Form 10-Q
period 1997-09-30
INDUS INTERNATIONAL INC
filed 1997-11-14
CIK 1041333

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------


                                    Form 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         Commission File Number: 0-22993


                                ----------------

                            INDUS INTERNATIONAL, INC.
          (Exact name of Registrant issuer as specified in its charter)




                   Delaware                                  94-3273443
      (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                    Identification No.)



60 Spear Street, San Francisco, California                      94105
 (Address of principal executive offices)                     (Zip code)


                                 (415) 904-5000
              (Registrant's telephone number, including area code)

                                ----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

As of October 31, 1997, Registrant had outstanding 29,627,222 shares of Common Stock, $.001 par value.



================================================================================


                                                        TABLE OF CONTENTS

                                                     Part I: Financial Information
                                                                                                                   Page
Item     1.       Financial Statements (unaudited)
                  Condensed Consolidated Statements of Operations - three and nine months ended
                      September 30, 1997 and 1996............................................................        1
                  Condensed Consolidated Balance Sheets - September 30, 1997 and December 31, 1996...........        2
                  Condensed Consolidated Statement of Stockholders' Equity - year ended
                      December 31, 1996 and nine months ended September 30, 1997.............................        3
                  Condensed Consolidated Statements of Cash Flows - nine months ended
                      September 30, 1997 and 1996.............................................................       5
                  Notes to Condensed Consolidated Financial Statements........................................       6
Item     2.       Management's Discussion and Analysis of Financial Condition and Results of Operations......       10

                                                     Part II: Other Information

Item     1.       Legal Proceedings...........................................................................      15
Item     2.       Changes in Securities and Use of Proceeds...................................................      15
Item     3.       Defaults Upon Senior Securities.............................................................      16
Item     4.       Submission of Matters to a Vote of Security Holders.........................................      16
Item     5.       Other Information...........................................................................      16
Item     6.       Exhibits and Reports on Form 8-K............................................................      16


                  Signatures..................................................................................      17




PART I: FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                                                      INDUS INTERNATIONAL, INC.

                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                              (In thousands, except per share amounts)

                                                             (Unaudited)


                                                                                       Three Months Ended        Nine Months Ended
                                                                                           September 30,           September 30,
                                                                                    ------------------------------------------------
                                                                                       1997         1996         1997          1996
                                                                                    --------     --------     --------     --------
Revenues:
     Software licensing fees ...................................................      13,601       11,108       39,184       29,796
     Services and maintenance ..................................................      29,612       26,208       91,323       70,280
                                                                                    --------     --------     --------     --------
          Total revenues .......................................................      43,213       37,316      130,507      100,076
Cost of revenues ...............................................................      19,157       16,730       57,286       44,749
                                                                                    --------     --------     --------     --------
Gross margin ...................................................................      24,056       20,586       73,221       55,327

Operating expenses:
     Research and development ..................................................       6,993        5,676       20,375       17,216
     Sales and marketing .......................................................       7,405        6,792       24,093       18,073
     General and administrative ................................................       3,173        3,425       11,507       11,029
     Merger expenses ...........................................................       9,977         --          9,977         --
     Restructuring charge ......................................................       2,106         --          2,106         --
                                                                                    --------     --------     --------     --------
          Total operating expenses .............................................      29,654       15,893       68,058       46,318
                                                                                    --------     --------     --------     --------

Income (loss) from operations ..................................................      (5,598)       4,693        5,163        9,009
Other income, net ..............................................................        (533)        (412)      (1,721)      (1,382)
                                                                                    --------     --------     --------     --------
Income (loss) before income taxes ..............................................      (6,131)       4,281        3,442        7,627
Provision for income taxes .....................................................       2,105        1,970        6,209        4,788
Cumulative effect of deferred income taxes provided upon January 1, 1996
   conversion to C-Corporation status ..........................................        --           --           --          6,700
                                                                                    --------     --------     --------     --------
Income (loss) before extraordinary item ........................................      (8,236)       2,311       (2,767)      (3,861)
Extraordinary item .............................................................        (787)        --           (787)        --
                                                                                    --------     --------     --------     --------
Net income (loss) ..............................................................      (9,023)       2,311       (3,554)      (3,861)
                                                                                    ========     ========     ========     ========
Pro forma statement of operations (A):
     Income (loss) before income taxes .........................................      (6,131)       4,281        3,442        7,627
     Provision for income taxes (federal, state and foreign) ...................       2,105        1,970        6,209        4,788
                                                                                    --------     --------     --------     --------
     Income (loss) before extraordinary item ...................................      (8,236)       2,311       (2,767)       2,839
     Extraordinary item ........................................................        (787)        --           (787)        --
                                                                                    --------     --------     --------     --------
     Pro forma net income (loss)................................................      (9,023)       2,311       (3,554)       2,839
                                                                                    ========     ========     ========     ========
Net income (loss) per share ....................................................    $  (0.31)    $   0.08     $  (0.13)    $   0.10
                                                                                    ========     ========     ========     ========

Shares used in computing  net income (loss) per share...........................      29,432       29,846       28,158       28,170
                                                                                    ========     ========     ========     ========

(A) Pro forma data as to the nine months ended September 30, 1996, historical data for other periods.

                                                       See accompanying notes.


                                                      INDUS INTERNATIONAL, INC.
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                           (In thousands)

                                                                                                       September 30,    December 31,
                                                                                                           1997              1996
                                                                                                         --------          --------
                                                                                                       (Unaudited)            (A)
                                              ASSETS

Current assets:
     Cash and cash equivalents .................................................................         $  4,535          $ 13,815
     Marketable securities .....................................................................           20,854            26,524
     Billed accounts receivable, less allowance for doubtful accounts of $1,868
         at September 30, 1997 and $1,083 at December 31, 1996 .................................           42,477            35,861
     Unbilled accounts receivable ..............................................................           25,399            19,397
     Other current assets ......................................................................            4,370             6,365
                                                                                                         --------          --------
         Total current assets ..................................................................           97,635           101,962

Marketable securities - noncurrent .............................................................            4,811             2,129
Property and equipment, net ....................................................................           14,612            12,270
Investments and intangible assets...............................................................           12,414              --
Employee notes receivable ......................................................................              380               537
Other assets ...................................................................................              726               957
                                                                                                         --------          --------
                                                                                                         $130,578          $117,855
                                                                                                         ========          ========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Borrowing under line of credit ............................................................         $ 26,650          $ 15,991
     Current portion of obligations under capital leases .......................................              557               960
     Accounts payable ..........................................................................           11,123             7,006
     Deferred income taxes .....................................................................              400             3,837
     Accrued merger expenses ...................................................................            7,482              --
     Other accrued liabilities .................................................................            6,793             9,732
     Deferred revenue ..........................................................................           13,169            21,372
                                                                                                         --------          --------
         Total current liabilities .............................................................           66,174            58,898
                                                                                                         --------          --------
Obligations under capital leases and term loans ................................................              663             2,126

Subordinated long-term notes ...................................................................             --              18,065

Redeemable preferred stock of TSW International, Inc. ..........................................             --              18,100
Stockholders' equity:
     Preferred Stock ...........................................................................             --                --
     Common Stock ..............................................................................               29                22
     Additional capital ........................................................................           95,725            48,649
     Other .....................................................................................             (781)             (603)
     Accumulated deficit .......................................................................          (31,232)          (27,402)
                                                                                                         --------          --------
         Total stockholders' equity ............................................................           63,741            20,666
                                                                                                         --------          --------
                                                                                                         $130,578          $117,855
                                                                                                         ========          ========

(A) The balance sheet at December 31, 1996 has been derived from the audited balance sheet (including TSW), but does not include all of the information and footnotes required by generally accepted accounting principles for complete presentation.

                                                     See accompanying notes.

                                                                 2



                                                    INDUS INTERNATIONAL, INC.
                                     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                           (In thousands)
                                                             (Unaudited)
                                                                                                                           Total
                                                                Common       Additional                    Accumulated Stockholders'
                                                                 Stock        Capital          Other         Deficit       Equity
                                                                 -----        -------          -----         -------       ------
Balance at December 31, 1994 ............................      $    131       $  1,399       $     13       $(13,389)      $(11,846)
     Issuance of common stock
       as deferred compensation .........................           480           --             (480)          --             --
     Exercise of  stock options .........................             1            266                                          267
     Stock options (1) ..................................          --           18,900           --             --           18,900
     Repurchase and retirement of stock .................          --             (122)          --             --             (122)
     Issuance of warrants to common stock ...............          --              570           --             --              570
     Cash distributions to stockholders .................          --             --             --           (9,516)        (9,516)
     Translation adjustment .............................          --             --             (229)          --             (229)
     Amortization of deferred compensation ..............          --             --               48           --               48
     Net loss ...........................................          --             --             --          (18,545)       (18,545)
                                                               --------       --------       --------       --------       --------
Balance at December 31, 1995 ............................           612         21,013           (648)       (41,450)       (20,473)
     Conversion to C Corporation effective
        January  1, 1996 ................................          --           (8,223)          --            8,223           --
     Reincorporation ....................................          (494)           494           --             --             --
     Issuance of common stock(2) ........................             4         35,399           --             --           35,403
     Tax benefit from exercise of stock options .........          --            6,669           --             --            6,669
     Purchase of Indus International, Inc. ..............
        net assets ......................................          (100)            (3)          --             --             (103)
     Unrealized loss on marketable securities ...........          --             --              (42)          --              (42)
     Translation adjustment .............................          --             --               (9)          --               (9)
     Amortization of deferred compensation ..............          --             --               96           --               96
     Net loss ...........................................          --           (6,700)          --            5,825           (875)
                                                               --------       --------       --------       --------       --------
Balance at December 31, 1996 ............................            22         48,649           (603)       (27,402)        20,666
     Issuance of common stock ...........................          --            5,600           --             --            5,600
     Tax benefit from exercise of stock options .........          --            1,721           --             --            1,721
     Capital contribution by a TSW
        Shareholder .....................................          --            1,717           --             --            1,717
     Reincorporation ....................................            (4)             4                                         --
     Redemption of TSW subordinated notes(3) ............             8         19,937                                       19,945
     Exchange of common stock for TSW
         redeemable preferred stock(4) ..................             3         18,097           --             --           18,100
     Unrealized loss on marketable securities ...........          --             --              (28)          --              (28)
     Translation adjustment .............................          --             --             (206)          --             (206)
     Amortization of deferred compensation ..............          --             --               56           --               56
     Net loss ...........................................          --             --             --           (3,554)        (3,554)
     Elimination of TSW's net income for the three
         months ended March 31, 1997 (5).................          --             --             --             (276)          (276)
                                                               --------       --------       --------       --------       --------
Balance at September 30, 1997 ...........................      $     29       $ 95,725       $   (781)      $(31,232)      $ 63,741
                                                               ========       ========       ========       ========       ========





(1)  Value of  unexercised  stock options of The Indus Group,  Inc. upon  elimination of  contingency  feature,  which had precluded exercise of these  options.

(2)  Includes  $33,864  received  from  February 29, 1996 initial public offering of The Indus Group, Inc. (2,500,000  common shares offered at $15 per share less underwriting commission and expenses.

(3)  Redemption of TSW subordinated notes and accumulated  interest in exchange for 1,235,879 common shares of Indus  International,
     Inc.

(4)  Exchange of 8,049,025 common shares of Indus International,  Inc. for redeemable preferred stock of TSW International, Inc. and
     53,937 shares for accumulated dividends.

(5)  Net income of TSW International,  Inc. for the three months ended March 31, 1997 ($276) included in both 1996 and 1997 combined operating results, as a result of change in TSW International, Inc.'s fiscal year end.



                                                     See accompanying notes.


                                                      INDUS INTERNATIONAL, INC.

                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (In thousands)
                                                            (Unaudited)

                                                                                                      Nine Months Ended
                                                                                                        September 30,
                                                                                                     1997            1996
                                                                                                 -----------     -----------
Cash flows from operating activities

Net loss..........................................................................................  $(3,554)      $(3,861)
Elimination of TSW's net income for the three months ended March 31, 1997.........................     (276)         --
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization ...............................................................    3,775         2,911
     Provision for doubtful accounts .............................................................      784           139
     Amortization of deferred compensation .......................................................       56            96
     Loss on sale of fixed assets ................................................................      315             2
     Write-off goodwill ..........................................................................     --             804
     Deferred income taxes .......................................................................   (3,437)       (2,597)
     Cumulative effect of deferred income taxes provided January 1, 1996 .........................     --           6,700
     Tax benefit from exercise of stock options ..................................................    1,721         3,636
     Merger expense resulting from equity transaction ............................................    2,009          --
     Extraordinary charge to net loss from debt extinguishment ...................................      787          --
     Changes in operating assets and liabilities:
          Billed accounts receivable .............................................................   (7,400)       (3,395)
          Unbilled accounts receivable ...........................................................   (6,002)       (3,361)
          Other current assets ...................................................................    1,995        (2,899)
          Employee notes receivable ..............................................................      157          (156)
          Other assets ...........................................................................      231           126
          Accounts payable .......................................................................    4,117            52
          Income taxes payable ...................................................................     --            (218)
          Accrued merger expense .................................................................    7,482          --
          Other accrued liabilities ..............................................................   (2,939)        1,681
          Deferred revenue .......................................................................   (8,203)          326
          Other ..................................................................................      (96)         (497)
                                                                                                   --------      --------
Net cash used by operating activities ............................................................   (8,478)         (511)
                                                                                                   --------      --------
Cash flows from investing activities

Purchase of marketable securities ................................................................   (3,284)      (39,132)
Sale of marketable securities ....................................................................    6,200         9,300
Investments and intangible assets.................................................................   (8,289)         --
Acquisition of property and equipment ............................................................   (5,072)       (5,307)
                                                                                                   --------      --------
Net cash used in investing activities ............................................................  (10,445)      (35,139)
                                                                                                   --------      --------
Cash flows from financing activities

Net drawdown/(repayment) of line of credit .......................................................   10,659        (3,154)
Net drawdown/(repayment) of capital leases/notes payable .........................................   (1,866)        2,557
Net proceeds from issuance of common stock .......................................................      850        39,664
Purchase of Indus International, Inc. net assets .................................................     --            (103)
                                                                                                   --------      --------
Net cash provided by financing activities ........................................................    9,643        38,964
                                                                                                   --------      --------
Net increase in cash and cash equivalents ........................................................   (9,280)        3,314
Cash and cash equivalents at beginning of period .................................................   13,815           297
                                                                                                   --------      --------
Cash and cash equivalents at end of period ....................................................... $  4,535      $  3,611
                                                                                                   ========      ========
Supplemental disclosures of cash flow information

Interest paid .................................................................................... $  2,004      $  2,322
                                                                                                   ========      ========
Income taxes paid ................................................................................ $  4,775      $  5,560
                                                                                                   ========      ========
Supplemental schedule of noncash, investing and financing activities

Issuance of common stock in exchange for TSW subordinated notes and redeemable  preferred stock... $ 38,034      $   --
                                                                                                   ========      ========
Issuance of common stock in exchange for investment............................................... $  4,750      $   --
                                                                                                   ========      ========

                                                               See accompanying notes.

                            INDUS INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.       Significant Accounting Policies

         Interim Financial Statements

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the Company's Registration Statement on Form S-4 Registration No. 333-33113 filed August 27, 1997.

         Merger of The Indus Group, Inc. and TSW International, Inc.

         The Indus Group, Inc. entered into an agreement and plan of merger and reorganization on June 5, 1997 with TSW International, Inc., a Georgia corporation, pursuant to which The Indus Group, Inc. and TSW International, Inc. each became subsidiaries of a new Delaware corporation named Indus International, Inc. (the "Company") which was formed for the purpose of the transactions contemplated under the Merger. The Merger was consummated on August 25, 1997, as a tax-free reorganization pursuant to the provisions of Section 368 of the Internal Revenue Code of 1986, and has been accounted for as a pooling of interests. In connection with the Merger, each share of outstanding common stock of The Indus Group, Inc. was converted into one share of Common Stock of the Company ("Common Stock") and (a) each outstanding share of common stock of TSW ("TSW Common Stock"), and each outstanding share of preferred stock of TSW ("TSW Preferred Stock"), was converted into approximately 2.73 shares of the Company's Common Stock; (b) the outstanding subordinated floating rate notes of TSW (including accrued interest thereon) were exchanged for an aggregate of 1,235,879 shares of the Company's Common Stock; (c) all rights to receive any unpaid dividends on TSW Preferred Stock were converted into an aggregate of 53,937 shares of the Company's Common Stock and (d) each outstanding option or warrant to purchase TSW Common Stock was converted into an option or warrant, respectively, to purchase that number of shares of the Company's Common Stock determined by multiplying the number of shares of TSW Common Stock subject to such option or warrant by the approximately 2.73, at an exercise price per share of the Company's Common Stock equal to the exercise price per share of TSW Common Stock pursuant to such option or warrant divided by the approximately
2.73. Based on the capitalization of TSW International, Inc. as of August 25, 1997, approximately 10.2 million shares of the Company's common stock were issued in the transaction and the Company has reserved approximately 7.9 million shares of its common stock for issuance pursuant to the assumption of outstanding options and warrants to purchase TSW common stock.

         As a result of the transaction, the Company incurred charges to operations of $9.98 million of merger related costs during the current period that primarily related to approximately $6.7 million for transaction fees and professional services, $1.7 million for consulting services incurred by a significant stockholder and $1.6 million for other costs incident to the merger. Of the total charge, cash outflow to date is $2.1 million and $7.5 million are future outflows as of September 30, 1997. The future outflows will primarily be paid during the next twelve months. In addition to the merger related costs, the Company accrued costs and losses as a restructuring of the Company totaling $2.1 million during the current period. Of the total cost, $910,000 results from excess facilities that will be vacated and $1.2 million from termination costs of excess or redundant employees. Of the total charge, cash outflow to date is $290,000.

                            INDUS INTERNATIONAL, INC.

                                   (Unaudited)

         Reporting Periods

         All periods include the combined results of The Indus Group, Inc. and TSW International, Inc. on a pooling of interest basis, as a result of a merger effective August 25, 1997. The 1996 data in the Company's condensed consolidated statement of operations represent the three and nine-month periods ended September 30, 1996 for The Indus Group, Inc. and the three and nine-month periods ended December 31, 1996 for TSW International, Inc. The December 31, 1996 data in the Company's condensed consolidated balance sheet represents December 31, 1996 for The Indus Group, Inc. and March 31, 1997 for TSW International, Inc. The Company's condensed consolidated statement of shareholders' equity for December 31, 1995 and 1996 reflect the years ended December 31, 1995 and 1996 for The Indus Group, Inc. and March 31, 1996 and 1997 for TSW International, Inc. The condensed consolidated statement of shareholder's equity for September 30, 1997 reflect the nine months ended September 30, 1997 for The Indus Group, Inc. and six months ended September 30, 1997 for TSW International, Inc.. The condensed consolidated statements of cash flows for 1996 reflect the nine months ended September 30, 1996 for The Indus Group, Inc. and the nine months ended December 31, 1996 for TSW International, Inc. The condensed consolidated statements of cash flows for September 30, 1997 reflect the nine months ended September 30, 1997 for The Indus Group, Inc. and the six months ended September 30, 1997 for TSW International, Inc.

         Cash Equivalents and Marketable Securities

         The Company considers all highly liquid, low risk debt instruments with a maturity of three months or less from the date of purchase to be cash equivalents. The Company generally invests its cash and cash equivalents in money market accounts and agency repurchase agreements, which are secured by government agency securities.

         The Company presently classifies all marketable securities as available-for-sale investments and carries them at fair market value. Marketable securities represent U.S. government obligations and indirect investments in municipal obligations. Marketable securities classified as long-term represent U.S. government obligations maturing no later than July 1999. Unrealized holding gains and losses, net of taxes, are carried as a component of shareholders' equity.

         Revenue Recognition

         Effective in the quarter ended September 30, 1997, The Indus Group, Inc. began to report applicable new license fees on standard software products not requiring substantial modification or customization as earned revenue upon shipment to customers. Previously, because substantial modification and customization of software products was expected by customers, The Indus Group, Inc. had deferred the applicable license fees initially and recognized those fees as earned over the period of modification, customization and other installation services. TSW International, Inc. which had not been required to perform substantial customization services, continues to recognize the applicable portion of license fees as earned upon shipment of standard software products to customers.

         Extraordinary Item

         The extraordinary item of $787,000 ($0.03 per share) represents the loss upon early extinguishment of indebtedness of TSW International, Inc.



2.       Issuance of Common Stock

         Initial Public Offering

         On February 29, 1996, The Indus Group, Inc. completed an initial public offering (the "Offering") in which it sold 2,500,000 shares of Common Stock at $15.00 per share. The Offering raised net proceeds of $33,863,764 (exclusive of underwriting discount and $1,011,236 in related expenses).

                            INDUS INTERNATIONAL, INC.

                                   (Unaudited)

         Employee Stock Purchase Plan

         The Indus Group, Inc. received $500,663 and $130,850 from the issuance of 29,088 and 10,013 shares of Common Stock on June 30, 1997 and August 21, 1997, respectively, under The Indus Group, Inc. 1995 Employee Stock Purchase Plan.

         Exercise of Stock Options

         During the nine months ended September 30, 1997, The Indus Group, Inc. received $146,871 from the issuance of 255,995 shares of common stock upon exercise of options under its 1992 Stock Option Plan.

         During the nine months ended September 30, 1997, TSW International, Inc. received $71,386 from the issuance of 12,932 shares of common stock upon exercise of options under its Stock Option Plans.

         Acquisition of Prism Consulting

         On April 1, 1997, the Company acquired Prism Consulting, Inc., a private management consulting firm for 339,285 shares of common stock at $14.00 per share and $250,000 in cash. Substantially all of the purchase cost was allocated to intangible assets and is included in investments and intangible assets.


3.       Investment

         The Indus Group, Inc. acquired a 10% interest in TenFold Corporation, a private software company, for approximately $8 million in cash. The Indus Group, Inc. received a perpetual, unrestricted license for applications and tools developed with TenFold's technology.

4.       Pro Forma Data; Per Share Data

         The  pro  forma  data  reflects   adjustments  which  would  have  been
applicable had The Indus Group, Inc. been a C Corporation in all periods.

         Statements of Operations

         Effective upon its incorporation in 1990, The Indus Group, Inc. elected to have its United States income taxed under Subchapter S of the Code. Income tax provisions through December 31, 1995 were principally attributable to state taxes and taxes imposed by foreign governments on The Indus Group, Inc.'s foreign operations. The Indus Group, Inc.'s S Corporation status terminated effective January 1, 1996, and The Indus Group, Inc. was subject to federal income taxation at the corporate level thereafter. In connection with the termination of S Corporation status on January 1, 1996, a one-time charge representing a cumulative net federal and state deferred income tax liability of $6.7 million was recorded. Indus International, Inc. is a C Corporation.

         For purposes of presenting comparative earnings and calculating earnings per share data, pro forma net income for the nine months ended September 30, 1996 reflects the elimination of the $6.7 million cumulative deferred income tax charge upon converting from an S Corporation to a C Corporation.

         Per Share Data

         Net  income  (loss)  per share is  computed  using pro forma net income
(loss) and the weighted average number of common and dilutive common equivalent shares outstanding during each period. Dilutive common equivalent shares consist of incremental common shares issuable upon the assumed exercise of stock options (using the treasury stock method). Fully diluted per share amounts are not presented, as the effect is not material. The computation of the weighted average number of shares outstanding for the three and nine month periods ended September 30, 1997 and 1996 is as follows (in thousands):


                                                    INDUS INTERNATIONAL, INC.

                               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                                           (Unaudited)


                                                                                Three Months Ended           Nine Months Ended
                                                                                  September 30,                September 30,
                                                                             ----------- -- ----------    ---------- -- -----------
                                                                                1997          1996          1997           1996
                                                                             -----------    ----------    ----------    -----------
Weighted average outstanding...........................................        29,432         26,411        28,158        25,191
Equivalent shares assumed to be outstanding had options granted prior to 1995 been exercised and used to repurchase shares at their
  then fair value......................................................             -          3,435             -         2,979

                                                                             ===========    ==========    ==========    ===========
                                                                               29,432         29,846        28,158        28,170
                                                                             ===========    ==========    ==========    ===========


5.       Earnings Per Share

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the company will be required to change the method currently used to compute earning per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase (decrease) in primary earnings per share for the three months ended September 30, 1997 and September 30, 1996 of ($0.01) and $0.01 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements located in the Research and Development, Sales and Marketing and Liquidity and Capital Resources sections as a result of the factors set forth below, among others.

The Company has experienced, and may in the future experience, significant fluctuations in quarterly revenues and operating results. The Company's revenues and operating results in general, and in particular its revenues from new licenses, are relatively difficult to forecast for a number of reasons, including (i) the relatively long sales cycles for the Company's products, (ii) the variable size and timing of individual license transactions, (iii) changes in demand for the Company's products and services, (iv) competitive conditions in the industry, (v) changes in customer budgets, (vi) the timing of the introduction of new products or product enhancements by the Company or its competitors, (vii) the Company's success in and costs associated with developing and introducing new products, (viii) product life cycles, (ix) changes in the proportion of revenues attributable to license fees versus services, (x) changes in the level of operating expenses, (xi) delay or deferral of customer implementations of the Company's software, (xii) software defects and other product quality problems, and (xiii) other economic conditions generally or in specific process industry segments. Further, the purchase of the Company's products generally involves a significant commitment of capital, with the attendant delays frequently associated with large capital expenditures and authorization procedures within large organizations. For these and other reasons, the sales cycles for the Company's products are typically lengthy and subject to a number of significant risks over which the Company has little or no control, including customers' budget constraints and internal authorization reviews. In addition, delays in the completion of a product implementation may require that the revenues associated with such implementation be recognized over a longer period than originally anticipated. Such delays in the implementation or execution of orders has caused, and may in the future cause, material fluctuations in the Company's operating results. Similarly, customers may cancel implementation projects at any time without penalty, and such cancellation could have a material adverse effect on the Company's business or results of operations. Because the Company's expenses are relatively fixed, a small variation in the timing of recognition of specific revenues can cause significant variations in operating results from quarter to quarter and may in some future quarter result in losses or have a material adverse effect on the Company's business or results of operations. For a more complete discussion of these factors, refer to the Risk Factors included in the Company's Registration Statement on Form S-4 filed on August 27, 1997 by the Company in connection with the merger of The Indus Group, Inc. and TSW International, Inc..

Risks relating to the merger of The Indus Group, Inc. and TSW International, Inc. include: (i) risks relating to the integration of the operations of The Indus Group, Inc. and TSW International, Inc.; (ii) the incurrence of the Combined Company of certain non-recurring charges in connection with the Merger;
(iii) the additional shares of Indus International, Inc. Common Stock to be issued in the Merger as well as the number of shares of Indus International, Inc. Common Stock to be eligible for public resale; (iv) certain differences in the rights of holders of The Indus Group, Inc.'s Common Stock and TSW International, Inc. Capital Stock resulting from the Merger; (vi) certain affiliates of The Indus Group, Inc. and TSW International, Inc. have certain interests that are different from or in addition to shareholders of The Indus Group, Inc. and shareholders of TSW International, Inc. Risks relating to the business of the Combined Company include: (i) the Combined Company's ability to manage growth; (ii) the utilization by the Combined Company of new distribution channels; and (iii) risks relating to the successful integration of current and future products and technologies.

The Company has in the past and may in the future acquire complementary products or businesses. Risks associated with such transactions include difficulty in retaining and assimilating the personnel of the combined companies, difficulty in integrating the operations of the combined companies, disruption of the Company's ongoing business, expenses associated with completing the transaction, and dilution of existing equity holders. There can be no assurance that such transactions will not materially adversely affect the Company's business, financial condition or operating results.

Recent Developments

On August 25, 1997, The Indus Group, Inc. and TSW International, Inc. were each merged (the "Merger") with and into wholly-owned subsidiaries of a new Delaware company, Indus International, Inc. (the "Company"). In connection with the Merger, each share of outstanding common stock of The Indus Group, Inc. was converted into one share of Common Stock of the Company ("Common Stock") and (a) each outstanding share of common stock of TSW ("TSW Common Stock"), and each outstanding share of preferred stock of TSW ("TSW Preferred Stock"), was converted into approximately 2.73 shares of the Company's Common Stock; (b) the outstanding subordinated floating rate notes of TSW (including accrued interest thereon) were exchanged for an aggregate of 1,235,879 shares of the Company's Common Stock; (c) all rights to receive any unpaid dividends on TSW Preferred Stock were converted into an aggregate of 53,937 shares of the Company's Common Stock and (d) each outstanding option or warrant, respectively, to purchase that number of shares of the Company's Common Stock determined by multiplying the number of shares of TSW Common Stock subject to such option or warrant by the approximately 2.73, at an exercise price per share of the Company's Common Stock equal to the exercise price per share of TSW Common Stock pursuant to such option or warrant divided by the approximately 2.73. The Company issued approximately 10.2 million shares of the Company's common stock and has reserved approximately 7.9 million shares of its common stock for issuance pursuant to the assumption of outstanding options and warrants to purchase TSW common stock.

Results of Operations

Overview. Indus International, Inc. develops, markets, and supports a proprietary line of enterprise asset management software and implementation services. The Company serves as an agent of change for its customers, who seek to improve their return on investment (ROI) and efficiencies in core business functions in the utilities and energy industry, process, discreet and consumer packaged goods companies, as well as educational, municipal and transportation authorities worldwide.

The Company derives its revenues primarily from software licenses, implementation and training services and maintenance fees. While the Company has derived a significant portion of its revenues from electric utilities, it also derives revenues from customers such as the oil and gas companies, petrochemical companies, manufacturers, hospitals, educational systems, governments, transportation authorities and steel and forest product companies.

The Company provides its software to customers under contracts which provide for software license fees and system implementation services. Effective in the three months ended September 30, 1997, The Indus Group, Inc. began to report applicable new license fees, which typically have ranged from approximately $100,000 to $5 million, on standard software products not requiring substantial modification or customization as earned revenue upon shipment to customers. Previously, because substantial modification and customization of software products was epxected by customers, The Indus Group, Inc. had deferred the applicable license fees initially and recognized those fees as earned over the period of modification, customization and other installation services. TSW International, Inc. has always recognized license fees upon shipment of product. Revenues from system implementation services, which typically are time- and material-based, are recognized as direct contract costs are incurred and typically range from one to three times the license fees.

Accordingly, revenues for each quarter depend in part on revenues from the closing of new contracts during the quarter. For contracts with a one-year warranty clause, a portion of license fees is deferred initially and subsequently recognized over the one-year period during which continuing maintenance and support services are provided to customers under the contracts. After an initial contract period, additional maintenance and support services, for which the Company typically charges 15-18% of the original license fee per year, are subject to separate contracts whereby revenue is recognized ratably over the contract period.

In March 1997, The Indus Group, Inc. acquired a 10% interest in TenFold Corporation, a private software company for approximately $8 million in cash. The Indus Group, Inc. will receive a perpetual, unrestricted license for future applications and tools developed with TenFold's technology. In April 1997, The Indus Group, Inc. acquired Prism Consulting, a private management-consulting firm, for $4.75 million in the Company's stock at the then current market value and $250,000 in cash. The Company has not and does not anticipate any material consequences on its results of operations for the calendar year 1997 as a result of these acquisitions.


The following table sets forth for the periods indicated the percentage of total revenues represented by certain line items in the Company's statements of operations:

                                                    Percent of Total Revenues

                                                                                       Three Months Ended        Nine Months Ended
                                                                                          September 30,             September 30,
                                                                                  --------------------------------------------------
                                                                                       1997         1996        1997         1996
                                                                                  --------------------------------------------------
Revenues:
     Software  licensing fees ...................................................       31.5%        29.8%       30.0%        29.8%
     Services  and maintenance ..................................................       68.5         70.2        70.0         70.2
                                                                                       -----        -----       -----        -----
          Total  revenues .......................................................      100.0        100.0       100.0        100.0

Cost of revenues ................................................................       44.3         44.8        43.9         44.7
                                                                                       -----        -----       -----        -----
Gross margin ....................................................................       55.7         55.2        56.1         55.3

Operating expenses:
     Research  and development ..................................................       16.2         15.2        15.6         17.2
     Sales and  marketing .......................................................       17.1         18.2        18.5         18.1
     General and administrative .................................................        7.3          9.2         8.8         11.0
     Restructuring/merger expense ...............................................       28.0          --          9.3          --
                                                                                       -----        -----       -----        -----
          Total operating expenses ..............................................       68.6         42.6        52.1         46.3
                                                                                       -----        -----       -----        -----

Income (loss) from operations ...................................................      (13.0)        12.6         4.0          9.0
Other income (expense), net .....................................................       (1.2)        (1.1)       (1.3)        (1.4)
                                                                                       -----        -----       -----        -----

Income (loss) before income taxes ...............................................      (14.2)        11.5         2.7          7.6
Provision for income taxes (state and foreign only in 1995) .....................        4.9          5.3         4.8          4.8
Cumulative effect of deferred income taxes provided upon January 1, 1996
   conversion to C-Corporation status ...........................................        --           --          --          (6.7)
                                                                                       -----        -----       -----        -----
Income (loss) before extraordinary ..............................................      (19.1)%        6.2%       (2.7%)       (3.9%)
Extraordinary item ..............................................................        1.8          --          --           --
                                                                                       -----        -----       -----        -----
Net income (loss) ...............................................................      (20.9%)        6.2%       (2.7%)       (3.9%)
Pro forma statement of operations:
     Income (loss) before income taxes, as above ................................                                              7.6%
     Provision for income taxes (federal, state and foreign) ....................                                              4.8
                                                                                                                             -----
     Pro forma net income per share .............................................                                              2.8%
                                                                                                                             =====


Revenues. Total revenues increased 16% to $43.2 million in the three months ended September 30, 1997 from $37.3 million in 1997. In the first nine months of 1997, total revenues increased by 30% to $130.5 million from $100 million in 1996. Revenue from international customers (excluding Canada and Mexico) accounted for 11% and 13% of revenues for the three months and nine months ended September 30, 1997, respectively, and 13% and 17% for the three months and nine months ended September 30, 1996, respectively. As most of the Company's contracts are denominated in U.S. dollars, foreign currency fluctuations have not impacted the results of operations.

In addition, effective in the three months ended September 30, 1997, The Indus Group, Inc. began to report applicable new license fees on standard software products not requiring substantial modification or customization as earned revenue upon shipment to customers. Previously, because substantial modification and customization of software products was expected by customers, The Indus Group, Inc. had deferred the applicable license fees initially and recognized those fees as earned over the period of modification, customization and other installation services. TSW International, Inc. which had not been required to perform substantial customization services, continues to recognize the applicable portion of license fees as earned upon shipment of standard software products to customers.

Revenues from licensing fees increased by 22% to $13.6 million in the three months ended September 30, 1997 from $11.1 million in 1996. In the first nine months of 1997, licensing fees increased 32% to $39.2 million from $29.8 million in 1996. The license fee growth from 1996 to 1997 resulted primarily from closing of a number of license fee agreements with both new and existing customers. License fees as a percentage of revenue were 32% and 30% for the three months ended September 30, 1997 and 1996, and 30% for the nine months ended September 30, 1997 and 1996.

Revenues from services and maintenance increased by 13% to $29.6 million in the three months ended September 30, 1997 from $26.2 million in 1996. In the first nine months of 1997, services and maintenance revenue increased 30% to $91.3 million from $70.3 million in 1996. The service and maintenance growth for the first nine months from 1996 to 1997 resulted primarily from implementation services generated by new domestic contracts and additional implementation projects with existing customers. The service and maintenance growth from the three months of 1996 to the three months of 1997 was lower than the year to date growth due to the delay of license fee contract closures during the first two quarters of 1997 which resulted in a lack of implementation service contracts in place.

The Company does not believe that the revenue growth experienced in the first nine months of 1997 is necessarily indicative of any revenue growth that may occur in future periods.

Cost of Revenues. Cost of revenues consists primarily of: (i) personnel and related costs for implementation (including account executive personnel), (ii) training and customer support services and (iii) sublicense fees to third parties upon the sale of the Company's product containing such third-party software. Gross margin on license fees are substantially higher than gross margin on service revenue, reflecting the low packaging and production costs of software products compared with the relatively high personnel costs associated with providing implementation, maintenance, consulting and training services. All software development costs are expensed to research and development as incurred.

Cost of revenues increased 15% to $19.2 million in the three months ended September 30, 1997 from $16.7 million in 1996. In the first nine months of 1997, cost of revenues increased by 28% to $57.3 million from $44.7 million in 1996. The 1997 increase in absolute dollars in cost of revenues was due principally to the need for additional personnel to service the Company's customers. As a percent of total revenue, cost of revenues was 44% and 45% for the three months ended September 30, 1997 and 1996, respectively. For the first nine months of 1997 and 1996, the cost of revenues as a percent of total revenue was at 44% and 45%, respectively. Cost of revenues remained relatively flat as a percentage of total revenue.

Research and Development (R&D). Research and development expenses consist primarily of: (i) personnel and related costs, (ii) computer timeshare costs and
(iii) third party consultant fees directly attributable to the development of new software application products and enhancements to existing products.

Research and development expenses increased 23% to $7.0 million in the three months ended September 30, 1997 from $5.7 million in 1996. In the first nine months of 1997, research and development expenses increased by 18% to $20.4 million from $17.2 million in 1996. As a percent of total revenue, research and development expenses were 16% and 15% for the three months ended September 30, 1997 and 1996, respectively. For the first nine months of 1997 and 1996, research and development expenses as a percent of total revenue were 16% and 17%, respectively.

R&D investment increased in the third quarter in 1997 compared to 1996 due to the timing of PASSPORT Release 6.0 which was completed by July 1997 and EMPAC Release 7.5 which was completed by August 1997. The Company believes that a significant level of investment in R&D is essential to remain competitive. The amount of R&D in absolute dollars for a particular period may vary depending on the projects in progress.

In accordance with Statement of Financial Accounting Standards No. 86, software development costs are expensed as incurred until technological feasibility of the software is established, after which any additional costs are capitalized. To date, the Company has expensed all software development costs because development costs incurred subsequent to the establishment of technological feasibility have not been material.

Sales and Marketing. Sales and marketing expenses increased 9% to $7.4 million in the three months ended September 30, 1997 from $6.8 million in 1996. In the first nine months of 1997, sales and marketing expenses increased by 33% to $24 million from $18 million in 1996. As a percent of total revenue, sales and marketing expenses were 17%, 18%, 19% and 18% for the three months ended September 30, 1997 and 1996 and for the first nine months of 1997 and 1996, respectively. The growth in sales and marketing expenses in absolute dollars is primarily due to: (i) the addition of personnel, (ii) expansion of strategic alliance program and (iii) changes in the mix of the revenue base on which commission expense is generated. The Company believes that sales and marketing expenses as a percentage of total revenues may continue to increase for the same reasons.

General and Administrative. General and administrative expenses decreased 6% to $3.2 million in the three months ended September 30, 1997 from $3.4 million in 1996. In the first nine months of 1997, general and administrative expenses increased by 4% to $11.5 million from $11.0 million in 1996. As a percent of total revenue, general and administrative expenses were 7% and 9% for the three months ended September 30, 1997 and 1996, and for the first nine months of 1997 and 1996, 9% and 11%, respectively. General and administrative expenses in absolute dollars remained relatively constant.

Provision for Income Taxes. Effective upon its incorporation in 1990, The Indus Group, Inc. elected to have its United States income taxed under Subchapter S of the Code. Accordingly, income tax provisions prior to 1996 were principally attributable to state taxes and taxes imposed by foreign governments on The Indus Group, Inc.'s foreign operations. The Indus Group, Inc.'s S Corporation status terminated effective January 1, 1996, and The Indus Group, Inc. was subject to federal income taxation at the corporate level thereafter. In relation to the termination of S Corporation status as of January 1, 1996, a one-time charge representing a cumulative net federal and state deferred income tax liability of $6.7 million was recorded.

Income tax expense of $6.2 million represented $5.9 million of federal and state corporate income taxes for The Indus Group,Inc. for the nine months ended
September  30,  1997  and  $307,000  of  foreign   withholding   taxes  for  TSW
International, Inc. TSW International, Inc. has domestic net operating loss carryforwards in excess of $10.0 million which will expire in years 2010 through 2012; domestic research and experimental tax credits of approximately $776,000 which expire in years 2010 to 2012; domestic and foreign tax credits of approximately $506,000 which can be carried forward indefinitely; and foreign net operating loss carryforwards of approximately $2.9 million which can be carried forward indefinitely. The utilization of these net operating loss carryforwards to offset the Company's future taxable income may be limited subject to rules of Internal Revenue Code Section 382.

Net Income (Loss). The net loss for the nine months ended September 30, 1997 was the result of the $12.9 million merger related costs. This included charges to operations of $9.98 million of merger related costs during the current period that primarily related to approximately $6.7 million for transaction fees and professional services, $1.7 million for consulting services incurred by a significant shareholder and $1.6 million for other costs incident to the merger. In addition to the merger related costs, the Company accrued costs and losses as a restructuring of the Company totaling $2.1 million during the current period. Of the total cost, $910,000 results from excess facilities that will be vacated and $1.2 million from termination costs of excess or redundant employees. And as a result of the merger, the Company incurred an extraordinary loss of $787,000 due to the early extinguishment of indebtedness of TSW International, Inc.

Pro Forma Net Income. For purposes of presenting comparative earnings and calculating earnings per share data, pro forma net income for the nine months ended September 30, 1996 reflects the elimination of the $6.7 million nonrecurring cumulative deferred income tax charge upon converting from an S Corporation to a C Corporation.

Liquidity and Capital Resources

The Company had total assets of $130.6 million and $117.9 million at September 30, 1997 and December 31, 1996, respectively. Historically, the Company has financed its operations primarily through cash provided by operations, borrowings under its line of credit, sales of Preferred Stock to a principal shareholder and funds borrowed from principal shareholders. In March 1996, The Indus Group, Inc. received $33.9 million, representing the proceeds (net of underwriting commissions and offering costs) from an initial public offering of 2,500,000 shares of its Common Stock. These proceeds were used to purchase marketable securities (comprised of municipal and U.S. government obligations) and certain cash equivalent instruments.

As of September 30, 1997, the Company's principal sources of liquidity consisted of approximately $4.5 million in cash and cash equivalents, $25.7 million in marketable securities and a revolving bank line of credit of $35 million, which is secured by all of the Company's accounts receivables. The revolving credit facility expires in July 31, 1999. The revolving credit facility bears an interest rate of the one month LIBOR rate plus 1.50% (7.16% as of September 30, 1997). This facility replaced and eliminated The Indus Group, Inc. and TSW International, Inc. revolving lines of credit, which bore higher interest rates. Approximately $26.6 million had been drawn down under this line of credit at September 30, 1997.

In the nine months ended September 30, 1997, cash, cash equivalents and marketable securities decreased substantially as a result of cash investment in a 10% interest in TenFold Corporation ($8 million), the purchase of property and equipment ($5.1 million), and cash used by operations ($8.5 million). Financing activities provided cash of $9.6 million, primarily from the issuance of common stock in exchange for the outstanding subordinated floating rate notes of TSW International, Inc.

Cash requirements are expected to continue to increase in order to fund: (i) personnel and salary costs, (ii) research and development costs, (iii)
investment in additional technical equipment, and (iv) working capital requirements. The Company presently anticipates additional capital expenditures for the remainder of 1997 of approximately $1 million, primarily for equipment and furniture.

In addition to its line of credit, the Company's principal commitments at September 30, 1997, consisted of obligations under operating leases for facilities and computer equipment.

The Company believes that its existing cash and marketable securities, together with anticipated cash flow from operations and available bank borrowings, will be sufficient to meet its cash requirements during the next 12 months. The foregoing statement regarding the Company's expectations for continued liquidity is a forward-looking statement, and actual results may differ materially depending on a variety of factors, including variable operating results or presently unexpected uses of cash, such as the merger of The Indus Group, Inc. with TSW International, Inc. and acquisitions.


PART II: OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS

              There are no pending legal proceedings to which the Company is a party or of which any of its property is subject.


ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

              In connection with the consummation of the Merger, a new company was formed, Indus International, Inc. in the State of Delaware. The shareholders of The Indus Group, Inc. and TSW International, Inc. became stockholders of the Company, pursuant to the conversion of each outstanding share of common stock of The Indus Group, Inc. into one share of common stock of the Company, the conversion of each outstanding share of common and preferred stock of TSW International, Inc. into approximately 2.73 shares of common stock of the Company, the conversion of each outstanding option to purchase common stock of The Indus Group, Inc. into an option to purchase an equivalent number of shares of common stock of the Company and the conversion of each outstanding option or warrant of TSW International, Inc. to purchase approximately 2.73 times the equivalent number of shares of common stock of the Company. In addition, the outstanding subordinated floating rate notes of TSW (including accrued interest thereon) were exchanged for an aggregate of 1,235,879 shares of the Company's Common Stock and all rights to receive any unpaid dividends on TSW Preferred Stock were converted into an aggregate of 53,937 shares of the Company's Common Stock. The rights of the Company's stockholders are governed by the Company's Certificate of Incorporation and Bylaws which differ in certain respects from the Articles of Incorporation and Bylaws of The Indus Group, Inc. and TSW International, Inc. In addition, the rights of the Company's stockholders have been affected in certain respects as a result of being governed by Delaware law, rather than California or Georgia law. A detailed comparison of the rights of the stockholders of the Company with the rights of the stockholders of The Indus Group, Inc. and TSW International, Inc. under such companies' charter documents, and as a result of differences between Delaware law and California or Georgia law, is set forth in the Registration Statement on Form S-4 filed by the Company with the Securities and Exchange Commission on August 27, 1997

Use of proceeds from the offering by The Indus Group, Inc. in February, 1996 are as follows:

          Report of Sales of Securities and Use of Proceeds Therefrom (Form SR)

          Aggregate offering price                          $37,500,000
          Expenses incurred in connection with offering       3,636,236
                                                            -----------
          Net offering proceeds to issuer                   $33,863,764
          Purchase of equipment                                 750,000
          Income taxes                                        3,841,421
          Working capital                                     3,300,000
                                                            -----------
          Temporary investment                              $25,972,343
                                                            -----------

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              None.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              At a Special Meeting of Shareholders of The Indus Group, Inc. held August 25, 1997, the shareholders approved the adoption of (i) the Agreement and Plan of Merger and Reorganization, dated as of June 5, 1997, by and among The Indus Group, Inc., a California corporation, Indus International, Inc., a Delaware corporation, and TSW International, Inc., a Georgia corporation and
(ii) the Agreement of Merger among Indus International, Inc., The Indus Group, Inc. and Indus Sub, Inc., a California corporation and a wholly-owned subsidiary of Indus International, Inc.

              VOTES FOR:  13,273,481     AGAINST:  244,200       ABSTAIN:  213

              At a Special Meeting of Shareholders of TSW International, Inc. held August 25, 1997, the shareholders approved the adoption of (i) the Agreement and Plan of Merger and Reorganization, dated as of June 5, 1997, by and among The Indus Group, Inc., a California corporation, Indus International, Inc., a Delaware corporation, and TSW International, Inc., a Georgia corporation and (ii) the Agreement of Merger among Indus International, Inc., TSW International, Inc. and TSW Sub, Inc., a Georgia corporation and a wholly-owned subsidiary of Indus International, Inc.

              VOTES FOR:  3,108,871      AGAINST:  0             ABSTAIN:  0



PART II: OTHER INFORMATION (continued)



ITEM 5.       OTHER INFORMATION

              None.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         10.01 Credit Agreement dated September 2, 1997 (as amended through First Amendment dated September 16, 1997) with Sumitomo Bank of California and Union Bank of California, N.A.
         11.01    Statement of Computation of Pro Forma Net Income Per Share.
         27.01    Financial Data Schedule.


(b)      Reports on Forms 8-K.

         The Company filed a report on Form 8-K dated August 25, 1997 to report the merger of The Indus Group, Inc. and TSW International, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                  INDUS INTERNATIONAL, INC.
                                            (Registrant)





Date:  November 14, 1997

                                   /s/ Robert W. Felton
                                   ----------------------------------------
                                  Robert W. Felton
                                  President and Chief Executive Officer





Date:  November 14, 1997
                                  /s/ Frank M. Siskowski
                                  ---------------------------------------
                                  Frank M. Siskowski
                                  Senior Vice President of Finance and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS



     Exhibit                                  Description
     -------                                  -----------
      10.01 10.01 Credit Agreement dated September 2, 1997 (as amended through First Amendment dated September 16, 1997) with Sumitomo Bank of California and Union Bank of California, N.A.
      11.01   Statement of Computation of Pro Forma Net Income Per Share
      27.01   Financial Data Schedule