Form 10-K405
period 1997-12-31
INDUS INTERNATIONAL INC
filed 1998-03-31
CIK 1041333

================================================================================

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                    Form 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997
                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-22993
                                ----------------

                            INDUS INTERNATIONAL, INC.
          (Exact name of Registrant issuer as specified in its charter)

           Delaware                                              94-3273443
(State or other jurisdiction of                               (I.R.S.) Employer
 incorporation or organization)                              Identification No.)

60 Spear Street, San Francisco, California                           94105
(Address of principal executive offices)                          (Zip code)

                                 (415) 904-5000
              (Registrant's telephone number, including area code)

                               -------------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value
                                (Title of Class)
                                ----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 11, 1998 as reported on the Nasdaq National Market, was approximately $9.13. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may by deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant's Common Stock, $.001 par value was 30,244,163 at March 11, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Stockholders for the year ended December 31, 1997 are incorporated by reference into Parts II and IV of this Form 10-K. Portions of the Proxy Statement for Registrant's 1998 Annual Meeting of Stockholders to be held May 5, 1998 are incorporated by reference in Part III hereof, to the extent stated herein.

--------------------------------------------------------------------------------

================================================================================

                                                         TABLE OF CONTENTS


PART I..........................................................................................................................3
   ITEM 1.  DESCRIPTION OF BUSINESS.............................................................................................3
   ITEM 2.  PROPERTIES.........................................................................................................16
   ITEM 3.  LEGAL PROCEEDINGS..................................................................................................16
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................................16

PART II........................................................................................................................17
   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..............................................17
   ITEM 6.  SELECTED FINANCIAL INFORMATION.....................................................................................17
   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION...............................19
   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................................................................19
   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...............................19

PART III.......................................................................................................................19
   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................................................................19
   ITEM 11.  EXECUTIVE COMPENSATION............................................................................................19
   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....................................................19
   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................................................................20

PART IV........................................................................................................................20
   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K..................................................20

SIGNATURES.....................................................................................................................24

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Merger

         The Indus Group, Inc., a California corporation entered into an agreement and plan of merger and reorganization (the "Merger") on June 5, 1997 with TSW International, Inc., a Georgia corporation, pursuant to which The Indus Group, Inc. and TSW International, Inc. each became subsidiaries of a new
Delaware corporation named Indus International, Inc. (the "Company" or the "Combined Company") which was formed for the purpose of the transactions contemplated under the Merger. The transaction was accounted for as a pooling-of-interests for financial reporting purposes and structured to qualify as a tax-free reorganization. The stockholders of each of The Indus Group, Inc. and TSW International, Inc. approved the transaction and the transaction was effective August 25, 1997.

         As a result of the Merger, the Company has broadened its vertical market expertise and opportunities, enhanced its international presence, broadened its product offerings and been able to more fully realize the benefits of a regional services infrastructure. In addition, the Merger provides: (i) an enhanced competitive position as a result of higher visibility of the Company;
(ii) an increase in the sales and marketing capabilities; (iii) an ability to provide solutions to enterprise customers of all sizes as a result of the integration of software solutions; and (iv) cost synergies and economies of scale in operation.

         On December 31, 1997, the Company's subsidiaries, The Indus Group, Inc. and TSW International, Inc., each merged with and into the Company (the "Roll-up Merger"). The Company, as the surviving corporation, assumed all obligations of the two subsidiaries, in connection with the Roll-up Merger.

General

     Indus International, Inc. develops, markets, implements and supports enterprise asset management software and service solutions for capital intense industries worldwide. Marketed internationally as the Indus Solution Series, the offering consists of business application systems and industry best practice service packages which support such functional areas as: Asset & Work Management Systems, Materials & Procurement Systems, Safety & Compliance Systems and Financial Integration products. Indus Solutions are designed to interoperate ("a single customer environment making productive use of two or more vendor's products which seamlessly integrate without requiring additional interface programming assistance") with popular third-party applications that provide best business practices function to its customers. Through strategic alliances, the Company works with Oracle Corporation ("Oracle"), PeopleSoft, Inc. ("PeopleSoft"), and other industry-specific vendors to create a software series that provides seamless interoperability with corporate and financial applications, expert systems, and other industry specific systems to provide complete enterprise-wide solutions that enable the Company's customers to improve operating efficiencies, reduce costs and comply with governmental regulation. Markets of primary focus for the Company's products include: the energy industry, continuous process industries, industrial manufacturing and the public sector. Segments within these capital intense markets include: electric and gas utilities, telecommunications providers, petrochemical refineries, mining and metals manufacturers, forest products producers, transportation authorities, educational systems, and governmental institutions.

     The software tools  comprising  the Indus  Solution  Series are based on an open, client/server architecture featuring a layered and object-oriented software design that enables customers to use various operating systems, operate on multiple hardware platforms and interoperate with many third-party software applications and legacy systems. Proprietary systems implementation methodology tools and best practice education tools facilitate rapid and effective deployment and utilization of its Enterprise Asset Management (EAM) applications.

     The Company's Enterprise Asset Management solutions include consulting services provided by subject matter experts. This unique approach helps customers implement advanced EAM maintenance principles, materials management theories, and other advanced strategies designed to provide a competitive advantage to the customer. The service package content comprising this business process improvement solution leverages the knowledge gained from hundreds of customer implementations and the extensive plant experience of the Company's employees, and the global experience of its user community. Regionally located in close proximity to customer sites, the Company's professional services organization supports the sales organization that is established along vertical business lines. The resulting process provides a high quality information exchange as customers learn how the Indus Solution Series addresses industry-specific requirements. The Company also offers a global customer support organization with 7 x 24 multi-lingual support. The Company believes this combination of enterprise software, vertically oriented consulting services and worldwide customer support allows customers to increase equipment and production capacity, reduce operating costs and safeguard the workforce and the environment.

     The Company is a leading provider of systems, products and services addressing the highly specialized needs of the Enterprise Asset Management market. As of December 31, 1997, the Company products were licensed for use by over 300,000 end-users representing 440 customers in 48 countries.

     Indus, Indus Solution Series, IndusWorld, PassPort Software Solutions, ABACUS, ABACUS Toolkit, PORTAL/G, PORTAL/95, PORTAL/97, VIEWPORT, Prism Consulting, Enterprise MPAC, Curator and AssetWare, AssetCare and CareNet are trademarks and servicemarks of the Company. All other brand names or trademarks are the property of their respective holders

Products and Services

     The Company offers software products and service packages, which incorporate sophisticated enterprise asset management methodologies, extensive subject matter expertise and advanced technology designed to interoperate seamlessly with other enterprise business information systems. Marketed as the Indus Solution Series these business tools support the needs of an organization's core decision makers in the operations and maintenance workforce, inventory management and procurement professionals, safety and compliance engineers and related disciplines affected by asset care decisions throughout the enterprise. This customer user group is supported by such Indus Software Solutions as: Asset & Work Management Systems, Materials and Procurement Systems, Safety and Compliance System, which seamlessly integrate to third party corporate financial systems from Oracle and PeopleSoft. Beyond providing departmental information to affected workgroups throughout the customer organization, Enterprise Asset Management (EAM) techniques employed by the Company integrate process control systems from vendors such as Allen-Bradley and Johnson Controls, optimizing capacity utilization through just-in-time maintenance management practices. The Indus Solution Series reflects EAM best practices, including Reliability Centered Maintenance (RCM), Total Productive Maintenance (TPM) and web-based electronic commerce, to allow customers to apply Indus Solutions as a means to achieving a strategic and competitive advantage.

     A proprietary implementation methodology and set of data content workbenches round out the service package offering available from the regionally positioned professional services solutions centers throughout the Americas, Europe, Middle East and Africa and Asia Pacific theaters of operation. Marketed as ABACUS tools and implementation methodology, ABACUS enables rapid implementation and configuration of Indus Software Solutions. Workbenches are a set of software tools which support application development, data migration and installation support used by the Company and its customers to develop, install and configure Indus Software Solutions. Integration products are also sold to enable Indus Software Solutions to interoperate with corporate financial, payroll, human resources and customer information applications systems available, and other industry-specific programs included in the company's Business Partner Alliance program.

The Indus Software Solutions

     Core application business systems comprising Indus Software Solutions are commercially available in two primary product lines designed to reflect the requirements of specific vertical industry function, and the technical architecture traditionally employed in these industries. The result is two efficient transaction engines designed to support Indus Solution Series products. Functions within the application product lines have been tailored to encapsulate vertical business processing requirements which are augmented by subject matter expertise and consulting service packages which serves as another key differentiation in delivering a total solution across the enterprise.

Indus Solution Series for the Energy Industry

     Indus Software Solutions for the Energy Industry provide a series of business applications and business process improvement service packages which meet the needs of both integrated electric and gas utilities or stand alone utility business units including: nuclear generating stations, non-nuclear steam generating facilities, a utility's energy delivery business including transmission and distribution, and systems designed to manage Department of Energy facilities.

Specific packaged solutions in this series include:
     Indus Solutions for the Power Generation Industry
     Indus Solutions for the Nuclear Power Industry
     Indus Solutions for the Energy Delivery Industry
     Indus Solutions for Managing Department of Energy Facilities

     Core business systems in the Energy Series include Asset & Work Management systems, Materials & Procurement systems, Safety & Compliance systems and Financial Integration products. These robust applications designed especially to meet the challenges of the energy industry in an era of deregulation, and in certain cases non-utility customers desiring to employ traditional architecture across large complex environments, operate on transaction engines which provide client/server processing in MVS, UNIX and Windows NT environments on server platforms available from IBM, HP, and Digital Equipment utilizing the Oracle and DB2 relational database management systems. Desktop workstation products include Windows, Windows/95-97/NT, Macintosh and 3270 non-programmable devices.

Indus Solution Series for Industry and the Public Sector

     Indus Software Solutions for Industry and the Public Sector provide a set of business applications, which meet the needs of capital intense industrial manufacturing businesses seeking a competitive advantage through the application of technology. Business applications and subject matter expertise in the areas of delivering advanced enterprise asset management strategies across the enterprise have been packaged to meet the needs of specific vertical industries in the series.

Specific packaged software and service package solutions in the Industry Series include:
     Indus Solutions for the Mining & Metals Industry
     Indus Solutions for the Oil,Gas & Chemical Industry
     Indus Solutions for the Forest Products Industry
     Indus Solutions for Industrial Manufacturing
     Indus Solutions for the Consumer Packaged Goods Industry

Specific packaged solutions in the Public Sector Series include:
     Indus Solutions for Transportation Authorities
     Indus Solutions for Educational Systems
     Indus Solutions for Municipal Government Facilities

     Core business  systems in the Industry and Public  Sector  Series  include:
Asset & Work Management systems, Materials & Procurement systems, Safety & Compliance systems and Financial Integration products. These object-oriented and Oracle-centric applications may be modularly implemented or procured on a turnkey basis. The transaction engine supporting core processes within this series utilizes object-oriented tools allowing each Industry and Public Sector Solution to evolve with emerging industry standards. Largely platform independent, the software runs on industry-standard UNIX and Windows NT servers including the IBM RS/6000, HP 9000, Sun SPARCstation and Intel-based systems. This Series-II architecture utilizes the native functionality of the Oracle database with a graphical user interface developed in an object-orientated front-end able to run in both Windows and Java client domains. Integration with several third party applications fully extend the solution to include such advantages as fully integrated electronic document management and workflow capabilities, real-time data collection, and wireless support for cellular equipped portable data terminals.

Product Architecture and Development Strategy for the Series-II Engine

     Commercial Off-the-shelf Technology. Indus Series-II utilizes industry-standard tools and technologies to develop its products, allowing Indus Software Solutions comprising this series to evolve along with rapidly emerging standards. Series-II is largely platform independent, running on industry-standard UNIX and Windows NT servers including the IBM RS/6000, HP 9000, Sun SPARCstation and Intel-based systems. Series-II architecture utilizes the native functionality of the Oracle database with a graphical user interface developed in PowerBuilder.

     Partitioned Application Architecture. The layers of the Series-II application architecture--the user interface, business logic, data storage, workflow and browser interface--are interoperable but not interdependent. For example, changes to the database layer are not dependent on the user interface. The partitioning built into Series-II components minimize the Company's dependence on third-party vendors and efficiently utilizes desktop computers, "thin clients," servers and networks. The Company believes this architecture reduces its exposure to the risks of technology or market shifts that require changes in one or more of the layers, and enables rapid exploitation of technology advances.

     Object-oriented Design and Third-party Interoperability. The Company develops its products through an object-oriented design and development methodology by which software "objects" (i.e., collections of properties and methods) are used as building blocks to model real-world business processes. Further, the Series-II architecture is designed to be an open system with an Application Program Interface ("API") that enables easy interoperability and extension at the application level. The API is available to third party developers to facilitate the integration of Indus Software Solutions with other client/server applications. The Company believes object-oriented development has several benefits including software reusability, which results in decreased development expense and improved software quality, and component management, which allows customers to implement and upgrade subsets of the application.

     Flexible Network Technology. Series-II applications can be installed in a network configuration to allow customers to take full advantage of client/server technology with low cost and low maintenance "thin clients." Network-centric implementation is attractive to clients concerned about the acquisition and systems management expense associated with personal computers. Series-II's efficient network architecture is particularly important to clients with low-bandwidth networks, prevalent in developing markets, which require the minimization of network traffic to support advanced client/server applications.

Implementation Methodology and Related Services

     Indus Software Solutions are implemented through the Company's proprietary ABACUS tools and implementation methodology. ABACUS consists of software-driven analytical tools, implementation plans and educational resources that encapsulate the Company's extensive experience in implementing enterprise management software solutions. ABACUS provides a step-by-step implementation life cycle framework for all installation, integration, and education and business review activities. In addition, ABACUS enhances the ongoing effectiveness of Indus Software Solutions and assists customers in improving their business processes.

     ABACUS software tools use a time-sensitive and track-oriented approach to help customers and the Company's business experts, technical specialists and training professionals implement the Company's applications. In addition to interactively identifying implementation procedures, ABACUS contains over 575 "best practice" examples of how such procedures were performed by other process industry companies, drawn from the Company's extensive experience in implementing enterprise asset management software solutions. The Company currently licenses ABACUS software tools in conjunction with Indus Software Solutions which includes the use of the ABACUS ToolKit, a version of the ABACUS software that allows customers to tailor their internal project goals and objectives with other corporate initiatives, modify implementation plans and associated deliverables, supporting specific project/progress reporting, etc. Versions of ABACUS products have been created to effectively address the differences in approach and complexity between Series I & Series II architecture as well as implementation requirements and best practice selections of interest to specific vertical industries.

Indus Solution Series Workbenches

     A series of best practice workbenches assist information engineers in the development of business application systems and post-development implementation support. From analytical designs and programming tools to data services workbenches for data load and system interface exercises, data migration and archiving; these productivity tools help the Company demonstrate rapid development of high quality, highly functional applications on predictable schedules and within established budgets.

     The Company also licenses Indus Solution Series Workbenches to customers desiring the ability to modify business applications to suit internal needs and to perform system administration and maintenance over the application life cycle.

Customer Support, Software Maintenance and Training

     In addition to the standardized services offered through ABACUS, the Company offers systems integration, customer support, software maintenance and training through its regionally positioned professional services capability. The Company provides systems integration and customer support on a time and materials basis. The Company provides software maintenance for a fixed fee based on the number and types of applications licensed.

     To help track and coordinate customer support and service requirements, the Company has employed a service product marketed as CareNet. This customer care system used throughout the global support organization provides the customer support team with a consistent approach towards an interactive help desk, warranty support and post-implementation services which are widely used by its customers. Experienced product specialists who have direct access to product development teams and technology specialists' staff the help desk. A computerized system is used to log, track, close and analyze all customer calls.

     The Indus Institute, the Company's training division, designs, manages, and implements comprehensive education and training solutions for its user community. The Institute's team of training and technical professionals provides instructional design and courseware development services, training coordination support, train-the-trainer and end-user programs, computer based training products, as well as technical training for customer installations worldwide. In addition, the Company has developed a comprehensive set of training courseware, which it uses to educate and train customers and internal staff. Subjects covered by the courseware range from application product basics to conducting business process reviews. Open enrollment training courses are provided at the Company's training centers in San Francisco, Atlanta, Dallas, Pittsburgh, and internationally in London, Paris and Brisbane. In addition, training is also provided at customer sites at the customer's option.

Customers

     The Company provides enterprise management software solutions to large process industry customers primarily in the energy industry, continuous process industries, industrial manufacturing and the public sector. Segments within these capital intense markets include: electric and gas utilities, telecommunications providers, petrochemical refineries, mining and metals, forest products producers, transportation authorities, educational systems, and governmental institutions.

     As of December 31, 1997, the Company products were licensed for use by over 300,000 end-users representing 440 customers in 48 countries. No single customer accounted for 10% or more of the Company's total revenues in 1997.

Sales and Marketing

     The corporate marketing function is organized into vertical business areas, which comprise capital intense facilities and process industries targeted by the Company. By segmenting the market into vertical business areas, the Company can package and deliver its products and service offerings effectively to the industries it serves. The vertical business segments comprising the market include:

The Energy Series
-----------------
Indus Solutions for the           Addresses electric utilities with generating capacity comprised of fossil, hydro,
Power Generation Industry         wind, solar or geothermal power generation. Power Generation addresses a trend in the industry where disparate generation groups are being aggregated into a single business unit within the utility structure.


Indus Solutions for the           Recognizes the unique  requirements of nuclear  generating  stations in the areas
Nuclear Power Industry.           of special materials,  heath physics, safety and nuclear regulatory reporting and compliance issues.


Indus Solutions for               Focuses  on facilities  maintained by  the Department  of  Energy and  others  in
Managing Department of            facilites  management  that serve  large facility  complexes,  maintain high rise
Energy Facilities.                facilities  and the  distributed needs  of large  consumer  retailers,  insurance companies and other facility-intense organizations.


Indus Solutions for the           Includes the  Transmission and Distribution business units of utilities,  couples
Energy Delivery Industry          with the revenue cycle components from Customer Information Systems for electric, gas, water utilities.


The Industry Series
-------------------

Indus Solutions for the           Comprised of the "upstream" companies charged with prospecting and developing new
Oil, Gas & Chemical               oil  and gas  sources (both  on and offshore),  as well as "downstream" operating
Industry                          companies charged with refining, packaging and distribution processing.


Indus Solutions for               Represents  steel making, pulp and paper and others whose process involves moving
Integrated-Process Industries     from crude raw materials through secondary operations to finished goods. Specific packaged solutions in this series include:
                                       Indus Solutions for the Mining & Metals Industry
                                       Indus Solutions for the Forest Products Industry
                                       Indus Solutions for Industrial Manufacturing


Indus Solutions for the           Developed  in cooperation  with Oracle  Corporation's  complete Consumer Packaged
Consumer Packaged Goods           Goods offering, the Enterprise  Asset Management components of this best-of-breed
Industry                          solution are provided by the Company.


Indus Solutions for               Special offerings of products and support reflecting the needs of maintenance and
the Public Sector                 repair  operations  within the Public Sector have been created. Specific packaged solutions in the Public Sector Series include:
                                       Indus Solutions for Transportation Authorities
                                       Indus Solutions for Educational Systems
                                       Indus Solutions for Municipal Government Facilities


     The Company markets and sells its products and services in three primary areas of the world: The Americas, with direct sales representatives in the US, Canada, and Argentina; Europe, the Middle East & Africa with direct sales representatives in the UK and France, and Asia-Pacific with direct sales representatives in Australia, Hong Kong, Singapore and the Philippines. In addition to these direct marketing and sales resources, the Company utilizes business partner relationships and channel partner programs directly and indirectly in other parts of the world. As of December 31, 1997, the Company's sales and marketing organization consisted of 102 employees. The marketing staff is based at the Company's corporate headquarters in San Francisco, while the sales organization is decentralized throughout the three theaters of operation.

     The direct sales cycle begins with the generation of a sales lead, or the receipt of a request for proposal from a prospect, which is followed by qualification of the lead, an analysis of the customer's needs, response to a request for proposal, one or more presentations to the customer utilizing the special knowledge of the industry vertical pre-sales staff, customer internal sign-off activities and contract negotiation and finalization. While the sales cycle from customer to customer varies substantially, the sales cycle generally requires three to nine months.

     In support of its sales force, the Company conducts comprehensive industry-specific vertical marketing programs which include public relations, trade advertising, industry seminars, trade shows and on-going customer communication programs through the IndusWorld, the Company's international user group. In addition, the Company's Account Executive Program provides regional support and specialized attention for each of its customers. Account Executives assist in implementing licensed applications over multi-year engagements, promote licensing of additional applications and encourage existing customers to identify and help fund new applications.

Strategic Relationships

     Through its alliance and channel partner programs, the Company intends to continue to develop new products, to keep pace with the latest technological developments, and to extend its marketing, sales and support efforts by building synergy between the Company's products and services and those available from complementary third party providers. The Company has entered into strategic alliances and other formal and informal relationships with major software and hardware vendors and with consulting firms, service providers and systems integrators. Members of the Company's Alliance and Partner programs assist the Company with sales and support activities and with product localization in foreign countries.

Indus Alliance Program

     The Indus  Alliance  Program  is  comprised  of third  party  providers  of complementary software products, which interoperate with Indus Software Solutions through integration products to provide additional license revenues and services to the Company while delivering a broad suite of enterprise-wide software capabilities. Membership in this program includes Oracle for corporate financial systems, PeopleSoft for corporate financial, human resources and payroll systems, Nuclear Fuels Services/Radiation Protection Systems for jointly developed Nuclear Health Physics Systems marketed as Total Exposure, and Identitech Corporation, maker of electronic document management and workflow software. Other third party integration alliance partners are currently under consideration by the Company.

Indus Partner Program

     The Indus Partner Program consists of three classes of third party providers including: Indus Service Partners (foreign and domestic), Indus Solution Series Platform Partners, and partners in the Indus Extension Program.

     Indus Service Partners include third-party consultants and system integration firms, which help deliver the services required to implement Indus Software Solutions. These recognized firms add specialty knowledge to assist in training and reengineering services, help provide staffing levelization and supply peak load project resources to the regional operators. These resources assist in the delivery of ABACUS services on an as-needed basis. Domestically, implementation partners include: Arthur Andersen, Coopers & Lybrand, Computer Science Corporation, Deloitte & Touche Consulting Group, Solbourne Group, Cimcorp, and The Application Group. International implementation partners include: Enidata, Euriware, Gulf Data International, Innova, Maxon Engineering Services, Inc., Eagle Technologies, SGA Integrators and PosData.

     Indus Series Platform Partners are computer hardware providers and operating system software providers that help the Company remain technologically current and up to date with evolving releases of software and hardware upgrades. Cooperative marketing, joint trade show participation and vendor fair participation at the INDUSWORLDEXPO Annual Conference of the User Group are extended to this cooperative group of vendors. The Company participates in the Hewlett-Packard Channel Program, Digital Equipment's Business Partner Program, the IBM Business Partner Program, Sun MicroSystems Alliance Program, as well as Microsoft's Solution Provider Program and Oracle's Cooperative Applications Initiative.

     The Indus Extension Program is comprised of third party vendors offering products, which provide value-added product extensions or specialty services, taking Indus Solution Series data beyond the specified scope of the Company's application systems. Both specialty hardware and specialty point solution software vendors are recognized in this program which include offerings from:
Harbinger Corporation (Acquion, Inc.), Commerce One, Inc., Dolphin Software, DEI Group, Future Horizons, Intermat, Meridium Corporation, Primavera, Tadcom, and Telxon Corporation. The Company's solutions for the Energy Delivery Industry, the AM/FM/GIS solutions interoperate with products from Intergraph, SHL Vision and Smallworld Corporation.

Research and Development

     The Company has a dedicated research and development and engineering organization and regularly releases new products and enhancements to existing products. Research and development efforts are directed at increasing product functionality, improving product performance and expanding the capabilities of the products to interoperate with selected third-party software products available from its alliance partners such as Oracle, PeopleSoft and others. These efforts include developing new applications that address new functions, both horizontal function as well as new targeted vertical market function, designed to enhance to the intellectual property content of the Company's offerings and ensure that the products remain best-of-class.

     The Company believes that research and development is most effectively accomplished if customers are involved in the process. Through direct customer involvement and consensus input from user group oversight committees, InSight and InFocus, product content is improved and the customer acceptance threshold usually associated with new software deployment significantly lowered. In addition, the interactive development process promotes increased customer awareness of the technological features of the product and fosters greater product loyalty.

     There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change, changes in customer requirements, or emerging industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction or marketing of such products and enhancements, or that any new products or enhancement that it may introduce will achieve market acceptance. The inability of the Company, for technological or other reasons, to develop and introduce new products or enhancements in a timely manner in response to changing customer requirements, technological change or emerging industry standards, would have a material adverse effect on the Company's business or results of operations.

     As of December 31, 1997, the Company had 261 employees engaged in research and development. The Company's research and development expenses were approximately $18.1 million, $23.3 million and $27.7 million in 1995, 1996 and 1997 respectively. Development costs funded by customers as part of license and service contracts are included as part of cost of revenues.

Competition

     The enterprise asset management software solutions market is highly competitive, rapidly changing and significantly affected by new product introductions and other market activities of industry participants. The Company's primary competition stems from companies offering enterprise asset software solutions, vendors offering partial solutions and suppliers of departmental systems (primarily LAN-based). The Company's competitors include SAP Aktiengesellschaft ("SAP"), the Company's principal competitor, and other software vendors such as Mincom Corp., Project Software & Development, Inc., and DataStream, Inc. In the future, the Company may face competition from its Alliance Partners. In the electric utility market, the Company faces competition from suppliers of energy delivery applications, including Severn Trent Systems and Synercom.

     In addition, the Company faces indirect competition from suppliers of custom-developed business applications software that have focused largely on proprietary mainframe and minicomputer-based systems with highly customized software, such as the systems consulting groups of major accounting firms and systems integrators. The Company also faces indirect competition from systems developed by the internal MIS departments of large organizations.

     Many of the Company's competitors and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition, and a larger installed base of customers than the Company. In addition, certain competitors, including SAP, have well-established relationships with customers of the Company and with accounting and consulting firms that may have an incentive to recommend such competitors over the Company. Furthermore, as the enterprise management software solutions market for process industries expands, companies with significantly greater resources than the Company could attempt to increase their presence in this market by acquiring or forming strategic alliances with competitors of the Company.

     The principal  competitive  factors  affecting the market for the Company's software products are responsiveness to the needs of capital intensive industries, product functionality and ease of use, speed of implementation, product architecture, quality and reliability, vendor and product reputation, quality of customer support and price. Based on these factors, the Company believes that it has competed effectively to date. In order to be successful in the future, the Company must continue to respond promptly and effectively to the challenges of technological change and its competitors' innovations by continually enhancing its own product offerings. There can be no assurance, however, that the Company's products will continue to compete favorably or that the Company will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors or new companies entering this market.

Proprietary Rights and Licensing

     The Company relies on a combination of the protections provided under applicable copyright, trademark and trade secret laws, as well as on confidentiality procedures and licensing arrangements to establish and protect its rights in its software. Despite the Company's efforts, it may be possible for unauthorized third parties to copy certain portions of the Company's products or to reverse engineer or obtain and use information that the Company regards as proprietary. In addition, the laws of certain countries do not protect the Company's proprietary rights to the same extent, as do the laws of the United States. Furthermore, the Company has no patents, and existing copyright laws afford only limited protection. Accordingly, there can be no assurance that the Company will be able to protect its proprietary software against unauthorized third party copying or use, which could adversely affect the Company's competitive position.

     The Company licenses its applications to customers under license agreements, which are generally in standard form, although each license is individually negotiated and may contain variations. The standard form agreement allows the customer to use the Company's products solely on the customer's computer equipment for the customer's internal purposes, and the customer is generally prohibited from sub-licensing or transferring the applications. The agreements generally provide that the Company's warranty for its products is limited to correction or replacement of the affected product, and in most cases the Company's warranty liability may not exceed the licensing fees from the customer. The Company's form agreement also includes a confidentiality clause protecting proprietary information relating to the licensed applications.

     The Company's products are generally provided to customers in object code (machine-readable) format only. From time to time, in limited circumstances, the Company has licensed source code (human-readable form) subject to customary protections such as use restrictions and confidentiality agreements. In addition, customers can be beneficiaries of a master source code escrow for the applications, pursuant to which the source code will be released to end users upon the occurrence of certain events, such as the commencement of bankruptcy or insolvency proceedings by or against the Company, or certain material breaches of the agreement. The Company has the right to object to the release of the source code in such circumstances, and to submit the matter to dispute resolution procedures. In the event of any release of the source code from escrow, the customer's license is limited to use of the source code to maintain, support and configure the Company applications.

     The Company may from time to time receive notices from third parties claiming infringement by the Company's products of proprietary rights of others. As the number of software products in the industry increases and the functionality of these products further overlap, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time consuming and expensive to defend or could require the Company to enter into royalty and licensing agreements. Such agreements, if required, may not be available on terms acceptable to the Company, or at all.

Employees

     As of December 31, 1997, the Company employed 896 people, of which 261 were primarily engaged in research and development activities, 466 in post-sales support and customer project operations, 102 in sales and marketing, and 67 in administration and finance. None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages and believes that its relationship with its employees is excellent.

     The Company's future success depends, in large part, on the continued service of its key management, sales, product development and operational personnel and on its ability to attract and retain highly qualified employees, including management personnel. There can be no assurance that the Company will be successful in attracting, retaining and motivating key personnel.

Executive Officers

     The executive officers of the Company as of December 31, 1997 are as follows:

                Name of Nominee                     Age                 Principal Occupation
Robert W. Felton...............................     59     Chief Executive Officer and Chairman of the Board
Christopher R. Lane............................     42     President of Strategy and Product Development and Vice
                                                           Chairman of the Board
John W. Blend, III.............................     51     President of Worldwide Sales and Marketing and Director
Richard W. MacAlmon............................     48     Senior Vice President and Director
Frank M. Siskowski.............................     50     Chief Financial Officer and Executive Vice President of
                                                           Investor Relations

     A biography, including the principal occupations for the past five years of each of the executive officers, is provided below. There is no family relationship between any executive officer of the Company.

     Mr. Felton is a founder of The Indus Group, Inc. and has been the Chief Executive Officer and Chairman of the Board of Directors since the consummation of the Merger on August 25, 1997. From 1988 until August 25, 1997, he was the Chairman, President and Chief Executive Officer of The Indus Group, Inc.

     Mr. Lane has served as the President of Strategy and Product Development and Vice Chairman of the Board of Directors since the consummation of the Merger on August 25, 1997. From May 1994 to August 25, 1997, he served as President of TSW International, Inc. and was Chief Executive Officer since June 1994, and a director since 1993. From June 1994 to July 1996, he served as Chairman of the Board of TSW International, Inc. Prior to joining TSW International, Inc. in May 1994, he served as a Vice President at E.M. Warburg, Pincus & Co., Inc., a diversified financial services firm ("EMW Inc."), from 1993 to 1994. From 1987 to 1993, he held various positions at Oracle Corporation, a provider of software for information management ("Oracle"), in both the United States and Europe. Mr. Lane developed Oracle's strategic market divisions in the United Kingdom, was Vice President of its U.S. consulting business and was responsible for European product development.

     Mr. Blend has as served as the President of Worldwide Sales and Marketing and a director since the consummation of the Merger on August 25, 1997. From 1986 to August 25, 1997, he served as TSW International, Inc.'s Executive Vice President, Worldwide Distribution. He also served as a director of TSW International, Inc. since 1987. Prior to joining TSW International, Inc., he served as Area Vice President for the eastern field operations of HBO & Company, a provider of enterprise-wide patient care, clinical, financial and strategic management software solutions, from 1980 to 1985. Prior to his tenure at HBO & Company, he was employed in various positions by IBM Corporation; a provider of customer solutions through the use of advanced information technologies.

     Mr. MacAlmon is a founder of The Indus Group, Inc. and has been a Senior Vice President and director since the consummation of the Merger on August 25, 1997. Prior to August 25, 1997, he served as Vice President of Marketing and as a director of The Indus Group, Inc. since January 1990 and a Senior Vice President of The Indus Group, Inc. since June 1995. From January 1988 to December 1989, Mr. MacAlmon served as a Product Developer for The Indus Group, Inc.

     Mr. Siskowski has served as Chief Financial Officer and Executive Vice President of Investor Relations since the consummation of the Merger August 25, 1997. Prior to August 25, 1997, he served as Senior Vice President and Chief Financial Officer of The Indus Group, Inc. since September 1996. From July 1991 to September 1996, Mr. Siskowski served as Senior Vice President and Controller of VISA International. From January 1983 to July 1991, he served as Vice President and Controller of MCI Telecommunications and Chief Financial and Administrative Officer of the Pacific Division of MCI Communications Corporation.

Risk Factors

     This report  contains  forward-looking  statements  that involve  risks and uncertainties. Forward-looking statements have been made pursuant to the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including without limitation statements regarding the Company's expectations, beliefs, intentions, plans or strategies regarding the future. Unless required by law, the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below and elsewhere in this report.

Risks Relating to the Merger

     Integration of Operations. The Merger of The Indus Group, Inc. and TSW International, Inc. has been consummated with the expectation that the merger will result in beneficial synergistic effects for the Combined Company. The combination of the two companies involves, among other things, integration of the companies' respective product offerings and coordination of their research and development efforts. The difficulties of integration include the necessity of coordinating geographically separated organizations and integrating personnel with disparate business backgrounds. Failure to effectively complete the integration of the two companies' operations would have a material adverse effect on the Company's business, operating results and financial condition.

Volatility of Quarterly Operating Results

     History of TSW International, Inc. Losses. Although TSW International, Inc.'s total revenue has increased in each of the last five fiscal years, TSW International, Inc. has experienced operating and net losses for fiscal 1994 and 1995 and a net loss for fiscal 1996. Such losses resulted primarily from costs incurred in connection with the development and introduction of TSW International, Inc.'s client/server Asset Care system, Enterprise MPAC ("EMPAC"), purchasing delays by customers in anticipation of the introduction of EMPAC, and, to a lesser extent, costs associated with the expansion of TSW International, Inc.'s international operations. There can be no assurance that the Company will be able to achieve or sustain profitability in the future.

     Fluctuating Operating Results. The Company's operating results have fluctuated in the past, and the Company's results may fluctuate significantly in the future depending on a number of factors, including (i) the relatively long sales cycles for their products, (ii) the variable size and timing of individual license transactions, (iii) changes in demand for their products and services,
(iv) competitive  conditions in the industry,  (v) changes in customer  budgets,
(vi) the timing of the introduction of new products or product enhancements by each such company or its competitors, (vii) their success in and costs associated with developing and introducing new products, (viii) product life cycles, (ix) variability in new licenses obtained, (x) changes in the proportion of revenues attributable to license fees versus services, (xi) changes in the level of operating expenses, (xii) delay or deferral of customer implementations of their software, (xiii) software defects and other product quality problems, and (xiv) other economic conditions generally or in specific process industry segments. Further, the purchase of the Company's products generally involves a significant commitment of capital, with the attendant delays frequently associated with large capital expenditures and authorization procedures within large organizations. For these and other reasons, the sales cycles for the Company's products are typically lengthy and subject to a number of significant risks over which each such company has little or no control, including customers' budget constraints and internal authorization reviews. In addition, delays in the completion of a product implementation may require that the revenues associated with such implementation be recognized over a longer period than originally anticipated. Such delays in the implementation or execution of orders have caused, and may in the future cause, material fluctuations in the Company's operating results. Similarly, customers may cancel implementation projects at any time without penalty, and such cancellations could have a material adverse effect on the Company's business or results of operations. Because the Company's expenses are relatively fixed, a small variation in the timing of recognition of specific revenues can cause significant variations in operating results from quarter to quarter and may in some future quarter result in losses or have a material adverse effect on the Company's business or results of operations.

     Additional factors that may contribute to future fluctuations in the Company's quarterly operating results include, but are not limited to: (i) development and introduction of new operating systems that require additional development efforts; (ii) introduction or enhancement of products by the Company or its competitors; (iii) changes in pricing policies of the Company or its competitors; (iv) increased competition; (v) technological changes in computer systems and environments; (vi) the ability of the Company to timely develop, introduce and market new products; (vii) quality control of products sold;
(viii) market acceptance of new products and product enhancements; (ix) the Company's success in expanding its sales and marketing programs; (x) personnel changes; (xi) foreign currency exchange rates; (xii) mix of products sold;
(xiii) acquisition costs; and (xiv) general economic conditions.

Management of Growth; Dependence on Key Personnel

     The Company's business has grown rapidly in recent periods, with total revenues increasing from $101.8 million in 1995 to $143.0 million in 1996 and $177.0 million in 1997. The growth of the Company's business and expansion of customer base has placed a strain on management and operations. The recent expansion has also resulted in substantial growth in the number of its employees, the scope of its operating and financial systems and the geographic area of its operations, resulting in increased responsibility for management personnel. These strains on systems and resources have been exacerbated as a result of the process of integrating the constituent companies as a result of the Merger.

     In the future, the Company will be required to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and to expand, train and manage its employee work force. There can be no assurance that the Company will be able to effectively manage such growth. Its failure to do so would have a material adverse effect on its business, operating results and financial condition. Competition for qualified sales, technical and other personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain additional highly qualified employees in the future. If the Company were unable to hire and retain such personnel, particularly those in key positions, its business, operating results and financial condition would be materially adversely affected. The Company's future success also depends in significant part upon the continued service of its key technical, sales and senior management personnel. The loss of the services of one or more of this key employees could have a material adverse effect on its business, operating results and financial condition. Additions of new and departures of existing personnel, particularly in key positions, can be disruptive and have a material adverse effect on the Company's business, operating results and financial condition.

Intense Competition

     The enterprise management software solutions business is highly competitive, rapidly changing and significantly affected by new product introductions and other market activities of industry participants. The Company's primary competition stems from companies offering enterprise software solutions, vendors offering partial solutions and suppliers of departmental systems (primarily LAN-based). The Company's competitors include SAP, and other software vendors such as Mincom Corp. and Project Software & Development, Inc., firms that provide software products to electric utilities such as Severn Trent Systems and Synercom, and many other firms. In the future, the Company may also face competition from Oracle, PeopleSoft and SPL WorldGroup B.V., through which it has developed or is developing PassBook integration products to provide interoperability with Oracle's corporate financial applications, PeopleSoft's corporate financial, payroll and human resources applications and SPL WorldGroup's customer information applications. In addition, the Company faces competition from suppliers of custom-developed business application software that have focused largely on proprietary mainframe- and microcomputer-based systems with highly customized software, such as the systems consulting groups of major accounting firms and systems integrators. The Company also faces competition from systems developed by the internal MIS departments of large organizations.

     The businesses in which the Company competes are intensely competitive and rapidly changing and, in order to compete, the Company will have to enhance current products and develop new products in a timely fashion. Management believes that the principal competitive factors in the Company's businesses will be product performance and functionality, cost of internal product development as compared with cost of purchase of products supplied by outside vendors, cost of on-going maintenance and time-to-market. Many of the Company's competitors will have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than the Company. The Company's success will also depend significantly on its ability to develop more advanced products more quickly and less expensively than its existing competitors and potential competitors and to educate potential customers of the benefits of licensing the Company's products rather than developing their own products. The Company's current and future competitors could introduce products with more features, greater functionality and lower prices than the Company's products. These competitors could also bundle existing or new products with other, more established products in order to compete with the Company. In addition, because there are relatively low barriers to entry for the software market, the Company expects additional competition from other established and emerging companies. Increased competition is likely to result in price reductions, reduced gross margins and loss of sales volume, any of which could materially and adversely affect the Company's business, operating results and financial condition. Any material reduction in the price of the Company's products would negatively affect its gross revenues and could have a material adverse effect on its business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and the failure to do so would have a material adverse effect upon the Company's business, operating results and financial condition.

Risk of Successfully Integrating Current and Future Products and Technologies.

     The Company's product strategy is initially to integrate selected products and technologies to enhance enterprise management solutions and to integrate certain products throughout its entire product line through the availability of a common set of services. Such product and technology integration activities have begun but a schedule has not been determined. The success of this strategy is dependent in significant part on the Company's ability to integrate its products as planned and the resultant products achieving market acceptance by end users. No assurance can be given that the Company will successfully integrate its products as planned. If the Company is unable to develop and introduce new integrated products and technologies, or enhancements to existing products, in a timely manner, its business, operating results and financial condition would be materially and adversely affected.

Rapid Technological Change; Need to Develop New Products; Requirement for Frequent Product Transitions

     The industries in which the Company participates are intensely competitive and characterized by rapid technological change, evolving industry standards in computer hardware and software technology changes in customer requirements and frequent new product introductions and enhancements. The introduction of products embodying new technologies, the emergence of new standards or changes in customer requirements could render the Company's existing products obsolete and unmarketable. As a result, the Company's success will depend in part upon its ability to continue to enhance existing products and expand its products, continue to provide enterprise solutions and develop and introduce new products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve customer acceptance. Customer requirements include, but are not limited to, product operability and support across distributed and changing heterogeneous hardware platforms, operating systems, relational databases and networks. There can be no assurance that the Company's products will achieve customer acceptance or will adequately address the changing needs of the marketplace or that the Company will be successful in developing and marketing enhancements to its existing products or new products incorporating new technology on a timely basis. The Company has in the past experienced delays in product development, and there can be no assurance that the Company will not experience further delays in connection with its current product development or future development activities. If the Company is unable to develop and introduce new products, or enhancements to existing products, in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will be materially and adversely affected. Because the Company has limited resources, the Company must effectively manage and properly allocate and prioritize its product development efforts and its porting efforts relating to newer products and operating systems. There can be no assurance that these efforts will be successful or, even if successful, that any resulting products or operating systems will achieve customer acceptance.

International Operations

      International revenue (from sales outside the United States, Canada and Mexico) accounted for approximately 18%, 20% and 14% of total revenues in 1995, 1996 and 1997, respectively. The Company maintains an operational presence in the United Kingdom and France with the acquisition of SQL Systems International plc, in October 1994 and an 80% equity interest in, Socotec Maintenance Services, in July 1995. In addition, the Company has established sales and support offices in Europe, Australia and Asia; and expects international sales to continue to become a more significant component of its business. International expansion may require the Company to establish additional foreign
operations  and  hire  additional   personnel.   This
may require significant management attention and financial resources and could adversely affect the Company's operating margin. To the extent the Company is unable to effect these additions efficiently and in a timely manner, its growth, if any, in international sales will be limited, and its business, operating results and financial condition could be materially and adversely affected. There can be no assurance that the Company will be able to maintain or increase international market demand for its products.

     The Company's international business will also involve a number of additional risks, including lack of acceptance of localized products, cultural differences in the conduct of business, longer accounts receivable payment cycles, greater difficulty in accounts receivable collection, seasonality due to the slow-down in European business activity during the Company's third fiscal quarter, unexpected changes in regulatory requirements and royalty and withholding taxes that restrict the repatriation of earnings, tariffs and other trade barriers, and the burden of complying with a wide variety of foreign laws. The Company's international sales will be generated primarily through its international sales subsidiaries and are expected to be denominated in local currency, creating a risk of foreign currency translation gains and losses. To the extent profit is generated or losses are incurred in foreign countries, the Company's effective income tax rate may be materially and adversely affected. In some markets, localization of the Company's products will be essential to achieve market penetration. The Company may incur substantial costs and experience delays in localizing its products, and there can be no assurance that any localized product will ever generate significant revenue. There can be no assurance that any of the factors described herein will not have a material adverse effect on the Company's future international sales and operations and, consequently, its business, operating results and financial condition.

     Recent economic trends, particularly in the Asia-Pacific marketplace, have caused a heightened awareness of the impact this portion of the world's economy can have on the overall economy. As the Asia-Pacific market currently represents almost one-third of the worlds buying power and approximately 4% of the Company's revenues are to this region, changes in this area's economic growth rate may impact suppliers of product into that market. While the actual magnitude of the business at risk is unknown, it is likely that capital spending in this market will decrease and thus, the Company's ability to increase revenues in this region may be negatively impacted.

Dependence on Proprietary Technology; Risks of Infringement

     The Company's success is heavily dependent upon its proprietary technology. The Company will rely on a combination of the protections provided under applicable copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements, to establish and protect its proprietary rights. As part of its confidentiality procedures, the Company will generally enter into non-disclosure agreements with its employees, distributors and corporate partners, and license agreements with respect to its software, documentation and other proprietary information. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of the Company's products or to reverse engineer or obtain and use information that the Company regards as proprietary the Company's products or technology without authorization, or to develop similar technology independently. Moreover, the laws of certain countries do not protect the Company's proprietary rights to the same extent, as do the laws of the United States. Furthermore, the Company has no patents, and existing copyright laws afford only limited protection. The Company will make source code available for certain of its products and the provision of such source code may increase the likelihood of misappropriation or other misuses of the Company's intellectual property. Accordingly, there can be no assurance that the Company will be able to protect its proprietary software against unauthorized third party copying or use, which could adversely affect the Company's competitive position.

     The Company is not aware that any of its products infringe the proprietary rights of third parties. There can be no assurance that a third party will not assert that the Company's technology violates its patents in the future. As the number of software products in the industry increases and the functionality of these products further overlap, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time consuming and expensive to defend or could require the Company to enter into royalty and licensing agreements. Such claims might require the Company to enter into royalty or license agreements. Such royalty or license agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company's business, operating results and financial condition.

Lengthy Sales and Implementation Cycle; Large Order Size

     The purchase and implementation of the Company's software solutions by a customer will generally involve a significant commitment of capital over a long period of time, with the risk of delays frequently associated with large capital expenditures and implementation procedures within an organization, such as budgetary constraints and internal approval review. During the sales process, the Company may devote significant time and resources to a prospective customer, including costs associated with multiple site visits, product demonstrations and feasibility studies, and experience significant delays over which the Company will have no control. In addition, following license sales, the implementation of the Company's products will involve a lengthy process, including customer training and consultation. A successful implementation will require a close working relationship between the Company, the customer and, if applicable, third party consultants and systems integrators who assist in the process. These factors may increase the costs associated with completion of any given sale, and risks of cancellation or delay of such sales.

Dependence on Licensed Technology

     Elements of the Company's products, particularly in its EMPAC workflow engine, are licensed from third parties under license agreements. The loss of the Company's right to use and license such technology could limit the Company's ability to successfully market certain modules of EMPAC. While the Company believes that the it would be able to either license or develop alternatives to such component technologies, there can be no assurance that the Company would be able to do so, or that such alternatives would achieve market acceptance or be available on a timely basis. Failure to obtain the necessary licenses or to develop needed technologies could have a material adverse effect on the Company's business, operating results and financial condition.

Dependence on Third Parties

     Implementation and development of EMPAC software depends on proprietary technology licensed from third parties. Implementation of EMPAC requires the use of the Windows environment licensed from Microsoft Corporation. The introduction and increased market acceptance of operating systems that are incompatible with the Company's products, or the failure of Microsoft's operating systems to achieve continued market acceptance, could adversely affect the market for the Company's products. EMPAC also relies on certain proprietary features of the database management system developed by Oracle. The introduction and increased market acceptance of database management systems that are incompatible with the Company's products, or the failure of Oracle products to achieve continued market acceptance, could adversely affect the market for the Company's products. In addition, certain elements of EMPAC have been developed in PowerBuilder, a client/server development product that has been traditionally database
independent.   Sybase,  Inc.  acquired  Powersoft  Corporation,  which  licenses
PowerBuilder, in 1994. If PowerBuilder does not continue to be database independent, future development of the Company's Windows-based components which operate in conjunction with the Oracle database management system may be adversely affected. Although the Company's strategy has been to develop software products that are minimally dependent on any particular element of the underlying platform, there can be no assurance that the Company will be able to avoid the obsolescence of its products due to rapid technological change and evolving industry standards.

Risk of Software Defects; Product Liability

     The sale and support of the Company's products may entail the risk of product liability claims. The license agreements of the Company typically contain provisions designed to limit exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in such license agreements may not be effective as a result of federal, state or local laws or ordinances or unfavorable judicial decisions. A successful product liability claim brought against the Company could have a material adverse effect upon the Company's business, operating results and financial condition.

Past and Future Acquisitions.

     The Company, as well as its predecessor corporations, The Indus Group, Inc. and TSW International, Inc. have made acquisitions in the past. Acquisitions of companies, divisions of companies or products entail numerous risks, including difficulty in successfully assimilating acquired operations, diversion of management's attention and loss of key employees of acquired companies. In 1997, The Indus Group, Inc. has completed two acquisitions. In 1994 and 1995, TSW International, Inc. concluded a total of three acquisitions of companies, divisions of companies or products. The Company may make additional acquisitions in the future. Products acquired by The Indus Group, Inc. and TSW International, Inc. in the past required significant additional development before they could be marketed and some failed to generate any revenue for The Indus Group, Inc. or TSW International, Inc. Any problems related to acquisitions could have a material adverse effect on the Company's business, operating results and financial condition. In addition, future acquisitions by the Company may result in dilutive issuance of equity securities, incurring additional debt, large one-time write-offs and the creation of goodwill or other intangible assets that could result in amortization expense. These factors could have a material adverse effect on the Company's business, operating results and financial condition.

ITEM 2.  PROPERTIES

     Certain information concerning the Company's office space at December 31, 1997 is set forth below:

                     Location                              Principal use                   Footage        Ownership
       -------------------------------------    ------------------------------------    --------------    ----------------
       Domestic Offices:
          Atlanta, GA......................     Regional Headquarters, Research            107,650           Lease
                                                and Development, Sales and
                                                Marketing, Operations
          San Francisco, CA................     Corporate Headquarters, Research            66,678           Lease
                                                and Development, Sales and
                                                Marketing, Operations
          Pittsburgh, PA...................     Regional Operations                         28,261           Lease
          Dallas, TX.......................     Regional Operations                          9,041           Lease
          Lake Oswego, OR..................     Regional Operations                          5,507           Lease
          Malvern, PA......................     Regional Operations                          4,075           Lease
          Other executive offices..........     Sales                                        3,455           Lease

       International Offices:
          Woking, Surrey, United Kingdom...     Regional Operations                          9,300           Lease
          Richmond, United Kingdom.........     Regional Operations                          7,779           Lease
          Brisbane.........................     Regional Operations                          6,695           Lease
          Chertsey, Surrey, United Kingdom.     Regional Operations                          5,500           Lease
          Singapore........................     Regional Operations                            807           Lease
          Executive offices in Asia Pacific     Sales                                        1,840           Lease

     In the first quarter of 1998, the Company entered into additional lease agreements for additional office space, in Singapore, France and Canada of 3,305, 6,660 and 1,600 square feet, respectively. Management is currently and will continue to evaluate additional leased facilities to accommodate the anticipated growth in operations for 1998. The company owns substantially all of the equipment used in its facilities.


ITEM 3.  LEGAL PROCEEDINGS

     From time to time, the Company is involved in legal proceedings incidental to the conduct of its business. While the outcome of these claims cannot be predicted with certainty, the Company does not believe that the litigation, individually or in the aggregate, to which it is currently a party is likely to have a material adverse effect on the results of operations or financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1997.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock, $.001 par value, is traded on the Nasdaq National Market under the symbol "IINT". The table sets forth the high and low closing prices of the Company's common stock for the periods indicated. Information included in the table for the periods prior to the consummation of the Merger on August 25, 1997 reflect the stock prices of the common stock of The Indus Group, Inc., the Company's predecessor issuer, which was traded on the Nasdaq National Market under the symbol "IGRP" commencing on February 29, 1996, the date of its initial public offering.

                                                           High        Low
                                                           ----        ---
       Fiscal 1996
            First Quarter...........................   $ 22-3/4      $ 18
            Second Quarter..........................     21-1/2        17
            Third Quarter...........................     21-1/4        15-3/4
            Fourth Quarter..........................     25-3/4        18-7/8

       Fiscal 1997
            First Quarter...........................     25-3/4        14
            Second Quarter..........................     20-1/4        13-1/2
            Third Quarter...........................     19-3/4        15-3/8
            Fourth Quarter..........................     17-3/4         6-1/2

     The Company anticipates that any future earnings will be retained to finance the continuing development of its business. The Company has not declared or paid any cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.

     The number of stockholders of record for the Company's common stock as of March 11, 1998 was 288.


ITEM 6.  SELECTED FINANCIAL INFORMATION

     The following selected financial information of the Company is qualified by reference to and should be read in conjunction with the financial statements and notes thereto and other financial information included elsewhere herein. During 1997, The Indus Group, Inc. entered into an agreement and plan of merger and reorganization with TSW International, Inc. The Merger was consummated on August 25, 1997 and has been accounted for as a pooling-of-interests. All financial information has been restated to reflect the combined operations of The Indus Group, Inc. and TSW International, Inc. The consolidated statements of operations data for the years ended December 31, 1995, 1996, and 1997 and consolidated balance sheet data as of December 31, 1996 and 1997 are derived from and qualified by reference to the audited financial statements of the Company and are included elsewhere herein. The consolidated balance sheet data as of December 31, 1993, 1994 and 1995 and the consolidated statement of operations for the years ended December 31, 1993 and 1994 are derived from the audited financial statements of the Company which are not included herein.

                                                      INDUS INTERNATIONAL, INC.
                                                 SUMMARY CONSOLIDATED FINANCIAL DATA

                                                                                    Years Ended December 31,
                                                              ---------------------------------------------------------------------
Statement of operations data:                                    1993           1994           1995           1996           1997
                                                              ---------      ---------      ---------      ---------      ---------
Revenues:
   Software licensing fees (1) (2) ......................     $  14,961      $  15,380      $  32,816      $  43,060      $  55,958
   Services and maintenance .............................        34,751         41,901         67,824         97,515        119,382
   Other revenue ........................................         2,729            824          1,184          2,463          1,694
                                                              ---------      ---------      ---------      ---------      ---------
     Total revenues .....................................     $  52,441      $  58,105      $ 101,824      $ 143,038      $ 177,034
Cost of revenues ........................................        23,458         27,664         47,872         63,738         78,575
                                                              ---------      ---------      ---------      ---------      ---------
Gross margin ............................................     $  28,983      $  30,441      $  53,952      $  79,300      $  98,459
                                                              ---------      ---------      ---------      ---------      ---------
Operating expenses:
   Research and  development ............................        11,263         19,063         18,151         23,265         27,664
   Sales and marketing ..................................         8,412         13,084         19,915         26,523         33,568
   General and administrative ...........................         5,959         10,352         12,996         14,951         14,991
   Compensation charge-stock options (3) ................          --             --           18,900           --             --
   Merger and restructuring expenses(4) .................          --             --             --             --           12,083
                                                              ---------      ---------      ---------      ---------      ---------
     Total operating expenses ...........................     $  25,634      $  42,499      $  69,962      $  64,739      $  88,306
                                                              ---------      ---------      ---------      ---------      ---------
Income (loss) from operations ...........................     $   3,349      $ (12,058)     $ (16,010)     $  14,561      $  10,153
Other income (expense) net ..............................            80           (783)        (2,112)        (1,887)        (1,968)
                                                              ---------      ---------      ---------      ---------      ---------
Income (loss) before taxes ..............................     $   3,429      $ (12,841)     $ (18,122)     $  12,674      $   8,185
Provision (benefit) for income taxes ....................           187         (1,195)           423          6,849          6,408
Cumulative effect of deferred income taxes
provided upon conversion by Indus to C
Corporation(5) ..........................................          --             --             --            6,700           --
                                                              ---------      ---------      ---------      ---------      ---------
Income (loss) before extraordinary item .................         3,242        (11,646)       (18,545)          (875)         1,777
Extraordinary item ......................................          --             --             --             --             (787)
                                                              ---------      ---------      ---------      ---------      ---------

Net Income (loss) .......................................     $   3,242      $ (11,646)     $ (18,545)     $    (875)     $     990
                                                              =========      =========      =========      =========      =========

Pro forma statement of operations as adjusted:
   Income (loss) before income taxes ....................                                   $ (18,122)     $  12,674
   Add back portion of compensation charge-stock
   options (3) ..........................................                                      17,900           --
                                                                                            ---------      ---------
   Income (loss) before  income taxes, as adjusted ......                                   $    (222)     $  12,674
   Provision for income taxes (federal, state
   and foreign) (5) .....................................                                       5,181          6,849
                                                                                            ---------      ---------
   Pro forma net income (loss) ..........................                                   $  (5,403)     $   5,825
                                                                                            =========      =========
Income (loss) per share (computed on pro forma
net income (loss) in 1995 and 1996) .....................                                   $   (0.25)     $    0.22      $    0.03
                                                                                            =========      =========      =========

Shares used in computing per share data .................                                      22,027         25,976         28,574
                                                                                            =========      =========      =========


                                                                                  Years Ended December 31,
                                                          --------------------------------------------------------------------------
Balance sheet data:                                         1993            1994             1995             1996            1997
                                                          --------        --------         --------         --------        --------
Working capital ..................................        $  9,235        $    226         $   (291)        $ 43,064        $ 37,238
Total assets .....................................          25,984          39,857           57,734          117,855         136,725
Short-term debt ..................................           2,331           4,496           16,481           16,951          29,054
Long-term debt ...................................             249             665            1,222            2,126           1,105
Subordinated long-term notes .....................            --             9,650           16,251           18,065            --
TSW redeemable preferred stock ...................           8,100          11,100           13,100           18,100            --
Total stockholder's equity .......................           6,972         (11,846)         (20,473)          20,666          70,230

(1) Effective in the third quarter of 1997, The Indus Group, Inc. began to report applicable new license fees on standard software products not requiring substantial modification or customization as earned revenue upon shipment to customers. Previously, because substantial modification and customization of software products was expected by customers, The Indus Group, Inc. had deferred the applicable license fees initially and recognized those fees as earned over the period of modification, customization and other installation services. TSW International, Inc., which had not been required to perform substantial customization services, continued to recognize the applicable portion of license fees as earned upon shipment of standard software products to customers.
(2) TSW International, Inc. began recognizing license fee revenue from EMPAC in the quarter ended December 31, 1995, when EMPAC first became operational at a customer site.




(3) Reflects nonrecurring expense incurred in the third quarter of 1995 in connection with an amendment to The Indus Group's 1992 Stock Option Plan to accelerate the exercisability of outstanding stock options, which had previously been contingent upon the occurrence of certain events. The pro forma adjustment of $17,900,000 is to reduce 1995 compensation expense to the amount related to options granted in 1995 only. See Note 1 and Note 9 of the Notes to the Consolidated Financial Statements.
(4) See Note 1 of the Notes to the Consolidated Financial Statements for an explanation of the merger and restructuring expenses.
(5) Prior to January 1, 1996, The Indus Group, Inc. was not subject to federal corporate income taxation because of its election to be taxed under the provisions of Subchapter S of the Code. Pro forma net income for 1995 has been determined by assuming that the Company had been taxed as a C
     Corporation for 1995. Pro forma net income for 1996 reflects the elimination of a nonrecurring charge for the cumulative effect of deferred income taxes incurred in the first quarter of 1996 in connection with the termination of The Indus Group's S Corporation status. See Note 1 to the Consolidated Financial Statements.
(6) There were no material transactions between The Indus Group, Inc. and TSW International, Inc. prior to the consummation of the merger on August 25, 1997.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The information required by this Item is incorporated by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1997 Annual Report to Stockholders.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is incorporated by reference to the section entitled "Consolidated Financial Statements" in the Company's 1997 Annual Report to Stockholders.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                    PART III

     Certain information required by Part III is omitted from this Report in that the Registrant will file a definitive proxy statement pursuant to Regulation 14(a) (the "Proxy Statement") not later that 120 days after the end of the fiscal year covered by this Report and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Compensation Committee Report or the Performance Graph included in the Proxy Statement.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the Company's Directors required by this Item is incorporated by reference to the information contained under the captions "Election of Directors-Nominees" and "Section 16(a) Beneficial Ownership Compliance" in the Proxy Statement. The information concerning the Company's officers required by this Item is included in the Section in Part I hereof entitled "Executive Officers".


ITEM 11.  EXECUTIVE COMPENSATION

     The information concerning the Company's Executive Officers required by this Item is incorporated by reference to the information contained under the captions "Proposal One - Election of Directors - Director Compensation and Executive Compensation" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information concerning security ownership required by this Item is incorporated by reference to the information contained under the caption "Security Ownership of Management; Principal Stockholders" in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the information contained under the caption "Certain Transactions with Management" in the Proxy Statement.


                                     PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a. The following documents are filed as a part of this Report:

1. Financial Statements: The following Consolidated Financial Statements of Indus International, Inc. and Report of Ernst & Young LLP, Independent Auditors, are incorporated by reference to the section entitled "Consolidated Financial Statements" of the Registrant's 1997 Annual Report to Stockholders

              Consolidated  Balance  Sheets - Years Ended  December 31, 1996 and
              1997
              Consolidated Statements of Operations - Years Ended December 31, 1995, 1996, and 1997
              Consolidated Statement of Stockholders' Equity - Three-Year Period Ended December 31, 1997
              Consolidated Statements of Cash Flows - Years Ended December 31, 1995, 1996, and 1997
              Notes to Financial Statements

2. Financial Statement Schedule: The following financial statement schedule of Indus International, Inc. for the years ended December 31, 1997, 1996 and 1995 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Indus International, Inc.

                  Schedule II       Valuation and Qualifying Accounts

         Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

3. Exhibits: The exhibits listed on the Exhibit Index at page 25 of this Form 10-K are filed as a part hereof or incorporated by reference into this Form 10-K.

    Exhibit
    Number                                Description
    ------                                -----------
     2.1 Agreement and Plan of Merger and Reorganization dated as of June 5, 1997 ("Agreement of Merger"), by and among the Registrant, The Indus Group, Inc. ("Indus") and TSW International, Inc. ("TSW") (incorporated by reference to Appendix A-1 to the Joint Proxy Statement/Prospectus filed as part of the Registration Statement on Form S-4 (Reg. No. 333-33113) filed with the Securities and Exchange Commission on August 7, 1997 (the "Proxy Statement"))

     2.2 First Amendment to Agreement of Merger dated as of July 21, 1997 by and among the Registrant, Indus and TSW (incorporated by reference to Exhibit 2.2 to the Proxy Statement)

     2.3 Form of Agreement of Merger to be entered into by and among the Registrant, Indus Sub, Inc. and Indus (incorporated by reference to Appendix A-2 to the Proxy Statement)

     2.4 Form of Agreement of Merger to be entered into by and among the Registrant, TSW Sub, Inc. and TSW (incorporated by reference to Appendix A-3 to the Proxy Statement)

     3.1       Registrant's    Certificate   of   Incorporation,    as   amended
               (incorporated by reference to Exhibit 3.1 to the Proxy Statement)

     3.2 Registrant's Bylaws (incorporated by reference to Exhibit 3.2 to the Proxy Statement)

     4.1 Form of Registration Rights Agreement entered into among the Registrant, Warburg, Pincus Investors, LP ("Warburg"), Robert W. Felton, Richard W. MacAlmon, John W. Blend, III and John R. Oltman (incorporated by reference to Exhibit 4.1 to the Proxy Statement)

     4.2 Form of Indus Affiliate Agreement dated as of June 5, 1997 entered into by the Registrant, Indus, TSW and each of Robert W. Felton, Richard W. MacAlmon, Michael E. Percy, Alan G. Merten, Donald F. Robertson, Douglas R. Piper, Frank M. Siskowski and Edward R. Koepfler (incorporated by reference to Exhibit 4.2 to the Proxy Statement)

     4.3 Form of TSW Affiliate Agreement dated as of June 5, 1997 entered into by the Registrant, Indus, TSW and each of Warburg, Christopher R. Lane, John F. Bartels, John W. Blend, III, Kenneth
               C. Colby, Jr., David J. Loesch, Allen D. Vaughn, John R. Oltman, George D. Busbee, William H. Janeway and Joseph P. Landy (incorporated by reference to Exhibit 4.3 to the Proxy Statement)

     4.4 Felton Affiliate Agreement dated as of June 5, 1997 entered into among the Registrant, Indus, TSW and Robert W. Felton (incorporated by reference to Exhibit 4.4 to the Proxy Statement)

     4.5 Warburg Affiliate Agreement dated as of June 5, 1997 entered into among the Registrant, Indus, TSW and Warburg (incorporated by reference to Exhibit 4.5 to the Proxy Statement)

     4.6 Nomination Agreement entered into among the Registrant, Warburg and Robert W. Felton (incorporated by reference to Exhibit 4.6 to the Proxy Statement)

     4.7 Specimen certificate for Registrant's Common Stock (incorporated by reference to Exhibit 4.7 to the Proxy Statement)

     9.1 Indus Voting Agreement dated as of June 5, 1997 entered into among TSW, Robert W. Felton, Richard W. MacAlmon, Michael E. Percy and Douglas R. Piper (incorporated by reference to Exhibit
               9.1 to the Proxy Statement)

     9.2 TSW Voting Agreement dated as of June 5, 1997 entered into among the Registrant, Indus, Warburg, John W. Blend, III and John R. Oltman (incorporated by reference to Exhibit 9.2 to the Proxy Statement)

    10.1* Indus International, Inc. 1997 Stock Plan (incorporated by reference to Exhibit 10.1 to the Proxy Statement)

    10.2*      Indus  International,  Inc.  1997  Employee  Stock  Purchase Plan
               (incorporated   by   reference  to  Exhibit  10.2  to  the  Proxy
               Statement)

    10.3* Indus International, Inc. 1997 Director Option Plan (incorporated by reference to Exhibit 10.3 to the Proxy Statement)

    10.4 Form of Tax Indemnification Agreement of Indus (incorporated by reference to Exhibit 10.6 to Indus' Registration Statement on Form S-1 (File No. 33-80573) declared effective on February 26, 1996, as amended (the "Indus Form S-1"))

    10.5 Software Master License Agreement between Indus and Felton Enterprises, dated January 2, 1990, as amended to date (incorporated herein by reference to Exhibit 10.7 to the Indus Form S-1)

    10.6 Conditional Assignment of Software Master License Agreement and Underlying Software between Indus and Felton Enterprises dated February 24, 1996 (incorporated herein by reference to Exhibit
               10.8 to the Indus Form S-1)

    10.7 Amended and Restated Commercial Loan Agreement dated June 30, 1995 between Indus and Sumitomo Bank of California, as amended through December 19, 1995 (incorporated herein by reference to Exhibit 10.9 to the Indus Form S-1)

    10.8 Third Amendment to Commercial Loan Agreement dated May 29, 1996 between Indus and Sumitomo Bank of California (incorporated herein by reference to Exhibit 10.1 to the Indus Quarterly Report on Form 10-Q (File No. 0-27806) filed with the Securities and Exchange Commission on August 13, 1996)

    10.9 Fourth Amendment to Commercial Loan Agreement dated September 6, 1996 between Indus and Sumitomo Bank of California (incorporated herein by reference to Exhibit 10.1 to the Indus Quarterly Report on Form 10-Q (File No. 0-27806) filed with the Securities and Exchange Commission on November 13, 1996)

    10.10 Asset Acquisition Agreement between Indus and Indus International, Inc. (incorporated herein by reference to Exhibit
               10.10 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Reg. No. 33-80573) filed with the Securities and Exchange Commission on February 28, 1996)

    10.11 Lease for Indus' San Francisco, CA headquarters dated January 24, 1990, as amended (incorporated herein by reference to Exhibit
               10.11 to the Indus Form S-1)

    10.12 Lease for Indus' Pittsburgh, PA sales office (incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Reg. No. 33-80574) filed with the Securities and Exchange Commission on January 31, 1996)

    10.13 Loan and Security Agreement dated November 17, 1995 between TSW and Greyrock Business Credit, a division of Greyrock Capital Group Inc. ("Greyrock") (incorporated by reference to Exhibit
               10.13 to the Proxy Statement)

    10.14 Patent and Trademark Security Agreement dated November 17, 1995 between TSW and Greyrock (incorporated by reference to Exhibit
               10.14 to the Proxy Statement)

    10.15 Security Agreement in Copyrighted Works dated February 28, 1996 between TSW and Greyrock (incorporated by reference to Exhibit
               10.15 to the Proxy Statement)

    10.16 Amendment to Loan Documents, dated August 1, 1996, between TSW and Greyrock (incorporated by reference to Exhibit 10.16 to the Proxy Statement)

    10.17 Secured Promissory Note dated August 1, 1996 between TSW and Greyrock (incorporated by reference to Exhibit 10.17 to the Proxy Statement)

    10.18 Guarantee dated November 6, 1996 between TSW International Limited and Greyrock (incorporated by reference to Exhibit 10.18 to the Proxy Statement)

    10.19 Deed of Guarantee and Indemnity dated November 14, 1996 between TSW and International Pty Ltd. and Greyrock (incorporated by reference to Exhibit 10.19 to the Proxy Statement)

    10.20 Second Amendment to Loan Documents dated April 3, 1997 between TSW and Greyrock (incorporated by reference to Exhibit 10.20 to the Proxy Statement)

    10.21 Securities Purchase Agreement dated as of June 20, 1994, between TSW and Warburg, Pincus Investors, LP ("Warburg") (incorporated by reference to Exhibit 10.21 to the Proxy Statement)

    10.22 Amended and Restated Stockholders Agreement dated June 20, 1994 between TSW, Warburg, John W. Blend, III ("Blend") and David P. Welden (incorporated by reference to Exhibit 10.22 to the Proxy Statement)

    10.23 Stockholder's Rights Agreement dated as of August 30, 1994 between TSW, Warburg and Alan Johnston (incorporated by reference to Exhibit 10.23 to the Proxy Statement)

    10.24 Form of Stock Purchase Warrant between TSW and Warburg and schedule of substantially similar Agreements (incorporated by reference to Exhibit 10.24 to the Proxy Statement)

    10.25 Form of Subordinated Floating Rate Note payable by TSW to Warburg and schedule of substantially similar agreements (incorporated by reference to Exhibit 10.25 to the Proxy Statement)

    10.26*     Employment   Agreement  dated  July  19,  1994  between  TSW  and
               Christopher  R.  Lane  ("Lane")  (incorporated  by  reference  to
               Exhibit 10.26 to the Proxy Statement)

    10.27      Loan  Agreement  dated  December  22,  1996  between TSW and Lane
               (incorporated   by  reference  to  Exhibit  10.27  to  the  Proxy
               Statement)

    10.28 Supplemental Severance Agreement dated December 15, 1994 between TSW and Lane (incorporated by reference to Exhibit 10.28 to the Proxy Statement)

    10.29      Promissory  Note dated  December  22,  1996  between TSW and Lane
               (incorporated   by  reference  to  Exhibit  10.29  to  the  Proxy
               Statement)

    10.30 Collateral Assignment Agreement dated December 22, 1996 between TSW and Lane (incorporated by reference to Exhibit 10.30 to the Proxy Statement)

    10.31 Nonrecourse Loan Agreement dated September 16, 1992 between TSW and Blend (incorporated by reference to Exhibit 10.31 to the Proxy Statement)

    10.32 Stock Pledge Agreement dated September 16, 1992 between TSW and Blend (incorporated by reference to Exhibit 10.32 to the Proxy Statement)

    10.33 Collateral Assignment and Agreement dated September 16, 1992 between TSW and Blend (incorporated by reference to Exhibit 10.33 to the Proxy Statement)

    10.34 Nonrecourse Promissory Note dated September 16, 1992 between TSW and Blend (incorporated by reference to Exhibit 10.34 to the Proxy Statement)

    10.35 Lease Agreement dated June 8, 1993 between TSW and Cousins Properties Incorporated, as amended (incorporated by reference to Exhibit 10.35 to the Proxy Statement)

    10.36 Credit Agreement dated September 2, 1997 (as amended through First Amendment dated September 16, 1997) with Sumitomo Bank of California and Union Bank of California, N.A. (incorporated by reference to Exhibit 10.01 to the Registrant's Quarterly Report on Form 10-Q (File No. 0-22993) filed with the Securities and Exchange Commission on November 14, 1997)

    13.1       Portions of the Registrant's Annual Report

    21.1       Subsidiaries of Registrant

    23.1       Consent of Ernst & Young LLP, Independent Auditors

    24.1       Power of Attorney, filed on page 24 of this report.

    27.1       Financial Data Schedule

-----------
*    Designates management contract or compensatory plan or arrangement.

              (b)  Reports on Forms 8-K.

              No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Indus International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              INDUS INTERNATIONAL, INC.

                                              /s/ Robert W. Felton
                                              --------------------
                                              Robert W. Felton
                                              Chief Executive Officer and
                                              Chairman of the Board of Directors

                                              Date:  March 31, 1998


                                              POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Robert W. Felton and Frank M. Siskowski, jointly and severally, his/her attorneys-in-fact, each with the power of substitution, for him/her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his/her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

            Signature                                  Title                                           Date
            ---------                                  -----                                           ----
     /s/ Robert W. Felton                 Chief Executive Officer                                  March 31, 1998
----------------------------------        and Chairman of the Board of Directors
        (Robert W. Felton)

     /s/ Frank M. Siskowski               Chief Financial Officer and Executive                    March 31, 1998
----------------------------------        Vice President of Investor Relations
        (Frank M. Siskowski)

     /s/ Richard W. MacAlmon              Senior Vice President and Director                       March 31, 1998
----------------------------------
        (Richard W. MacAlmon)

     /s/ Christopher R. Lane              President of Strategy and Product                        March 31, 1998
----------------------------------        Development and Vice Chairman of the
        (Christopher R. Lane)             Board of Directors

      /s/ John W. Blend, III              President of Worldwide Sales and                         March 31, 1998
----------------------------------        Marketing and Director
         (John W. Blend, III)

       /s/ Alan G. Merten                 Director                                                 March 31, 1998
----------------------------------
          (Alan G. Merten)

     /s/ William H. Janeway               Director                                                 March 31, 1998
----------------------------------
        (William H. Janeway)

       /s/ Joseph P. Landy                Director                                                 March 31, 1998
----------------------------------
          (Joseph P. Landy)

                                  EXHIBIT INDEX

   Exhibit
    Number                              Description
    ------                              -----------

     2.1 Agreement and Plan of Merger and Reorganization dated as of June 5, 1997 ("Agreement of Merger"), by and among the Registrant, The Indus Group, Inc. ("Indus") and TSW International, Inc. ("TSW") (incorporated by reference to Appendix A-1 to the Joint Proxy Statement/Prospectus filed as part of the Registration Statement on Form S-4 (Reg. No. 333-33113) filed with the Securities and Exchange Commission on August 7, 1997 (the "Proxy Statement"))

     2.2 First Amendment to Agreement of Merger dated as of July 21, 1997 by and among the Registrant, Indus and TSW (incorporated by reference to Exhibit 2.2 to the Proxy Statement)

     2.3 Form of Agreement of Merger to be entered into by and among the Registrant, Indus Sub, Inc. and Indus (incorporated by reference to Appendix A-2 to the Proxy Statement)

     2.4 Form of Agreement of Merger to be entered into by and among the Registrant, TSW Sub, Inc. and TSW (incorporated by reference to Appendix A-3 to the Proxy Statement)

     3.1       Registrant's    Certificate   of   Incorporation,    as   amended
               (incorporated by reference to Exhibit 3.1 to the Proxy Statement)

     3.2 Registrant's Bylaws (incorporated by reference to Exhibit 3.2 to the Proxy Statement)

     4.1 Form of Registration Rights Agreement entered into among the Registrant, Warburg, Pincus Investors, LP ("Warburg"), Robert W. Felton, Richard W. MacAlmon, John W. Blend, III and John R. Oltman (incorporated by reference to Exhibit 4.1 to the Proxy Statement)

     4.2 Form of Indus Affiliate Agreement dated as of June 5, 1997 entered into by the Registrant, Indus, TSW and each of Robert W. Felton, Richard W. MacAlmon, Michael E. Percy, Alan G. Merten, Donald F. Robertson, Douglas R. Piper, Frank M. Siskowski and Edward R. Koepfler (incorporated by reference to Exhibit 4.2 to the Proxy Statement)

     4.3 Form of TSW Affiliate Agreement dated as of June 5, 1997 entered into by the Registrant, Indus, TSW and each of Warburg, Christopher R. Lane, John F. Bartels, John W. Blend, III, Kenneth
               C. Colby, Jr., David J. Loesch, Allen D. Vaughn, John R. Oltman, George D. Busbee, William H. Janeway and Joseph P. Landy (incorporated by reference to Exhibit 4.3 to the Proxy Statement)

     4.4 Felton Affiliate Agreement dated as of June 5, 1997 entered into among the Registrant, Indus, TSW and Robert W. Felton (incorporated by reference to Exhibit 4.4 to the Proxy Statement)

     4.5 Warburg Affiliate Agreement dated as of June 5, 1997 entered into among the Registrant, Indus, TSW and Warburg (incorporated by reference to Exhibit 4.5 to the Proxy Statement)

     4.6 Nomination Agreement entered into among the Registrant, Warburg and Robert W. Felton (incorporated by reference to Exhibit 4.6 to the Proxy Statement)

     4.7 Specimen certificate for Registrant's Common Stock (incorporated by reference to Exhibit 4.7 to the Proxy Statement)

     9.1 Indus Voting Agreement dated as of June 5, 1997 entered into among TSW, Robert W. Felton, Richard W. MacAlmon, Michael E. Percy and Douglas R. Piper (incorporated by reference to Exhibit
               9.1 to the Proxy Statement)

     9.2 TSW Voting Agreement dated as of June 5, 1997 entered into among the Registrant, Indus, Warburg, John W. Blend, III and John R. Oltman (incorporated by reference to Exhibit 9.2 to the Proxy Statement)

    10.1* Indus International, Inc. 1997 Stock Plan (incorporated by reference to Exhibit 10.1 to the Proxy Statement)

    10.2*      Indus  International,  Inc.  1997  Employee  Stock  Purchase Plan
               (incorporated   by   reference  to  Exhibit  10.2  to  the  Proxy
               Statement)

    10.3* Indus International, Inc. 1997 Director Option Plan (incorporated by reference to Exhibit 10.3 to the Proxy Statement)

    10.4 Form of Tax Indemnification Agreement of Indus (incorporated by reference to Exhibit 10.6 to Indus' Registration Statement on Form S-1 (File No. 33-80573) declared effective on February 26, 1996, as amended (the "Indus Form S-1"))

    10.5 Software Master License Agreement between Indus and Felton Enterprises, dated January 2, 1990, as amended to date (incorporated herein by reference to Exhibit 10.7 to the Indus Form S-1)

    10.6 Conditional Assignment of Software Master License Agreement and Underlying Software between Indus and Felton Enterprises dated February 24, 1996 (incorporated herein by reference to Exhibit
               10.8 to the Indus Form S-1)

    10.7 Amended and Restated Commercial Loan Agreement dated June 30, 1995 between Indus and Sumitomo Bank of California, as amended through December 19, 1995 (incorporated herein by reference to Exhibit 10.9 to the Indus Form S-1)

    10.8 Third Amendment to Commercial Loan Agreement dated May 29, 1996 between Indus and Sumitomo Bank of California (incorporated herein by reference to Exhibit 10.1 to the Indus Quarterly Report on Form 10-Q (File No. 0-27806) filed with the Securities and Exchange Commission on August 13, 1996)

    10.9 Fourth Amendment to Commercial Loan Agreement dated September 6, 1996 between Indus and Sumitomo Bank of California (incorporated herein by reference to Exhibit 10.1 to the Indus Quarterly Report on Form 10-Q (File No. 0-27806) filed with the Securities and Exchange Commission on November 13, 1996)

    10.10 Asset Acquisition Agreement between Indus and Indus International, Inc. (incorporated herein by reference to Exhibit
               10.10 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Reg. No. 33-80573) filed with the Securities and Exchange Commission on February 28, 1996)

    10.11 Lease for Indus' San Francisco, CA headquarters dated January 24, 1990, as amended (incorporated herein by reference to Exhibit
               10.11 to the Indus Form S-1)

    10.12 Lease for Indus' Pittsburgh, PA sales office (incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Reg. No. 33-80574) filed with the Securities and Exchange Commission on January 31, 1996)

    10.13 Loan and Security Agreement dated November 17, 1995 between TSW and Greyrock Business Credit, a division of Greyrock Capital Group Inc. ("Greyrock") (incorporated by reference to Exhibit
               10.13 to the Proxy Statement)

    10.14 Patent and Trademark Security Agreement dated November 17, 1995 between TSW and Greyrock (incorporated by reference to Exhibit
               10.14 to the Proxy Statement)

    10.15 Security Agreement in Copyrighted Works dated February 28, 1996 between TSW and Greyrock (incorporated by reference to Exhibit
               10.15 to the Proxy Statement)

    10.16 Amendment to Loan Documents, dated August 1, 1996, between TSW and Greyrock (incorporated by reference to Exhibit 10.16 to the Proxy Statement)

    10.17 Secured Promissory Note dated August 1, 1996 between TSW and Greyrock (incorporated by reference to Exhibit 10.17 to the Proxy Statement)

    10.18 Guarantee dated November 6, 1996 between TSW International Limited and Greyrock (incorporated by reference to Exhibit 10.18 to the Proxy Statement)

    10.19 Deed of Guarantee and Indemnity dated November 14, 1996 between TSW and International Pty Ltd. and Greyrock (incorporated by reference to Exhibit 10.19 to the Proxy Statement)

    10.20 Second Amendment to Loan Documents dated April 3, 1997 between TSW and Greyrock (incorporated by reference to Exhibit 10.20 to the Proxy Statement)

    10.21 Securities Purchase Agreement dated as of June 20, 1994, between TSW and Warburg, Pincus Investors, LP ("Warburg") (incorporated by reference to Exhibit 10.21 to the Proxy Statement)

    10.22 Amended and Restated Stockholders Agreement dated June 20, 1994 between TSW, Warburg, John W. Blend, III ("Blend") and David P. Welden (incorporated by reference to Exhibit 10.22 to the Proxy Statement)

    10.23 Stockholder's Rights Agreement dated as of August 30, 1994 between TSW, Warburg and Alan Johnston (incorporated by reference to Exhibit 10.23 to the Proxy Statement)

    10.24 Form of Stock Purchase Warrant between TSW and Warburg and schedule of substantially similar Agreements (incorporated by reference to Exhibit 10.24 to the Proxy Statement)

    10.25 Form of Subordinated Floating Rate Note payable by TSW to Warburg and schedule of substantially similar agreements (incorporated by reference to Exhibit 10.25 to the Proxy Statement)

    10.26*     Employment   Agreement  dated  July  19,  1994  between  TSW  and
               Christopher  R.  Lane  ("Lane")  (incorporated  by  reference  to
               Exhibit 10.26 to the Proxy Statement)

    10.27      Loan  Agreement  dated  December  22,  1996  between TSW and Lane
               (incorporated   by  reference  to  Exhibit  10.27  to  the  Proxy
               Statement)

    10.28 Supplemental Severance Agreement dated December 15, 1994 between TSW and Lane (incorporated by reference to Exhibit 10.28 to the Proxy Statement)

    10.29      Promissory  Note dated  December  22,  1996  between TSW and Lane
               (incorporated   by  reference  to  Exhibit  10.29  to  the  Proxy
               Statement)

    10.30 Collateral Assignment Agreement dated December 22, 1996 between TSW and Lane (incorporated by reference to Exhibit 10.30 to the Proxy Statement)

    10.31 Nonrecourse Loan Agreement dated September 16, 1992 between TSW and Blend (incorporated by reference to Exhibit 10.31 to the Proxy Statement)

    10.32 Stock Pledge Agreement dated September 16, 1992 between TSW and Blend (incorporated by reference to Exhibit 10.32 to the Proxy Statement)

    10.33 Collateral Assignment and Agreement dated September 16, 1992 between TSW and Blend (incorporated by reference to Exhibit 10.33 to the Proxy Statement)

    10.34 Nonrecourse Promissory Note dated September 16, 1992 between TSW and Blend (incorporated by reference to Exhibit 10.34 to the Proxy Statement)

    10.35 Lease Agreement dated June 8, 1993 between TSW and Cousins Properties Incorporated, as amended (incorporated by reference to Exhibit 10.35 to the Proxy Statement)

    10.36 Credit Agreement dated September 2, 1997 (as amended through First Amendment dated September 16, 1997) with Sumitomo Bank of California and Union Bank of California, N.A. (incorporated by reference to Exhibit 10.01 to the Registrant's Quarterly Report on Form 10-Q (File No. 0-22993) filed with the Securities and Exchange Commission on November 14, 1997)

    13.1       Portions of the Registrant's Annual Report

    21.1       Subsidiaries of Registrant

    23.1       Consent of Ernst & Young LLP, Independent Auditors

    24.1       Power of Attorney, filed on page 24 of this report

    27.1       Financial Data Schedule

---------------
*Designates management contract or compensatory plan or arrangement.