Form 10-Q
period 1998-03-31
INDUS INTERNATIONAL INC
filed 1998-05-15
CIK 1041333

================================================================================

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------


                                    Form 10-Q


(Mark One)
( X ) QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       or

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

As of April 30, 1998, Registrant had outstanding 30,349,692 shares of Common Stock, $.001 par value.






--------------------------------------------------------------------------------

================================================================================

                                TABLE OF CONTENTS

                          Part I: Financial Information
                                                                            Page
                                                                            ----
Item 1.  Financial Statements (unaudited)
         Condensed Consolidated Statements of Operations - three months
             ended March 31, 1998 and 1997..............................     1
         Condensed Consolidated Balance Sheets - March 31, 1998 and
             December 31, 1997..........................................     2
         Condensed Consolidated Statement of Stockholders' Equity -
             year ended December 31, 1997 and three months ended
             March 31, 1998.............................................     3
         Condensed Consolidated Statements of Cash Flows - three months
             ended March 31, 1998 and 1997..............................     4
         Notes to Condensed Consolidated Financial Statements...........     5
Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................     7

                           Part II: Other Information

Item 1.  Legal Proceedings..............................................    11
Item 2.  Changes in Securities and Use of Proceeds......................    11
Item 3.  Defaults Upon Senior Securities................................    11
Item 4.  Submission of Matters to a Vote of Security Holders............    11
Item 5.  Other Information..............................................    11
Item 6.  Exhibits and Reports on Form 8-K...............................    11


         Signatures.....................................................    12

PART I: FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                                          INDUS INTERNATIONAL, INC.

                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (In thousands, except per share amounts)

                                                 (Unaudited)
                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                ----------------------------
                                                                                     1998          1997
                                                                                  -----------   ------------
Revenues:
     Software licensing........................................................ $   14,360    $   12,806
     Services  and maintenance.................................................     30,364        31,102
                                                                                ------------- --------------
          Total revenues.......................................................     44,724        43,908
Cost of revenues...............................................................     24,130        19,316
                                                                                ------------- --------------
Gross margin...................................................................     20,594        24,592

Operating expenses:
     Research and development..................................................      6,853         6,102
     Sales and marketing.......................................................      5,581         8,665
     General and administrative................................................      3,108         4,066
                                                                                ------------- --------------
          Total operating expenses.............................................     15,542        18,833
                                                                                ------------- --------------
Income from operations.........................................................      5,052         5,759

Other income, net..............................................................       (215)         (532)
                                                                                ------------- --------------
Income before income taxes.....................................................      4,837         5,227

Provision for income taxes.....................................................        450         2,138
                                                                                ------------- --------------
Net income..................................................................... $    4,387    $    3,089
                                                                                ============= ==============
Earnings per share (Basic)..................................................... $     0.15    $     0.11
                                                                                ============= ==============
Earnings per share (Diluted)................................................... $     0.12    $     0.10
                                                                                ============= ==============
Shares used in computing Earnings per share (Basic)............................     30,053        27,436
                                                                                ============= ==============
Shares used in computing Earnings per share (Diluted)..........................     35,586        30,121
                                                                                ============= ==============

                                           See accompanying notes.

                                                   INDUS INTERNATIONAL, INC.
                                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                                         (In thousands)
                                                                                            March 31,          December 31,
                                                                                              1998                 1997*
                                                                                        -----------------    -----------------
                                                                                           (Unaudited)
                                                             ASSETS
Current
assets:
     Cash and cash equivalents.....................................................     $   22,453           $   11,052
     Marketable securities.........................................................          6,010               11,880
     Billed accounts receivable, less allowance for doubtful accounts of $2,380
         at March 31, 1998 and $1,974 at December 31, 1997.........................         41,404               43,574
     Unbilled accounts receivable..................................................         40,304               30,349
     Other current assets..........................................................          6,069                5,773
                                                                                        -----------------    -----------------
         Total current assets......................................................        116,240              102,628
Marketable securities - noncurrent.................................................              -                4,818
Property and equipment, net........................................................         15,694               16,589
Investments and intangible assets, net.............................................         11,947               12,100
Employee notes receivable..........................................................            424                  416
Other assets.......................................................................            124                  174
                                                                                        =================    =================
                                                                                        $  144,429           $  136,725
                                                                                        =================    =================

                                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Borrowing under line of credit................................................     $   26,650           $   26,650
     Current portion of obligations under capital leases...........................          2,002                2,012
     Accounts payable..............................................................         12,126                8,430
     Deferred income taxes.........................................................              -                  419
     Accrued merger expenses.......................................................              -                1,898
     Other accrued liabilities.....................................................         12,491               12,170
     Deferred revenue..............................................................         15,361               13,419
                                                                                        -----------------    -----------------
         Total current liabilities.................................................         68,630               64,998
                                                                                        -----------------    -----------------
Obligations under capital leases and term loans                                                310                1,497
Stockholders' equity:
     Common Stock                                                                               29                   29
     Additional capital............................................................         99,660               98,608
     Other.........................................................................         (1,899)              (1,719)
     Accumulated deficit...........................................................        (22,301)             (26,688)
                                                                                        -----------------    -----------------
         Total stockholders' equity................................................         75,489               70,230
                                                                                        -----------------    -----------------
                                                                                        $  144,429           $  136,725
                                                                                        =================    =================

 * The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.



                            See accompanying notes.

                                                      INDUS INTERNATIONAL, INC.
                                      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                           (In thousands)
                                                             (Unaudited)
                                                                                                                          Total
                                                       Common         Additional                      Accumulated      Stockholders'
                                                       Stock           Capital           Other          Deficit           Equity
                                                    ------------     ------------    ------------    -------------    -------------

Balance at December 31, 1996......................           22           48,649            (603)         (27,402)          20,666
     Issuance of common stock (1).................            -            6,725               -                -            6,725
     Tax benefit from exercise of stock
        options...................................            -            3,479               -                -            3,479
     Capital contribution by a TSW
        Shareholder...............................            -            1,717               -                -            1,717
     Reincorporation as Indus International, Inc..           (4)               4                                                 -
     Redemption of TSW subordinated notes (2)                 8           19,937                                            19,945
     Exchange of common stock for TSW
        redeemable preferred stock (3)............            3           18,097               -                -           18,100
     Other .......................................            -                -          (1,116)               -           (1,116)
     Net income...................................            -                -               -              990              990
     Adjustment to net loss for TSW's
        March 1997 quarter profit (4).............            -                -               -             (276)            (276)
                                                    ------------     ------------    ------------    -------------    -------------
Balance at December 31, 1997                        $        29      $    98,608     $    (1,719)    $    (26,688)    $     70,230
     Issuance of common stock (5).................            -              490               -                -              490
     Tax benefit from exercise of stock
        options...................................            -              562               -                -              562
     Other .......................................            -                -            (180)               -             (180)
     Net income...................................            -                -               -            4,387            4,387
                                                    ------------     ------------    ------------    -------------    -------------
Balance at March 31, 1998                           $        29      $    99,660     $    (1,899)    $    (22,301)    $     75,489
                                                    ============     ============    ============    =============    =============

(1) Includes $4,750 (339,285 shares of common stock at $14.00 per share, issued with $250 in cash to acquire a management consulting firm.
(2) Redemption of TSW subordinated notes and accumulated interest in exchange for 1,235,879 common shares of Indus International, Inc.
(3) Exchange of 8,049,025 common shares of Indus International, Inc. for redeemable preferred stock of TSW International, Inc. and 53,937 common shares for accumulated dividends.
(4) Net income of TSW International, Inc. for the three months ended March 31, 1997 ($276) included in both 1996 and 1997 combined operating results, as a result of change in TSW International, Inc.'s fiscal year end.
(5) Amount consists of $490 received from the issuance of 325,620 common shares upon exercise of options.

                             See accompanying notes.

                                        3

                                                  INDUS INTERNATIONAL, INC.
                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (In thousands)
                                                         (Unaudited)
                                                                                                   Three Months Ended
                                                                                                       March 31,
                                                                                                    1998            1997
                                                                                                 -----------     -----------
 Cash flows from operating activities
 Net income..............................................................................    $      4,387     $     3,089
 Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization......................................................           2,086             890
      Provision for doubtful accounts....................................................             406             173
      Amortization of deferred compensation..............................................              14              19
      Loss on sale of fixed assets.......................................................               -             300
      Deferred income taxes..............................................................            (419)            395
      Tax benefit from exercise of stock options.........................................             562               -
      Changes in operating assets and liabilities:
           Billed accounts receivable....................................................           1,763          (2,068)
           Unbilled accounts receivable..................................................          (9,955)         (5,814)
           Other current assets..........................................................            (295)            663
           Employee notes receivable.....................................................              (8)            (69)
           Other assets..................................................................             (38)           (502)
           Accounts payable..............................................................           3,697             522
           Accrued merger expense........................................................            (140)              -
           Other accrued liabilities.....................................................          (1,438)          1,097
           Deferred revenue..............................................................           1,943            (565)
           Other.........................................................................             294             416
                                                                                             ---------------  --------------
 Net cash provided by (used in) operating activities.....................................           2,859          (1,454)
                                                                                             ---------------  --------------

 Cash flows from investing activities
 Purchase of marketable securities.......................................................             (83)           (893)
 Sale of marketable securities...........................................................          10,850               -
 Investments and intangible assets.......................................................            (159)         (7,997)
 Other...................................................................................              18               -
 Acquisition of property and equipment...................................................          (1,377)         (1,960)
                                                                                             ---------------  --------------
 Net cash provided by (used in) investing activities.....................................           9,249         (10,850)
                                                                                             ---------------  --------------
 Cash flows from financing activities
 Net drawdown of line of credit..........................................................               -           3,074
 Net drawdown/(repayment) of capital leases/notes payable................................          (1,197)            258
 Net drawdown of subordinated debt.......................................................               -             454
 Net proceeds from issuance of common stock..............................................             490              59
                                                                                             ---------------  --------------
 Net cash provided by (used in) financing activities.....................................            (707)          3,845
                                                                                             ---------------  --------------

 Net increase in cash and cash equivalents...............................................          11,401          (8,459)
 Cash and cash equivalents at beginning of period........................................          11,052          14,674
                                                                                             ---------------  --------------
 Cash and cash equivalents at end of period..............................................    $     22,453     $     6,215
                                                                                             ===============  ==============
 Supplemental disclosures of cash flow information
 Interest paid...........................................................................    $        397     $       467
                                                                                             ===============  ==============
 Income taxes paid.......................................................................    $        137     $       182
                                                                                             ===============  ==============


                                                   See accompanying notes.

                                       4

                            INDUS INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.       Significant Accounting Policies

         Interim Financial Statements

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the Company's Annual Report on Form 10-K filed March 31, 1998.

         Merger of The Indus Group, Inc. and TSW International, Inc.

         The Indus Group, Inc., a California corporation entered into an agreement and plan of merger and reorganization (the "Merger") on June 5, 1997with TSW International, Inc., a Georgia corporation, pursuant to which The Indus Group, Inc. and TSW International, Inc. each became subsidiaries of a new Delaware corporation named Indus International, Inc. (the "Company" or the "Combined Company"), which was combined for the purpose of the transactions contemplated under the Merger. The transaction was accounted for as a pooling-of-interests for financial reporting purposes and structured to qualify as a tax-free reorganization. The stockholders of each of The Indus Group, Inc. and TSW International, Inc. approved the transaction, and the transaction was effective August 25, 1997.

         On December 31, 1997, the Company's subsidiaries, The Indus Group, Inc. and TSW International, Inc., each were merged with and into the Company (the "Roll-up Merger"). The Company, as the surviving corporation, assumed all obligations of the two subsidiaries, in connection with the Roll-up Merger.

         Reporting Periods

         The 1997 period included the combined results of The Indus Group, Inc. and TSW International, Inc. on a pooling of interest basis, as a result of a merger effective August 25, 1997.

         Cash Equivalents and Marketable Securities

         The Company considers all highly liquid, low risk debt instruments with a maturity of three months or less from the date of purchase to be cash equivalents. The Company generally invests its cash and cash equivalents in money market accounts and agency repurchase agreements, which are secured by government agency securities.

         The Company presently classifies all marketable securities as available-for-sale investments and carries them at fair market value. Marketable securities represent U.S. government obligations and indirect investments in municipal obligations. Marketable securities classified as short-term represent U.S. government obligations maturing no later than February, 1999. Unrealized holding gains and losses, net of taxes, are carried as a component of stockholders' equity.

         Revenue Recognition

         Effective in the quarter ended September 30, 1997, Indus International, Inc. has reported applicable new license fees on standard software products not requiring substantial modification or customization as earned revenue upon shipment to customers. Previously, because substantial modification and customization of software products was expected by customers, The Indus Group, Inc. had deferred the applicable license fees initially and recognized those fees as earned over the period of modification, customization and other installation services. TSW International, Inc. which had not been required to perform substantial customization services, continues to recognize the applicable portion of license fees as earned upon shipment of standard software products to customers.

                            INDUS INTERNATIONAL, INC.

                                   (Unaudited)

2.       Issuance of Common Stock

         Exercise of Stock Options

         During the three months ended March 31, 1998, Indus International, Inc. received $490,624 from the issuance of 325,620 shares of common stock upon exercise of options under its various stock option plans.

3.       Earnings Per Share

         Earnings per share (Basic) is computed using net income and the weighted average number of common shares outstanding during each period.
Earnings per share (Dilutive) is computed using net income and the weighted average number of common and dilutive common equivalent shares outstanding during each period. The computation of the weighted average number of shares outstanding for the three month periods ended March 31, 1998 and 1997 is as follows (in thousands):

                                                           Three Months Ended
                                                                March 31,
                                                             ---------------
                                                              1998     1997
                                                             ------   ------
         Weighted average outstanding -- used for basic...   30,053   27,436

         Options value using treasury stock method .......    2,829    2,685

         Dilutive effect-Warrants (assumed from former TSW
              International, Inc.) .......................    2,704     --
                                                             ------   ------
         Weighted average outstanding and dilutive
              equivalents -- used for dilutive               35,586   30,121
                                                             ======   ======

4. As a result of the merger with TSW International, Inc. and the subsequent liquidation of that company into Indus International, Inc., Indus International, Inc. inherited net operating loss carryovers of approximately $10 million, none of which benefit had been recognized in its financial statements through December 31, 1997. In the three months ended March 31, 1998, benefits of approximately $1.5 million were recognized, reducing the current provision for federal and state income taxes in that period.

5.       Recent Accounting Pronouncements

         Effective January 1, 1998, the Company adopted Financial Accounting Standards Board's Statement of Financial Accounting Standard No. 130 (Statement
130), "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders, equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders, equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

         During the first quarter of 1998 and 1997, total comprehensive income amounted to $4.2 million and $3.4 million, respectively.

         Effective January 1, 1998, the Company adopted Financial Accounting Standards Board's Statement of Financial Accounting Standard No. 131 (Statement
131), "Disclosures about Segments of an Enterprise and Related Information." Statement 131 superseded Statement 14, Financial Reporting for Segments of a Business Enterprise. Statement 131 establishes standards for the way that public business enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of Statement 131 had no impact on the Company's results of operations, financial position or disclosure of segment information at March 31, 1998.

         AICPA Accounting Standards Executive Committee Statement of Position 97-2, Software Revenue Recognition, (SOP 97-2), which contains new rules for timing of recognition of software company revenues, particularly as to license fee revenues where there are multiple elements to be delivered under a contract or arrangement with a customer, became effective for transactions beginning in 1998. Management believes the Company's current policy, and its practices conform to the rules in this new accounting pronouncement. Under the Company's current policy, license fees on standard software products not requiring substantial modification and customization are recognized as revenue upon shipment to customers. Management also believes that industry practice among software companies generally in applying the new rules is evolving and that both the rules and their application in specific situations may change in the future.

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

The Company has experienced, and may in the future experience, significant fluctuations in quarterly revenues and operating results. The Company's revenues and operating results in general, and in particular its revenues from new licenses, are relatively difficult to forecast for a number of reasons, including (i) the relatively long sales cycles for the Company's products, (ii) the variable size and timing of individual license transactions, (iii) changes in demand for the Company's products and services, (iv) competitive conditions in the industry, (v) changes in customer budgets, (vi) the timing of the introduction of new products or product enhancements by the Company or its competitors, (vii) the Company's success in and costs associated with developing and introducing new products, (viii) product life cycles, (ix) changes in the proportion of revenues attributable to license fees versus services, (x) the percentage of license fees attributable to third party software; (xi) changes in the level of operating expenses, (xii) delay or deferral of customer implementations of the Company's software, (xiii) software defects and other product quality problems, (xiv) effect of AICPA Statement of Position 97-2 on Company's revenue recognition and (xv) other economic conditions generally or in specific process industry segments. Further, the purchase of the Company's products generally involves a significant commitment of capital, with the attendant delays frequently associated with large capital expenditures and authorization procedures within large organizations. For these and other reasons, the sales cycles for the Company's products are typically lengthy and subject to a number of significant risks over which the Company has little or no control, including customers' budget constraints and internal authorization reviews. In addition, delays in the completion of a product implementation may require that the revenues associated with such implementation be recognized over a longer period than originally anticipated. Such delays in the implementation or execution of orders has caused, and may in the future cause, material fluctuations in the Company's operating results. Similarly, customers may cancel implementation projects at any time without penalty, and such cancellation could have a material adverse effect on the Company's business or results of operations. Because the Company's expenses are relatively fixed, a small variation in the timing of recognition of specific revenues can cause significant variations in operating results from quarter to quarter and may in some future quarter result in losses or have a material adverse effect on the Company's business or results of operations. For a more complete discussion of these factors, refer to the Risk Factors included in the Company's 1997 Annual Report on Form 10-K.

Risks relating to the August 25, 1997 merger of The Indus Group, Inc. and TSW International, Inc. include: (i) risks relating to the integration of the operations of The Indus Group, Inc. and TSW International, Inc.; and, (ii) certain affiliates of The Indus Group, Inc. and TSW International, Inc. have certain interests that are different from or in addition to shareholders of The Indus Group, Inc. and shareholders of TSW International, Inc. Risks relating to the business of the Combined Company include: (i) the Combined Company's ability to manage growth; (ii) the utilization by the Combined Company of new distribution channels; and (iii) risks relating to the successful integration of current and future products and technologies.

The Company has in the past acquired and may in the future acquire complementary products or businesses. Risks associated with such transactions include difficulty in retaining and assimilating the personnel of the combined companies, difficulty in integrating the operations of the combined companies, disruption of the Company's ongoing business, expenses associated with completing the transaction, and dilution of existing equity holders. There can be no assurance that such transactions will not materially adversely affect the Company's business, financial condition or operating results.


Results of Operations

Overview. Indus International, Inc. develops, markets, and supports a proprietary line of enterprise asset management software and implementation services. The Company serves as an agent of change for its customers, who seek to improve their return on investment and efficiencies in core business functions in the utilities and energy industry, process, discreet and consumer packaged goods companies, as well as educational, municipal and transportation authorities worldwide.

The Company derives its revenues primarily from software licenses, implementation and training services and maintenance fees. While the Company has derived a significant portion of its revenues from electric utilities, it also derives revenues from customers such as oil and gas companies, petrochemical companies, manufacturers, hospitals, educational systems, governments, transportation authorities and steel and forest product companies.

The Company provides its software to customers under contracts, which provide for software license fees and system implementation services. Revenues from software license fees, which typically have ranged from approximately $100,000 to $5 million for initial software license fees, are now recognized as earned revenue upon shipment to customers if the Company is not subject to any significant remaining obligations and collection of the resulting receivable is deemed probable. Effective September 30, 1997, The Indus Group, Inc. began to report applicable new license fees on standard software products not requiring substantial modification or customization as earned revenue upon shipment to customers. Previously, because substantial modification and customization of software products was expected by customers, The Indus Group, Inc. had deferred the applicable license fees initially and recognized those fees as earned over the period of modification, customization and other installation services. TSW International, Inc., which had not been required to perform substantial customization services, recognized the applicable portion of license fees as earned upon shipment of standard software products to customers. Revenues from system implementation services, which typically are time- and material-based, are recognized as direct contract costs are incurred and typically range from one to three times the license fees.

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

In March 1997, Indus International, Inc. acquired a 10% interest in TenFold Corporation, a private software company for approximately $8 million in cash. Indus International, Inc. will receive a perpetual, unrestricted license for future applications and tools developed with TenFold's technology. In April 1997, Indus International, Inc. acquired Prism Consulting, a private management-consulting firm, for $4.75 million in the Company's stock at the then current market value and $250,000 in cash. The Company has not and does not anticipate any material consequences on its results of operations for the calendar year 1998 as a result of these acquisitions.

The following table sets forth for the periods indicated the percentage of total revenues represented by certain line items in the Company's statements of operations:
                            Percent of Total Revenues

                                                                                     Three Months Ended
                                                                                         March 31,
                                                                                  -------------------------
                                                                                      1998        1997
                                                                                  -------------------------
Revenues:
     Software licensing fees....................................................       29.2%      32.1%
     Services and maintenance...................................................       70.8       67.9
                                                                                  -------------------------
          Total revenues........................................................      100.0      100.0

Cost of revenues................................................................       44.0       53.9
                                                                                  -------------------------
Gross margin....................................................................       46.1       56.0

Operating expenses:
     Research and development...................................................       13.9       15.3
     Sales and marketing........................................................       12.5       19.7

     General and administrative.................................................        7.0        9.3
                                                                                  -------------------------
          Total operating expenses..............................................       34.8       42.9
                                                                                  -------------------------
Income from operations..........................................................       11.3       13.1

Other income, net...............................................................       (0.5)      (1.2)
                                                                                  -------------------------
Income before income taxes......................................................       10.8       11.9
Provision for income taxes .....................................................        1.0        4.9
                                                                                  =========================
Net income......................................................................        9.8%       7.0%
                                                                                  =========================


Revenues. Total revenues increased 2% to $44.7 million in the three months ended March 31, 1998 from $43.9 million in the same period of 1997. Revenue from international customers (excluding Canada and Mexico) accounted for 13% and 16% of revenues for the three months ended March 31, 1998 and 1997. As most of the Company's contracts are denominated in U.S. dollars, foreign currency fluctuations have not impacted the results of operations.

In addition, effective September 30, 1997, The Indus Group, Inc. began to report applicable new license fees on standard software products not requiring substantial modification or customization as earned revenue upon shipment to customers. Previously, because substantial modification and customization of software products was expected by customers, The Indus Group, Inc. had deferred the applicable license fees initially and recognized those fees as earned over the period of modification, customization and other installation services. TSW International, Inc., which had not been required to perform substantial customization services, recognized the applicable portion of license fees as earned upon shipment of standard software products to customers.

Revenues from licensing fees increased by 12% to $14.4 million in the three months ended March 31, 1998 from $12.8 million in 1997. License fees as a percentage of revenue were 32% and 29% for the three months ended March 31, 1998 and 1997, respectively.

Revenues from services and maintenance remained relatively flat in the three months ended March 31, 1998 and 1997 due to the delay in the startup of implementation service contracts related to license fee contracts closed in the quarter ended December 31, 1997.

The Company does not believe that the revenue growth experienced in the first three months of 1998 is necessarily indicative of any revenue growth that may occur in future periods.

Cost of Revenues. Cost of revenues consists primarily of: (i) personnel and related costs for implementation (including account executive personnel), (ii) training and customer support services and (iii) sublicense fees to third parties upon the sale of the Company's product containing such third-party software. Gross margin on license fees are substantially higher than gross margin on service revenue, reflecting the low packaging and production costs of software products compared with the relatively high personnel costs associated with providing implementation, maintenance, consulting and training services

Cost of revenues increased 25% to $24.1 million in the three months ended March 31, 1998 from $19.3 million in 1997. The 1998 increase in absolute dollars in cost of revenues was due principally to the increased third party license fees costs. As a percent of total revenue, cost of revenues was 54% and 44% for the quarters ended March 31, 1998 and 1997, respectively.

Research and Development (R&D). Research and development expenses consist primarily of: (i) personnel and related costs, (ii) computer timeshare costs and
(iii) third party consultant fees directly attributable to the development of new software application products and enhancements to existing products.

Research and development expenses increased 13% to $6.9 million in the three months ended March 31, 1998 from $6.1 million in 1996. As a percent of total revenue, research and development expenses remained relatively flat at 15% and 14% for the quarters ended March 31, 1998 and 1997, respectively. The Company believes that a significant level of investment in R&D is essential to remain competitive. The amount of R&D in absolute dollars for a particular period may vary depending on the projects in progress.

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

Sales and Marketing. Sales and marketing expenses decreased 36% to $5.6 million in the three months ended March 31, 1998 from $8.7 million in 1997. As a percent of total revenue, sales and marketing expenses were 13% and 20% for the three months ended March 31, 1998 and 1997, respectively. The decrease in sales and marketing expenses in absolute dollars is primarily due to the decreased commission expense in the quarter ended March 31, 1998

General and Administrative. General and administrative expenses decreased 24% to $3.1 million in the three months ended March 31, 1998 from $4.1 million in 1997. As a percent of total revenue, general and administrative expenses were 7% and 9% for the three months ended March 31, 1998 and 1997, respectively. General and administrative expenses in absolute dollars decreased due to the centralization and consolidation of certain administrative functions, as a result of the Merger.

Provision for Income Taxes. Income tax expense of $450,000 represented federal and state corporate income taxes for the three months ended March 31, 1998. This includes a $1.5 million tax benefit for utilization of net operating loss carryovers and other tax credits. As a result of the merger from the prior year, Indus International, Inc. has domestic net operating loss carryforwards in excess of $10.0 million which will expire in years 2010 through 2012; domestic research and experimental tax credits of approximately $776,000 which expire in years 2010 to 2012; domestic and foreign tax credits of approximately $506,000 which can be carried forward indefinitely; and foreign net operating loss carryforwards of approximately $2.9 million which can be carried forward indefinitely.

Net Income. The Company's net income of $4.4 million for the three months ended March 31, 1998 as compared to a net income of $3.1 million recorded in 1997 resulted primarily from a decrease in operating expenses and a $1.5 million tax benefit for utilizing a net operating loss carryover, offset partially by a decrease in the gross margin achieved during the three months ended March 31, 1998.


Liquidity and Capital Resources

The Company had total assets of $144.4 million and $136.7 million at March 31, 1998 and December 31, 1997, respectively. Historically, the Company has financed its operations primarily through cash provided by operations, borrowings under its line of credit, sales of Preferred Stock to a principal shareholder and funds borrowed from principal shareholders. In March 1996, The Indus Group, Inc. received $33.9 million, representing the proceeds (net of underwriting commissions and offering costs) from an initial public offering of 2,500,000 shares of its Common Stock. These proceeds were used to purchase marketable securities (comprised of municipal and U.S. government obligations) and certain cash equivalent instruments. TSW International, Inc. financed its activities prior to the Merger largely through approximately $38.0 million provided by its principal shareholder in exchange for subordinated notes and preferred stock.

As of March 31, 1998, the Company's principal sources of liquidity consisted of approximately $22.5 million in cash and cash equivalents, $6.0 million in marketable securities and a revolving bank line of credit of $35 million, which is secured by all of the Company's accounts receivables. The revolving credit facility expires in July 31, 1999. The revolving credit facility bears an interest rate of the one month LIBOR rate plus 1.25% (6.94% as of March 31, 1998). This facility replaced and eliminated The Indus Group, Inc. and TSW International, Inc. revolving lines of credit, which bore higher interest rates. Approximately $26.7 million had been drawn down under this line of credit at March 31, 1998.

In the three months ended March 31, 1998, cash and cash equivalents increased substantially as a result of the sale of long-term marketable securities. Operating activities provided cash of approximately $2.9 million. The purchase of property and equipment used cash of approximately $1.4 million. Financing activities used cash of approximately $0.7 million, primarily from the repayment of the capital leases.

Cash requirements are expected to continue to increase in order to fund: (i) personnel and salary costs, (ii) research and development costs, (iii)
investment in additional technical equipment, and (iv) working capital requirements. The Company presently anticipates additional capital expenditures for the remainder of 1998 of approximately $13 million, primarily for equipment and furniture.

In addition to its line of credit, the Company's principal commitments at March 31, 1998 consisted of obligations under operating leases for facilities and computer equipment.

The Company believes that its existing cash and marketable securities, together with anticipated cash flow from operations and available bank borrowings, will be sufficient to meet its cash requirements during the next 12 months. The foregoing statement regarding the Company's expectations for continued liquidity is a forward-looking statement, and actual results may differ materially depending on a variety of factors, including variable operating results or presently unexpected uses of cash.

PART II: OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

         Report of Sales of Securities and Use of Proceeds Therefrom (Form SR)

         Aggregate offering price                        $37,500,000
         Expenses incurred in connection with offering     3,636,236
                                                         -----------
         Net offering proceeds to issuer                 $33,863,764
         Purchase of equipment                               750,000
         Income taxes                                      3,841,421
         Working capital                                   3,300,000
                                                         -----------
         Temporary investment                            $25,972,343
                                                         ===========


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     27.01    Financial Data Schedule

(b)  Reports on Forms 8-K.

     No reports on Form 8-K were filed during the Quarter covered by this report

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                 INDUS INTERNATIONAL, INC.
                                       (Registrant)





Date:  May 15, 1998

                                 /s/ Robert W. Felton
                                 ----------------------------------------
                                 Robert W. Felton
                                 President and Chief Executive Officer





Date:  May 15, 1998
                                 /s/ Frank M. Siskowski
                                 ---------------------------------------
                                 Frank M. Siskowski
                                 Senior Vice President of Finance and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS



                  Exhibit                                  Description
                  -------                                  -----------

                    27.01 Financial Data Schedule