Form 10-K/A
period 1997-12-31
INDUS INTERNATIONAL INC
filed 1998-07-16
CIK 1041333

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1
                                       to
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1997
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from ______________ to ______________

                         Commission File Number: 0-22993


                            INDUS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                                94-3273443
          --------                                                ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                60 Spear Street, San Francisco, California 94105
               (Address of principal executive offices) (zip code)

       Registrant's telephone number, including area code: (415) 904-5000

                                 --------------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation 5-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 11, 1998 as reported on the Nasdaq National Market, was approximately $51,364,503.52. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The number of shares outstanding of the Registrant's Common Stock, $.001 per value was 30,244,163 at March 11, 1998.

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

     This Annual Report on Form 10-K/A is being filed as Amendment No. 1 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1998 ("Form 10-K") solely for the purpose of revising the aggregate market value of the voting stock held by non-affiliates of the Registrant set forth on the cover page of the Registrant's Form 10-K.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on July 10, 1998.


                                                INDUS INTERNATIONAL, INC.

                                                By:  /s/ Frank M.  Siskowski
                                                     ---------------------------
                                                     Frank M. Siskowski,
                                                     Chief Financial Officer and
                                                     Executive Vice President of
                                                     Investor Relations