Form 10-Q
period 1998-06-30
INDUS INTERNATIONAL INC
filed 1998-08-14
CIK 1041333

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------


                                    Form 10-Q


(Mark One)

( X )  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
        EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1998

                                       or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No___


As of July 31, 1998, Registrant had outstanding 30,860,624 shares of Common Stock, $.001 par value.

================================================================================


                                                   TABLE OF CONTENTS

                                          Part I: Financial Information                                            Page
                                                                                                                   ----
Item     1.       Financial Statements (unaudited)
                  Condensed Consolidated Statements of Operations - three and six months ended
                      June 30, 1998 and 1997.................................................................        1
                  Condensed Consolidated Balance Sheets - June 30, 1998 and December 31, 1997................        2
                  Condensed Consolidated Statement of Stockholders' Equity - year ended
                      December 31, 1997 and six months ended June 30, 1998...................................        3
                  Condensed Consolidated Statements of Cash Flows - six months ended
                      June 30, 1998 and 1997..................................................................       4
                  Notes to Condensed Consolidated Financial Statements........................................       5
Item     2.       Management's Discussion and Analysis of Financial Condition
                      and Results of Operations...............................................................       8

                                              Part II: Other Information

Item     1.       Legal Proceedings...........................................................................      13
Item     2.       Changes in Securities and Use of Proceeds...................................................      13
Item     3.       Defaults Upon Senior Securities.............................................................      13
Item     4.       Submission of Matters to a Vote of Security Holders.........................................      13
Item     5.       Other Information...........................................................................      14
Item     6.       Exhibits and Reports on Form 8-K............................................................      14

                  Signatures..................................................................................      15



PART I: FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                                                      INDUS INTERNATIONAL, INC.

                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                              (In thousands, except per share amounts)

                                                             (Unaudited)


                                                                               Three Months Ended              Six Months Ended
                                                                                    June 30,                       June 30,
                                                                           ------------------------        ------------------------
                                                                             1998            1997            1998            1997
                                                                           --------        --------        --------        --------
Revenues:
     Software licensing fees .......................................       $ 11,564        $ 12,777        $ 25,924        $ 25,583
     Services and maintenance ......................................         34,002          30,609          64,366          61,711
                                                                           --------        --------        --------        --------
         Total revenues ............................................         45,566          43,386          90,290          87,294

Cost of revenues ...................................................         26,873          18,813          51,003          38,129
                                                                           --------        --------        --------        --------
Gross margin .......................................................         18,693          24,573          39,287          49,165
                                                                           --------        --------        --------        --------
Operating expenses:
     Research and development ......................................          7,242           7,280          14,095          13,382
     Sales and marketing ...........................................          7,058           8,023          12,638          16,688
     General and administrative ....................................          3,688           4,268           6,797           8,334
                                                                           --------        --------        --------        --------
         Total operating expenses ..................................         17,988          19,571          33,530          38,404
                                                                           --------        --------        --------        --------

Income from operations .............................................            705           5,002           5,757          10,761
Other income (expenses),  net ......................................           (206)           (656)           (422)         (1,188)
                                                                           --------        --------        --------        --------
Income before income taxes .........................................            499           4,346           5,336           9,573
Provision for income taxes .........................................           --            (1,965)           (450)         (4,103)
                                                                           --------        --------        --------        --------
Net income .........................................................       $    499        $  2,381        $  4,885        $  5,470
                                                                           ========        ========        ========        ========
Earnings per share (basic) .........................................       $   0.02        $   0.09        $   0.16        $   0.20
                                                                           ========        ========        ========        ========
Earning per share (diluted) ........................................       $   0.01        $   0.07        $   0.14        $   0.18
                                                                           ========        ========        ========        ========
Shares used in computing earnings per share (basic) ................         30,495          27,607          30,274          27,522
                                                                           ========        ========        ========        ========
Shares used in computing earnings per share (diluted) ..............         36,010          32,175          35,798          31,076
                                                                           ========        ========        ========        ========

                                                       See accompanying notes

                                                      INDUS INTERNATIONAL, INC.
                                                CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           (In thousands)

                                                                                                        June 30,        December 31,
                                                                                                         1998               1997*
                                                                                                       ---------          ---------
                                                                                                               (Unaudited)
                                            ASSETS
Current assets:
     Cash and cash equivalents ...............................................................         $  22,924          $  11,052
     Marketable securities ...................................................................             8,000             11,880
     Billed accounts receivable, less allowance for doubtful accounts of $2,682
     at June 30, 1998 and $1,974 at December 31, 1997 ........................................            44,666             43,574
     Unbilled accounts receivable ............................................................            37,826             30,349
     Other current assets ....................................................................             6,070              5,773
                                                                                                       ---------          ---------
Total current assets .........................................................................           119,486            102,628

Marketable securities - noncurrent ...........................................................              --                4,818
Property and equipment, net ..................................................................            16,579             16,570
Investments ..................................................................................            11,626             12,119
Employee notes receivable ....................................................................               351                416
Other assets .................................................................................               133                174
                                                                                                       ---------          ---------
                                                                                                       $ 148,175          $ 136,725
                                                                                                       =========          =========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Borrowing under line of credit ..........................................................         $  26,650          $  26,650
     Current portion of obligations under capital leases .....................................             1,428              2,404
     Accounts payable ........................................................................            11,609              8,430
     Deferred income taxes ...................................................................              --                  419
     Accrued merger expenses .................................................................             1,667              1,898
     Other accrued liabilities ...............................................................            12,366             12,170
     Deferred revenue ........................................................................            16,154             13,419
                                                                                                       ---------          ---------
Total current liabilities ....................................................................            69,874             65,390
                                                                                                       ---------          ---------
                                                                                                             310              1,105

Obligations under capital leases and term loans
Stockholders' equity:
     Common Stock ............................................................................                30                 29
     Additional capital ......................................................................           101,402             98,608
     Other ...................................................................................            (1,638)            (1,719)
     Accumulated deficit .....................................................................           (21,803)           (26,688)
                                                                                                       ---------          ---------
Total stockholders' equity ...................................................................            77,991             70,230
                                                                                                       ---------          ---------
                                                                                                       $ 148,175          $ 136,725
                                                                                                       =========          =========

*The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                                       See accompanying notes.

                                                      INDUS INTERNATIONAL, INC.
                                      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                           (In thousands)
                                                             (Unaudited)

                                                                                                                          Total
                                                      Common          Additional                     Accumulated      Stockholders'
                                                       Stock           Capital          Other          Deficit           Equity
                                                    ------------     ------------    ------------    -------------    -------------
Balance at December 31,  1996..................            22           48,649            (603)        (27,402)           20,666
  Issuance of common stock (1).................             -            6,725               -               -             6,725
  Tax benefit from exercise of stock options...             -            3,479               -               -             3,479
     Capital contribution by a TSW
      shareholder..............................             -            1,717               -               -             1,717
     Reincorporation...........................            (4)               4                                                 -
     Redemption of TSW subordinated notes (2)               8           19,937                                            19,945
     Exchange of common stock for TSW
      Redeemable preferred stock (3)...........             3           18,097               -               -            18,100
     Other.....................................             -                -          (1,116)              -            (1,116)
     Net income................................             -                -               -             990               990

     Adjustment for TSW's
        March 1997 quarter profit (4)..........             -                -               -            (276)             (276)
                                               -----------------     ------------    ------------    ------------     -------------
Balance at December 31, 1997                               29           98,608          (1,719)        (26,688)           70,230
  Issuance of common stock (5).................             1            2,232               -               -             2,233
     Tax benefit from exercise of stock
         options...............................             -              562               -               -               562
     Other.....................................             -                -              81               -                81
     Net income................................             -                -               -           4,885             4,885
                                               -----------------     ------------    ------------    ------------     -------------
Balance at June 30, 1998                            $      30        $ 101,402       $  (1,638)      $ (21,803)       $   77,991
                                               =================     ============    ============    ============     =============

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

(5)  Amount  consists of $1,724  received from the issuance of 805,930 common shares upon exercise of options and $510 received from
     April 30, 1998 issuance of 73,164 common shares under the Employee Stock Purchase Plan.

                                                       See accompanying notes

                                                      INDUS INTERNATIONAL, INC.
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (In thousands)
                                                             (Unaudited)

                                                                                                              Six Months Ended
                                                                                                                  June 30,
                                                                                                           1998              1997
                                                                                                         --------          --------
 Cash flows from operating activities
 Net income ....................................................................................         $  4,885          $  5,470
 Elimination of TSW's net income for the three months ended March 31, 1997 .....................             --                (276)
 Adjustments  to  reconcile  net  income  to  net  cash  provided  by  operating activities:
      Depreciation and amortization ............................................................            4,002             1,772
      Provision for doubtful accounts ..........................................................              708              --
      Amortization of deferred compensation ....................................................               14                37
      Loss (gain) on sale of fixed assets ......................................................              (24)              315
      Deferred income taxes ....................................................................             (419)              455
      Tax benefit from exercise of stock options ...............................................              562             1,309
      Changes in operating assets and liabilities:
           Billed accounts receivable ..........................................................           (1,800)              (57)
           Unbilled accounts receivable ........................................................           (7,477)           (4,888)
           Other current assets ................................................................             (297)           (3,552)
           Employee notes receivable ...........................................................               65               346
           Other assets ........................................................................              (47)              140
           Accounts payable ....................................................................            3,180               375
           Accrued merger expense ..............................................................             (231)             --
           Other accrued liabilities ...........................................................              196                24
           Deferred revenue ....................................................................            2,735            (7,900)
           Other ...............................................................................              607               (19)
                                                                                                         --------          --------
 Net cash provided by (used in) operating activities ...........................................            6,659            (6,449)
                                                                                                         --------          --------
 Cash flows from investing activities

 Purchase of marketable securities .............................................................           (8,071)           (1,700)
 Sale of marketable securities .................................................................           16,846              --
 Investments ...................................................................................             (159)           (8,300)
 Other .........................................................................................               18              --
 Acquisition of property and equipment .........................................................           (3,882)           (3,782)
                                                                                                         --------          --------
 Net cash provided by (used in) investing activities ...........................................            4,752           (13,782)
                                                                                                         --------          --------
 Cash flows from financing activities

 Net drawdown/(repayment) of line of credit ....................................................             --               6,335
 Net drawdown/(repayment) of capital leases/notes payable ......................................           (1,771)              (59)
 Net drawdown/(repayment) of subordinated debt .................................................             --                 437
 Net proceeds from issuance of common stock ....................................................            2,232               761
                                                                                                         --------          --------
 Net cash provided by financing activities .....................................................              461             7,474
                                                                                                         --------          --------

 Net increase in cash and cash equivalents .....................................................           11,872           (12,757)
 Cash and cash equivalents at beginning of period ..............................................           11,052            13,815
                                                                                                         --------          --------
 Cash and cash equivalents at end of period ....................................................           22,924          $  1,058
                                                                                                         ========          ========
 Supplemental disclosures of cash flow information

 Interest paid .................................................................................         $    517          $    587
                                                                                                         ========          ========
 Income taxes paid .............................................................................         $    450          $  4,755
                                                                                                         ========          ========
 Supplemental schedule of noncash financing activities

 Issuance of common stock as part consideration for purchase of Prism ..........................             --               4,750
                                                                                                         ========          ========

                                                       See accompanying notes.

                            INDUS INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1.       Significant Accounting Policies

         Interim Financial Statements

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the Company's 1997 Annual Report on Form 10K filed March 31, 1998, as amended July 10, 1998.

         Merger of The Indus Group, Inc. and TSW International, Inc.

         The Indus Group, Inc., a California corporation entered into an agreement and plan of merger and reorganization (the "Merger") on June 5, 1997 with TSW International, Inc., a Georgia corporation, pursuant to which The Indus Group, Inc. and TSW International, Inc. each became subsidiaries of a new
Delaware  corporation  named Indus  International,  Inc.  (the  "Company" or the
"Combined Company"), which was created for the purpose of the transactions contemplated under the Merger. The transaction was accounted for as a pooling-of-interests for financial reporting purposes and structured to qualify as a tax-free reorganization. The stockholders of each of The Indus Group, Inc. and TSW International, Inc. approved the transaction, and the transaction was effective August 25, 1997.

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

         Cash Equivalents and Marketable Securities

         The Company considers all highly liquid, low risk debt instruments with a maturity of three months or less from the date of purchase to be cash equivalents. The Company generally invests its cash and cash equivalents in money market accounts and agency repurchase agreements.

         The Company presently classifies all marketable securities as available-for-sale investments and carries them at fair market value. Marketable securities represent certificates of deposit and commercial paper. Marketable securities classified as short-term represent certificates of deposit maturing no later than May 1999. Unrealized holding gains and losses, net of taxes, are carried as a component of stockholders' equity.

         Revenue Recognition

         Effective in the quarter ended September 30, 1997, Indus International, Inc. has reported applicable new license fees on standard software products not requiring substantial modification or customization as earned revenue upon shipment to customers. Previously, because substantial modification and customization of software products was expected by customers, The Indus Group, Inc. had deferred the applicable license fees initially and recognized those fees as earned over the period of modification, customization and other installation services. TSW International, Inc. which had not been required to perform substantial customization services, recognizes the applicable portion of license fees as earned upon shipment of standard software products to customers.

                            INDUS INTERNATIONAL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                   (Unaudited)



2.       Issuance of Common Stock (continued)

         Employee Stock Purchase Plan

         The Company received $509,953 from the issuance of 73,164 shares of Common Stock on April 30, 1998 under the 1997 Employee Stock Purchase Plan.

         Exercise of Stock Options

         During the six months ended June 30, 1998, Indus International, Inc. received $1,724,059 from the issuance of 805,930 shares of common stock upon exercise of options under its various stock option plans.


3.       Earnings Per Share

         Earnings  per  share  (Basic)  is  computed  using net  income  and the weighted  average  number of  common  shares  outstanding  during  each  period.
Earnings  per share  (Diluted)  is  computed  using net income and the  weighted average number of common and diluted common equivalent shares outstanding during
each  period.   The  computation  of  the  weighted  average  number  of  shares outstanding  for the three month and six month  periods  ended June 30, 1998 and
1997 is as follows (in thousands):


                                                                                       Three Months Ended        Six Months Ended
                                                                                            June 30,                  June 30,
                                                                                   -------------------------  ----------------------
                                                                                       1998         1997          1998        1997
                                                                                    -----------   ----------   ----------   --------
Weighted average outstanding - used for basic ..................................       30,495       27,607       30,274       27,522

Options value using treasury stock method ......................................        2,655        4,568        2,742        3,554

Dilutive effect-Warrants (assumed from former TSW International, Inc.) .........        2,860         --          2,782         --
                                                                                       ------       ------       ------       ------
Weighted average outstanding and dilutive equivalents - used for
         dilutive ..............................................................       36,010       32,175       35,798       31,076
                                                                                       ======       ======       ======       ======


4.        Income Taxes

         As a result of the merger of The Indus Group, Inc. with TSW International, Inc. and the subsequent Roll-up Merger of TSW International, Inc. into Indus International, Inc., Indus International, Inc. inherited net operating loss carryovers of approximately $15 million, of which $1.3 million of benefits were recognized in its financial statements through December 31, 1997. In the six months ended June 30,1998, benefits of approximately $1.7 million were recognized, reducing the current provision for federal and state income taxes in that period.

5.        Recent Accounting Pronouncements

         Effective January 1,1998, the Company adopted Financial Accounting Standards Board's Statement of Financial Accounting Standard No. 130 (Statement
130), "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components: however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

         In the first six months of 1998 and 1997, total comprehensive income amounted to $5.0 million and $4.9 million, respectively.

         Effective January 1, 1998, the Company adopted Financial Accounting Standards Board's Statement of Financial Accounting Standard No. 131 (Statement
131), "Disclosures about Segments of an Enterprise and Related Information." Statement 131 superseded Statement 14, Financial Reporting for Segments of a Business enterprise. Statement 131 establishes standards for the way that public business enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of Statement 131 had no impact on the Company's results of operations, financial position or disclosure of segment information at June 30, 1998.

         AICPA Accounting Standards Executive Committee Statement of Position 97-2, Software Revenue Recognition, (SOP 97-2), which contains new rules for timing of recognition of software company revenues, particularly as to license fee revenues where there are multiple elements to be delivered under a contract or arrangement with a customer, became effective for transactions beginning in 1998. Management believes the Company's current policy and its practices conform to the rules in this new accounting pronouncement. Under the Company's current policy, license fees on standard software products not requiring substantial modification and customization are recognized as revenue upon shipment to customers. Management also believes that industry practice among software companies generally in applying the new rules is evolving and that both the rules and their application specific situations may change in the future.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Financial Instruments and for Hedging Activities" ("SFAS 133") which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133 is effective for years beginning after June 15, 1999 and is not anticipated to have a significant impact on the Company's results of operations or financial condition when adopted.

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

The Company has experienced, and may in the future experience, significant fluctuations in quarterly revenues and operating results. The Company's revenues and operating results in general, and in particular its revenues from new licenses, are relatively difficult to forecast for a number of reasons, including (i) the relatively long sales cycles for the Company's products, (ii) the variable size and timing of individual license transactions, (iii) changes in demand for the Company's products and services, (iv) competitive conditions in the industry, (v) changes in customer budgets, (vi) the timing of the introduction of new products or product enhancements by the Company or its competitors, (vii) the Company's success in and costs associated with developing and introducing new products, (viii) product life cycles, (ix) changes in the proportion of revenues attributable to license fees versus services, (x) the percentage of license fees attributable to third party software; (xi) changes in the level of operating expenses, (xii) delay or deferral of customer implementations of the Company's software, (xiii) software defects and other product quality problems, (xiv) effect of AICPA Statement of Position 97-2 on Company's revenue recognition and (xv) other economic conditions generally or in specific process industry segments. Further, the purchase of the Company's products generally involves a significant commitment of capital, with the attendant delays frequently associated with large capital expenditures and authorization procedures within large organizations. For these and other reasons, the sales cycles for the Company's products are typically lengthy and subject to a number of significant risks over which the Company has little or no control, including customers' budget constraints and internal authorization reviews. In addition, delays in the completion of a product implementation may require that the revenues associated with such implementation be recognized over a longer period than originally anticipated. Such delays in the implementation or execution of orders has caused, and may in the future cause, material fluctuations in the Company's operating results. Similarly, customers may cancel implementation projects at any time without penalty, and such cancellation could have a material adverse effect on the Company's business or results of operations. Because the Company's expenses are relatively fixed, a small variation in the timing of recognition of specific revenues can cause significant variations in operating results from quarter to quarter and may in some future quarter result in losses or have a material adverse effect on the Company's business or results of operations. For a more complete discussion of these factors, refer to the Risk Factors included in the Company's 1997 Annual Report on Form 10K, as amended July 10, 1998.

Other risks relating to the business of the Company resulting from the merger of The Indus Group Inc. with TSW International, Inc. include: (i) the Company's ability to manage growth; (ii) the utilization by the Company of new distribution channels; and (iii) risks relating to the successful integration of current and future products and technologies.

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


Results of Operations

Overview. Indus International, Inc. develops, markets, and supports proprietary lines of enterprise asset management software and implementation services. The Company serves as an agent of change for its customers, who seek to improve their return on investment and efficiencies in core business functions in the utilities and energy industry, process, discreet and consumer packaged goods companies, as well as educational, municipal and transportation authorities worldwide.

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

Accordingly, revenues for each quarter depend in part on revenues from the closing of new contracts during the quarter. Additional maintenance and support services are typically provided for under a separate contract where the Company charges 9-18% of the original license fee per year in the first year beginning shortly after the software contract is signed and 15-18% of the original license fee per year in the following years. For those contracts with a one-year warranty clause, a portion of license fees is deferred initially and subsequently recognized over the one-year period during which continuing maintenance and support services are provided to customers under the contracts. After an initial contract period, additional maintenance and support services, for which the Company typically charges 15-18% of the original license fee per year, are subject to separate contracts whereby revenue is recognized ratably over the contract period.

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


The following table sets forth for the periods indicated the percentage of total revenues represented by certain line items in the Company's statements of operations:


                            Percent of Total Revenues

                                         Three Months Ended    Six Months Ended
                                              June 30,              June 30,
                                         ----------------      ----------------
                                         1998        1997       1998       1997
                                         -----      -----      -----      -----
Revenues:
  Software licensing fees ..........      25.4%      29.4%      28.7%      29.3%
  Services and maintenance .........      74.6       70.6       71.3       70.7
                                         -----      -----      -----      -----
     Total revenues ................     100.0      100.0      100.0      100.0

Cost of revenues ...................      59.0       43.4       56.5       43.7
                                         -----      -----      -----      -----
Gross margin .......................      41.0       56.6       43.5       56.3

Operating expenses:
  Research and development .........      15.9       16.8       15.6       15.3
  Sales and marketing ..............      15.5       18.5       14.0       19.1
  General and administrative .......       8.1        9.8        7.5        9.6
                                         -----      -----      -----      -----
    Total operating expenses .......      39.5       45.1       37.1       44.0
                                         -----      -----      -----      -----

Income from operations .............       1.5       11.5        6.4       12.3

Other income, net ..................      (0.4)      (1.5)      (0.5)      (1.3)
                                         -----      -----      -----      -----
Income before income taxes .........       1.1       10.0        5.9       11.0

Provision for income taxes .........       0.0        4.5        0.5        4.7
                                         -----      -----      -----      -----
Net income..........................       1.1%       5.5%       5.4%       6.3%
                                         =====      =====      =====      =====

Revenues. Total revenues increased 5% to $45.6 million in the quarter ended June 30, 1998 from $43.4 million in 1997. In the first six months of 1998, total revenues increased by 3% to $90.3 million from $87.3 in 1997. Revenue from international customers (excluding Canada and Mexico) accounted for 18% and 15% of revenues for the quarter and six months ended June 30, 1998, respectively, and 13% and 14% for the quarter and six months ended June 30, 1997. As most of the Company's contracts are denominated in U.S. dollars, foreign currency fluctuations have not significantly impacted the results of operations.

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

Revenues from licensing fees decreased 9% to $11.6 million in the quarter ended June 30 1998 from $12.8 million in 1997. This decrease in license fees was due to lower than anticipated licensing agreements from new and existing customers. In the first six months of 1998 license fees increased by only 1% to $25.9 million from $25.6 million in 1997.

Revenues from services and maintenance increased by 11% to $34.0 million in the quarter ended June 30, 1998 from $30.6 million in 1997. In the first six months of 1998, services and maintenance revenues increased 4% to $64.4 million from $61.7 million in 1997. The services and maintenance growth resulted primarily from increases in implementation services generated by new contracts and additional implementation projects of existing customers. Services and maintenance as a percentage of total revenue were 75% and 71% for the three months ended June 30, 1998 and 1997 respectively, and remained constant at 71% for the six months ended June 30, 1998 and 1997.

The Company does not believe that the revenue growth experienced in the first six months of 1998 is necessarily indicative of any revenue growth that may occur in future periods.

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

Cost of revenues increased 43% to $26.9 million in the quarter ended June 30, 1998 from $18.8 million in 1997. In the first six months of 1998, cost of revenues increased by 34% to $51.0 million from $38.1 million in 1997. The 1998 increase in absolute dollars in cost of revenues reflected the shift in the revenue mix (license fees as compared to service and maintenance revenues) as well as greater than anticipated personnel costs and third party software royalty expenses. As a percent of total revenue, cost of revenues was 59% and 43% for the quarters ended June 30, 1998 and 1997, respectively. For the first six months of 1998 and 1997, the cost of revenues as a percent of total revenue was at 57% and 44%, respectively.

Research and Development (R&D). Research and development expenses consist primarily of: (i) personnel and related costs, (ii) computer timeshare costs and
(iii) third party consultant fees directly attributable to the development of new software application products and enhancements to existing products.

Research and development expenses were relatively flat both in absolute dollars and as a percent of total revenues in the quarter ended June 30, 1998 as compared to June 30, 1997. In the six months ending June 30, 1998 research and development expenses increased 5% to $14.1 million from $13.4 million in 1997. The Company believes that a significant level of investment in R&D is essential to remain competitive. The amount of R&D in absolute dollars for a particular period may vary depending on the projects in progress.

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

Sales and Marketing. Sales and marketing expenses decreased 12% to $7.1 million in the quarter ended June 30, 1998 from $8.0 million in 1997. In the first six months of 1997, sales and marketing expenses decreased by 24% to 12.6 million from 16.7 million in 1997. As a percentage of total revenue sales and marketing expenses were at 16% and 19% for the quarters ended June 30, 1998 and 1997, respectively, and 14% and 19% for the first six months of 1998 and 1997, respectively. The decrease in sales and marketing expenses in absolute dollars is primarily due to the decreased commission expense in the quarter ended June 30, 1998.

General and Administrative. General and administrative expenses decreased 14% to $3.7 million in the quarter ended June 30, 1998 from $4.3 million in 1997. In the first six months of 1997, general and administrative expenses decreased by 18% to $6.8 million from $8.3 million in 1997. As a percent of total revenue, general and administrative expenses were 8 % and 10% for the quarter ended June 30, 1998 and 1997, respectively. For the first six months of 1998 and 1997, the general and administrative expenses as a percentage of total revenue was 8% and 10%, respectively. General and administrative expenses in absolute dollars decreased due to the centralization and consolidation of administrative functions, as a result of the merger.

Provision for Income Taxes. Income tax expense of $450,000 represents federal and state corporate income taxes for the six months ended June 30, 1998. This includes a $1.7 million tax benefit for utilization of a net operating loss carryovers and other tax credits. As a result of the merger from the prior year, Indus International, Inc. has domestic net operating loss carryforwards in excess of $15.0 million which will expire in years 2010 through 2012; domestic research and experimental tax credits of approximately $599,000 which expire in years 2010 to 2012; foreign tax credits of approximately $635,000 which expire in years 1998 through 2002, and foreign net operating loss carryforwards of approximately $2.9 million which can be carried forward indefinitely

Net Income. The Company's net income of $4.9 million for the six months ended June 30, 1998 as compared to a net income of $5.5 recorded in 1997 resulted primarily from a decrease in operating expenses and a $1.7 million tax benefit for utilizing a net operating loss carryover, offset by a decrease in the gross margin during the six months ended June 30, 1998.

Liquidity and Capital Resources

The Company had total assets of $148.2 million and $136.7 million at June 30, 1998 and December 31, 1997, respectively. Historically, the Company has financed its operations primarily through cash provided by operations, borrowings under its line of credit, sales of Preferred Stock to a principal shareholder and funds borrowed from principal shareholders. In March 1996, The Indus Group, Inc. received $33.9 million, representing the proceeds (net of underwriting commissions and offering costs) from an initial public offering of 2,500,000 shares of its Common Stock. These proceeds were used to purchase marketable securities and certain cash equivalent instruments. TSW International, Inc. financed its activities prior to the Merger largely through approximately $38.0 million provided by its principal shareholder in exchange for subordinated notes and preferred stock.

As of June 30, 1998, the Company's principal sources of liquidity consisted of approximately $22.9 million in cash and cash equivalents, $8.0 million in marketable securities. The Company has borrowed against a revolving bank line of credit in the amount of $26.7 million, which is secured by all of the Company's accounts receivables. The revolving credit facility expires in July 31, 1999. The revolving credit facility bears an interest rate of the one month LIBOR rate plus 1.50% (6.91% as of June 30, 1998). This facility replaced and eliminated The Indus Group, Inc. and TSW International, Inc. revolving lines of credit, which bore higher interest rates.

In the six months ended June 30, 1998, cash and cash equivalents increased substantially as a result of the sale of long-term marketable securities. Operating activities provided cash of approximately $6.7 million. The purchase of property and equipment used cash of approximately $3.9 million. Financing activities provided cash of approximately $461,000, which consisted primarily of proceeds from the exercise of options and the employee stock purchase plan partially offset by capital lease repayments.

Cash requirements are expected to continue to increase in order to fund: (i) personnel and salary costs, (ii) research and development costs, (iii)
investment in additional technical equipment, and (iv) working capital requirements. The Company presently anticipates additional capital expenditures for the remainder of 1998 of approximately $6 million, primarily for equipment and furniture.

In addition to its line of credit, the Company's principal commitments at June 30, 1998 consisted of obligations under operating leases for facilities and computer equipment.

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

              None

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
                                                               -----------



ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              None.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              (a) The Company held its annual meeting of  stockholders on May 5,
                  1998.

              (b) Pursuant to the election of the seven  directors  listed under
                  Item 1, Robert W. Felton, Christopher R. Lane, John W. Blend, III, Richard W. MacAlmon, Alan G. Merten, William H. Janeway and Joseph P. Landy were each elected for a one year term. Of the 30,244,398 shares outstanding as of the record date, 28,495,439 shares were present or represented by proxy.

              (c) The Company's stockholders voted the following matters:

                         (i)   Election  of  seven   directors.   All  directors
                               proposed by management were elected.

                            Name of                   Number of     Number of
                            Nominee                   Votes For   Votes Withheld
                            -------                   ---------   --------------
                            Robert W. Felton          28,307,892     187,547
                            Christopher R. Lane       28,103,496     391,943
                            John W. Blend, III        28,110,750     384,689
                            Richard W. MacAlmon       28,308,092     187,347
                            Alan G. Merten            28,310,155     185,284
                            William H. Janeway        28,304,949     190,490
                            Joseph P. Landy           28,304,449     190,990

                         (ii) Approval of an amendment to the 1997 Stock Plan to increase the number of shares reserved for issuance thereunder by 2,500,000 to 7,500,000. 23,663,806 votes were cast in favor of the amendment, 1,764,738 were cast against, zero votes were withheld; there were 7,281 abstentions and 3,059,614 broker non-votes.

                         (iii) Ratification  and approval of the  appointment of
                               Ernst & Young LLP as independent public accountants of the Company for the year ending December 31, 1998. 28,491,121 votes were cast in favor of the appointment, 3,236 votes were cast against, zero were withheld; there were 1,082 abstentions and zero broker non-votes.

ITEM 5.       OTHER INFORMATION

              None.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         10.01 Credit Agreement dated September 2, 1997 (as amended through Second Amendment dated March 31, 1998)

         10.02 Amended and Restated Credit Agreement dated June 10, 1998 (as amended through First Amendment dated June 30, 1998)

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





                                                 INDUS INTERNATIONAL, INC.
                                                    (Registrant)





Date:  August 14, 1998

                                                 /s/ Robert W. Felton
                                                 -------------------------------
                                                 Robert W. Felton
                                                 Chief Executive Officer





Date:  August 14, 1998
                                                 /s/ Albert J. Wood
                                                 -------------------------------
                                                 Albert J. Wood
                                                 Vice President of Finance and
                                                  Treasurer
                                                  (Principal Financial and
                                                  Accounting Officer)

                                INDEX TO EXHIBITS



                  Exhibit                              Description
                  -------                              -----------
                   11.01     Statement of Computation of Earnings Per Share