Form 10-Q
period 1998-09-30
INDUS INTERNATIONAL INC
filed 1998-11-13
CIK 1041333

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------
                                    Form 10-Q

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1998

                                       or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No___


As of October 31, 1998, Registrant had outstanding 31,277,309 shares of Common Stock, $.001 par value.

===============================================================================

                             TABLE OF CONTENTS
                     Part I: Financial Information


Item  1.   Financial Statements (unaudited)
           Condensed Consolidated Statements of Operations - three and nine months ended September 30, 1998 and 1997
           Condensed Consolidated Balance Sheets - September 30, 1998 and
               December 31, 1997
           Condensed Consolidated Statement of Stockholders' Equity - year ended
               December 31, 1997 and nine months ended September 30, 1998 Condensed Consolidated Statements of Cash Flows - nine months ended
               September 30, 1998 and 1997
           Notes to Condensed Consolidated Financial Statements
Item  2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations

                      Part II: Other Information

Item  1.   Legal Proceedings
Item  2.   Changes in Securities and Use of Proceeds
Item  3.   Defaults Upon Senior Securities
Item  4.   Submission of Matters to a Vote of Security Holders
Item  5.   Other Information
Item  6.   Exhibits and Reports on Form 8-K

           Signatures

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                           INDUS INTERNATIONAL, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands, except per share amounts)
                                 (Unaudited)

                                           Three Months Ended  Nine Months Ended
                                             September 30,       September 30,
                                          ------------------- -------------------
                                            1998      1997      1998      1997
                                          --------- --------- --------- ---------
Revenues:
     Software licensing fees ............  $13,042   $13,601   $38,966   $39,184
     Services and maintenance ...........   37,291    29,612   101,657    91,323
                                          --------- --------- --------- ---------
         Total revenues .................   50,333    43,213   140,623   130,507
Cost of revenues ........................   25,994    19,157    76,997    57,286
                                          --------- --------- --------- ---------
Gross margin ............................   24,339    24,056    63,626    73,221
                                          --------- --------- --------- ---------
Operating expenses:
     Research and development ...........    8,171     6,993    22,266    20,375
     Sales and marketing ................    8,778     7,405    21,417    24,093
     General and administrative .........    4,379     3,173    11,175    11,507
     Merger expenses ....................      --      9,977       --      9,977
     Restructuring charge ...............      --      2,106       --      2,106
                                          --------- --------- --------- ---------
         Total operating expenses .......   21,328    29,654    54,858    68,058
                                          --------- --------- --------- ---------
Income (loss) from operations ...........    3,011    (5,598)    8,768     5,163
Other income (expenses),  net ...........     (206)     (533)     (627)   (1,721)
                                          --------- --------- --------- ---------
Income (loss) before income taxes .......    2,805    (6,131)    8,141     3,442
Provision for income taxes ..............     --      (2,105)     (450)   (6,209)
                                          --------- --------- --------- ---------
Income (loss) before extraordinary item .    2,805    (8,236)    7,691    (2,767)
Extraordinary item ......................      --       (787)      --       (787)
                                          --------- --------- --------- ---------
Net income (loss) ........................  $2,805   ($9,023)   $7,691   ($3,554)
                                          ========= ========= ========= =========

Earnings (loss) per share (basic) .......    $0.09    ($0.31)    $0.25    ($0.13)
                                          ========= ========= ========= =========

Earning (loss) per share (diluted) ......    $0.08    ($0.31)    $0.22    ($0.13)
                                          ========= ========= ========= =========
Shares used in computing earnings (loss)
per share (basic) .......................   30,990    29,432    30,513    28,158
                                          ========= ========= ========= =========
Shares used in computing earnings (loss)
per share (diluted) .....................   34,739    29,432    35,446    28,158
                                          ========= ========= ========= =========

                            See accompanying notes

                            INDUS INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                 (In thousands)
                                  (Unaudited)

                                                       September 30, December 31,
                                                          1998          1997*
                                                       ------------  -----------
                            ASSETS
Current assets:
  Cash and cash equivalents ...........................    $20,895      $11,052
  Marketable securities ...............................      8,576       11,880
  Billed accounts receivable, less allowance of
   $3,229 at September 30, 1998 and $1,974 at
   December 31, 1997 ..................................     55,367       43,574
  Unbilled accounts receivable ........................     32,622       30,349
  Other current assets ................................      7,485        5,773
                                                       ------------  -----------
Total current assets ..................................    124,945      102,628
Marketable securities - noncurrent ....................     --            4,818
Property and equipment, net ...........................     16,086       16,570
Investments ...........................................     11,727       12,119
Other assets ..........................................        994          590
                                                       ------------  -----------
                                                          $153,752     $136,725
                                                       ============  ===========
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Borrowing under line of credit ......................    $26,650      $26,650
  Current portion of obligations under capital leases .        835        2,404
  Accounts payable ....................................     12,454        8,430
  Accrued merger expenses .............................      1,471        1,898
  Other accrued liabilities ...........................     15,210       12,589
  Deferred revenue ....................................     16,642       13,419
                                                       ------------  -----------
Total current liabilities .............................     73,262       65,390
                                                       ------------  -----------

Obligations under capital leases and term loans........        196        1,105

Stockholders' equity:
  Common Stock ........................................         30           29
  Additional capital ..................................    101,487       98,608
  Other ...............................................     (2,226)      (1,719)
  Accumulated deficit .................................    (18,997)     (26,688)
                                                       ------------  -----------
Total stockholders' equity ............................     80,294       70,230
                                                       ------------  -----------
                                                          $153,752     $136,725
                                                       ============  ===========

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

                           INDUS INTERNATIONAL, INC.
          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (In thousands)
                                 (Unaudited)

                                                                                             Total
                                               Common   Additional            Accumulated Stockholders'
                                                Stock     Capital     Other     Deficit      Equity
                                              --------- ----------- --------- ----------- ------------
Balance at December 31,  1996.................     $22     $48,649     ($603)   ($27,402)     $20,666
  Issuance of common stock (1)................     --        6,725       --          --         6,725
  Tax benefit from exercise of stock options..     --        3,479       --          --         3,479
  Capital contribution by a TSW
  shareholder.................................     --        1,717       --          --         1,717
  Reincorporation.............................      (4)          4                                 -
  Redemption of TSW subordinated notes (2)           8      19,937                             19,945
  Exchange of common stock for TSW
  Redeemable preferred stock (3)..............       3      18,097       --          --        18,100
  Other.......................................     --          --     (1,116)        --        (1,116)
  Net income..................................     --          --        --          990          990
  Adjustment for TSW's
       March 1997 quarter profit (4)..........     --          --        --         (276)        (276)
                                              --------- ----------- --------- ----------- ------------
Balance at December 31, 1997                        29      98,608    (1,719)    (26,688)      70,230
  Issuance of common stock (5)................       1       2,585       --          --         2,586
  Tax benefit from exercise of stock
        options...............................     --          294       --          --           294
  Other.......................................     --          --       (507)        --          (507)
  Net income..................................     --          --        --        7,691        7,691
                                              --------- ----------- --------- ----------- ------------
Balance at September 30, 1998                      $30    $101,487   ($2,226)   ($18,997)     $80,294
                                              ========= =========== ========= =========== ============

(1) Includes $4,750 (339,285 shares of common stock at $14.00 per share, issued with $250 in cash to acquire a management consulting firm.
(2) Redemption of TSW subordinated notes and accumulated interest in exchange for 1,235,879 common shares of Indus International, Inc.
(3)  Exchange of 8,049,025 common shares of Indus International,  Inc.
     for redeemable preferred stock of TSW International, Inc. and 53,937 common shares for accumulated dividends.
(4)  Net income of TSW International,  Inc. for the three months ended
     March 31, 1997 ($276) included in both 1996 and 1997 combined operating results, as a result of change in TSW International, Inc.'s fiscal year end.
(5) Amount consists of $2,076 received from the issuance of 805,930 common shares upon exercise of options and $510 received from April 30, 1998 issuance of 73,164 common shares under the Employee Stock Purchase Plan.

                            See accompanying notes

                       INDUS INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                            Nine Months Ended
                                                              September 30,
                                                          ----------------------
                                                             1998        1997
                                                          ----------  ----------
Cash flows from operating activities:
Net income (loss).........................................   $7,691     ($3,554)
Elimination of TSW's net income for the three
  months ended March 31, 1997 ............................      --         (276)
Adjustments  to  reconcile  net  income to net cash
   provided  by  operating activities:
     Depreciation and amortization .......................    5,992       3,775
     Allowance against billed receivables ................    1,255         784
     Amortization of deferred compensation ...............       14          56
     Loss (gain) on sale of fixed assets .................      (24)        315
     Deferred income taxes ...............................     (419)     (3,437)
     Tax benefit from exercise of stock options ..........      294       1,721
     Merger expense resulting from equity transaction.....      --        2,009
     Extraordinary charge to net loss from debt
       extinguishment ....................................      --          787
     Changes in operating assets and liabilities:
          Billed accounts receivable .....................  (13,048)     (7,400)
          Unbilled accounts receivable ...................   (2,273)     (6,002)
          Other current assets ...........................   (1,712)      1,995
          Employee notes receivable ......................     (446)        157
          Other assets ...................................      (47)        231
          Accounts payable ...............................    4,024       4,117
          Accrued merger expense .........................     (427)      7,482
          Other accrued liabilities ......................    3,040      (2,939)
          Deferred revenue ...............................    3,223      (8,203)
          Other ..........................................     (893)        (96)
                                                          ----------  ----------
Net cash provided by (used in) operating activities ......    6,244      (8,478)
                                                          ----------  ----------
Cash flows from investing activities:
Purchase of marketable securities ........................   (8,630)     (3,284)
Sale of marketable securities ............................   16,846       6,200
Investments ..............................................     (578)     (8,289)
Other ....................................................       18       --
Acquisition of property and equipment ....................   (4,163)     (5,072)
                                                          ----------  ----------
Net cash provided by (used in) investing activities ......    3,493     (10,445)
                                                          ----------  ----------
Cash flows from financing activities:
Net drawdown/(repayment) of line of credit ...............      --       10,659
Net drawdown/(repayment) of capital leases/notes payable .   (2,478)     (1,866)
Net proceeds from issuance of common stock ...............    2,585         850
                                                          ----------  ----------
Net cash provided by financing activities ................      107       9,643
                                                          ----------  ----------
Net increase/(decrease) in cash and cash equivalents .....    9,844      (9,280)
Cash and cash equivalents at beginning of period .........   11,052      13,815
                                                          ----------  ----------
Cash and cash equivalents at end of period ...............  $20,896      $4,535
                                                          ==========  ==========
Supplemental disclosures of cash flow information:
Interest paid ............................................     $818      $2,004
                                                          ==========  ==========
Income taxes paid ........................................     $689      $4,755
                                                          ==========  ==========
Supplemental schedule of noncash financing activities:
Issuance of common stock in exchange for TSW
   subordinated notes and redeemable preferred stock......      --      $38,034
                                                          ==========  ==========
Issuance of common stock as part consideration
  for purchase of Prism ..................................      --       $4,750
                                                          ==========  ==========

                          See accompanying notes.

INDUS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.      Significant Accounting Policies

        Interim Financial Statements

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the Company's 1997 Annual Report on Form 10K filed March 31, 1998.

        Merger of The Indus Group, Inc. and TSW International, Inc.

        The Indus Group, Inc., a California corporation entered into an agreement and plan of merger and reorganization on June 5, 1997 with TSW International, Inc., a Georgia corporation, pursuant to which The Indus Group, Inc. and TSW International, Inc. each became subsidiaries of a new Delaware corporation named Indus International, Inc. (the "Company" or the "Combined Company"). The transaction was accounted for as a pooling-of-interests for financial reporting purposes and structured to qualify as a tax-free reorganization . The stockholders of each of The Indus Group, Inc. and TSW International, Inc approved the transaction, and the merger was effective August 25, 1997.

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

        The Company presently classifies all marketable securities as available-for-sale investments and carries them at fair market value. Marketable securities represent certificates of deposit and commercial paper. Marketable securities classified as short-term represent certificates of deposit and corporate notes maturing no later than March 1999.

        Unrealized holding gains and losses, net of taxes, are carried as a component of shareholders' equity.

        Revenue Recognition

        Effective in the quarter ended September 30, 1997, Indus International, Inc. has reported applicable new license fees on standard software products not requiring substantial modification or customization as earned revenue upon shipment to customers. Previously, because substantial modification and customization of software products was expected by customers, The Indus Group, Inc. had deferred the applicable license fees initially and recognized those fees as earned over the period of modification, customization and other installation services. TSW International, Inc. which had not been required to perform substantial customization services, consistently recognized the applicable portion of license fees as earned upon shipment of standard software products to customers.

2.      Issuance of Common Stock

        Employee Stock Purchase Plan

        The Company received $509,953 from the issuance of 73,164 shares of Common Stock on April 30, 1998 under the 1995 Employee Stock Purchase Plan.

        Exercise of Stock Options

        During the nine months ended September 30, 1998, Indus
International, Inc. received $2,076,431 from the issuance of 1,116,827 shares of common stock upon exercise of options under its various stock option plans.

3.       Earnings/(loss) Per Share

         Earnings/(loss) per share (Basic) is computed using net income/(loss) and the weighted average number of common shares outstanding during each period. Earnings per share (Diluted) is computed using net income and the weighted average number of common and diluted common equivalent shares outstanding during each period in which there is net income. The computation of number of shares used in these computations for the three month and nine month periods ended September 30, 1998 and 1997 is as follows (in thousands):

                                           Three Months Ended  Nine Months Ended
                                             September 30,       September 30,
                                          ------------------- -------------------
                                            1998      1997      1998      1997
                                          --------- --------- --------- ---------
Weighted average outstanding - used
  for basic ..............................  30,990    29,432    30,513    28,158

Options value using treasury stock
  method .................................   1,703        --     2,396        --

Dilutive effect-Warrants (assumed
  from former TSW International, Inc.) ...   2,046        --     2,537        --

                                          --------- --------- --------- ---------
Weighted average outstanding and dilutive
  equivalents - used for dilutive ........  34,739    29,432    35,446    28,158
                                          ========= ========= ========= =========

4. Income Taxes

As a result of the merger of TSW International, Inc., Indus International, Inc. inherited net operating loss carryovers of approximately $18.7 million, or approximately $7.5 million in potential tax benefits. Benefits of 1.3 million were recognized through December 31, 1997. In the nine months ended September 30, 1998, benefits of approximately $2.8 million were recognized, reducing the provision for federal and state income taxes in that period.

5. Recent Accounting Pronouncements

Effective January 1, 1998, the Company adopted Financial Accounting
Standards Board's Statement of Financial Accounting Standard No. 130 (Statement 130), "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income.
Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

In the first nine months of 1998 and 1997, total comprehensive income /(loss) amounted to $7.2 million and $3.7 million, respectively.

Effective January 1, 1998, the Company adopted Financial
Accounting Standards Board's Statement of Financial Accounting Standard No. 131 (Statement 131), "Disclosures about Segments of an Enterprise
and Related Information."   Statement 131 superseded Statement 14,
Financial Reporting for Segments of a Business enterprise. Statement 131 establishes standards for the way that public business enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of Statement 131 had no impact on the Company's results of operations, financial position or disclosure of segment information at September 30, 1998.

AICPA Accounting Standards Executive Committee Statement of
Position 97-2, Software Revenue Recognition, (SOP 97-2), which contains new rules for timing of recognition of software company revenues, particularly as to license fee revenues where there are multiple elements to be delivered under a contract or arrangement with a customer, became effective for transactions beginning in 1998.
Management believes the Company's current policy and its practices
conform to the rules in this new accounting pronouncement.   Under the
Company's current policy, license fees on standard software products not requiring substantial modification and customization are recognized as revenue upon shipment to customers. Management also believes that industry practice among software companies generally in applying the new rules is evolving and that both the rules and their application to specific situations may change in the future.

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

The Company has experienced, and may in the future experience, significant fluctuations in quarterly revenues and operating results. The Company's revenues and operating results in general, and in particular its revenues from new licenses, are relatively difficult to forecast for a number of reasons, including (i) the relatively long sales cycles for the Company's products, (ii) the variable size and timing of individual license transactions, (iii) changes in demand for the Company's products and services, (iv) competitive conditions in the industry, (v) changes in customer budgets, (vi) the timing of the introduction of new products or product enhancements by the Company or its competitors, (vii) the Company's success in and costs associated with developing and introducing new products, (viii) product life cycles, (ix) changes in the proportion of revenues attributable to license fees versus services, (x) the percentage of license fees attributable to third party software; (xi) changes in the level of operating expenses, (xii) delay or deferral of customer implementations of the Company's software, (xiii) software defects and other product quality problems, (xiv) effect of AICPA Statement of Position 97-2 on Company's revenue recognition and (xv) other economic conditions generally or in specific process industry segments. Further, the purchase of the Company's products generally involves a significant commitment of capital, with the attendant delays frequently associated with large capital expenditures and authorization procedures within large organizations. For these and other reasons, the sales cycles for the Company's products are typically lengthy and subject to a number of significant risks over which the Company has little or no control, including customers' budget constraints and internal authorization reviews. In addition, delays in the completion of a product implementation may require that the revenues associated with such implementation be recognized over a longer period than originally anticipated. Such delays in the implementation or execution of orders has caused, and may in the future cause, material fluctuations in the Company's operating results. Similarly, customers may cancel implementation projects at any time without penalty, and such cancellation could have a material adverse effect on the Company's business or results of operations. Because the Company's expenses are relatively fixed, a small variation in the timing of recognition of specific revenues can cause significant variations in operating results from quarter to quarter and may in some future quarter result in losses or have a material adverse effect on the Company's business or results of operations. For a more complete discussion of these factors, refer to the Risk Factors included in the Company's 1997 Annual Report on Form 10K.

Other risks relating to the Company's business as a result of the Merger include: (i) the Combined Company's ability to manage growth; (ii) the utilization by the Company of new distribution channels; and
(iii) risks relating to the successful integration of current and future products and technologies.

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

In March 1997, Indus International, Inc. acquired a 10% interest in TenFold Corporation, a private software company for approximately $8.0 million in cash. Indus International, Inc. will receive a perpetual, unrestricted license for future applications and tools developed with TenFold's technology. In April 1997, Indus International, Inc. acquired Prism Consulting, a private management-consulting firm, for $4.75 million in the Company's stock at the then current market value and $250,000 in cash. The Company has not and does not anticipate any material consequences on its results of operations for the calendar year 1998 as a result of these acquisitions.

The following table sets forth for the periods indicated the percentage of total revenues represented by certain line items in the Company's statements of operations:
                            Percent of Total Revenues

                                           Three Months Ended  Nine Months Ended
                                             September 30,       September 30,
                                          ------------------- -------------------
                                            1998      1997      1998      1997
                                          --------- --------- --------- ---------
Revenues:
     Software licensing fees ............     25.9%     31.5%     27.7%     30.0%
     Services and maintenance ...........     74.1%     68.5%     72.3%     70.0%
                                          --------- --------- --------- ---------
         Total revenues .................    100.0%    100.0%    100.0%    100.0%
Cost of revenues ........................     51.6%     44.3%     54.8%     43.9%
                                          --------- --------- --------- ---------
Gross margin ............................     48.4%     55.7%     45.2%     56.1%

Operating expenses:
     Research and development ...........     16.2%     16.2%     15.8%     15.6%
     Sales and marketing ................     17.4%     17.1%     15.2%     18.5%
     General and administrative .........      8.8%      7.4%      8.0%      8.8%
     Merger expenses ....................      --       23.1%      --        7.6%
     Restructuring charge ...............      --        4.9%      --        1.6%
                                          --------- --------- --------- ---------
         Total operating expenses .......     42.4%     68.7%     39.0%     52.1%
                                          --------- --------- --------- ---------
Income (loss) from operations ...........      6.0%    -13.0%      6.2%      4.0%
Other income (expenses),  net ...........      0.4%      1.2%      0.4%      1.4%
                                          --------- --------- --------- ---------
Income (loss) before income taxes .......      5.6%    -14.2%      5.8%      2.6%
Provision for income taxes ..............      0.0%      4.9%      0.3%      4.7%
                                          --------- --------- --------- ---------
Income (loss) before extraordinary item .      5.6%    -19.1%      5.5%     -2.1%
Extraordinary item ......................      --       -1.8%      --       -0.6%
                                          --------- --------- --------- ---------
Net income (loss) ........................     5.6%    -20.9%      5.5%     -2.7%
                                          ========= ========= ========= =========

Revenues. Total revenues increased 16% to $50.3 million in the quarter ended September 1998 from $43.2 million in 1997. In the first nine months of 1998, total revenues increased by 8% to $140.6 million from
$130.5 in 1997.   Revenue from international customers (excluding Canada
and Mexico) accounted for 10% and 14% of revenues for the quarter and nine months ended September 30, 1998, respectively, and 11% and 13% for the quarter and nine months ended September 30, 1997. As most of the Company's contracts are denominated in U.S. dollars, foreign currency fluctuations have not significantly impacted the results of operations.

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

Revenues from licensing fees decreased 4% to $13.0 million in the quarter ended September 30 1998 from $13.6 million in 1997. This decrease in license fees was due to lower than anticipated licensing agreements from new and existing customers. In the first nine months of 1998, license fees decreased by 0.5% to $39.0 million from $39.2 million in 1997.

Revenues from services and maintenance increased by 26% to $37.3 million in the quarter ended September 30, 1998 from $29.6 million in 1997. In the first nine months of 1998, services and maintenance revenues increased 11% to $101.7 million from $91.3 million in 1997. The services and maintenance growth resulted primarily from increases in consulting services generated by new contracts and additional consulting projects of existing customers. Services and maintenance revenue as a percentage of total revenue were 74% and 69% for the three months ended September 30, 1998 and 1997, and 72% and 70% for the nine months ended September 30, 1998 and 1997.

The Company does not believe that the revenue growth experienced in the first nine months of 1998 is necessarily indicative of revenue growth that may occur in future periods.

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

Cost of revenues increased 35% to $26.0 million in the quarter ended September 30, 1998 from $19.2 million in 1997. In the first nine months of 1998, cost of revenues increased by 34% to $77.0 million from $57.3 million in 1997. The 1998 increase in absolute dollars in cost of revenues reflected the additional personnel costs necessary to provide the additional service revenues for the quarter. As a percent of total revenue, cost of revenues was 52% and 44% for the quarters ended September 30, 1998 and 1997, respectively. For the first nine months of 1998 and 1997, the cost of revenues as a percent of total revenue was at 55% and 44%, respectively.

Research and Development (R&D). Research and development expenses consist primarily of: (i) personnel and related costs,
(ii) third party consultant fees directly attributable to the development of new software application products and enhancements to existing products.


Research and development expenses increased 17% to $8.2 million in the quarter ended September 30, 1998 from $7.0 million in 1997. As a percent of total revenues, research and development expenses was 16% in the quarters ended September 30, 1998 and 1997. In the nine months ending September 30, 1998, research and development expenses increased 9% to $22.3 million from $20.4 million in 1997. The Company believes that a significant level of investment in R&D is essential to remain competitive. The amount of R&D in absolute dollars for a particular period may vary depending on the projects in progress.

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

Sales and Marketing. Sales and marketing expenses increased 19% to $8.8 million in the quarter ended September 30, 1998 from $7.4 million in 1997. In the first nine months of 1998, sales and marketing expenses decreased by 11% to $21.4 million from $24.1 million in 1997. As a percentage of total revenue sales and marketing expenses were at 17.4% and 17.1% for the quarters ended September 30, 1998 and 1997 and 15.2% and 18.5% for the first nine months of 1998 and 1997, respectively.
The increase in sales and marketing expenses in absolute dollars is primarily due to the increased commission expense in the quarter ended September 30, 1998 and the company-funded expenses for the 1998 user group conference (EXPO 98).

General and Administrative. General and administrative expenses increased 38% to $4.4 million in the quarter ended September 30, 1998 from $3.2 million in 1997. In the first nine months of 1998, general and administrative expenses decreased by 3% to $11.2 million from $11.5 million in 1997. As a percent of total revenue, general and administrative expenses were 8.0 % and 7.4% for the quarters ended September 30, 1998 and 1997, respectively. For the first nine months of 1998 and 1997, general and administrative expenses as a percentage of total revenue were 8.0% and 8.8%, respectively. General and administrative expenses in absolute dollars increased due to the addition of key management personnel and an increase in the allowance for bad debts.

Provision for Income Taxes. Income tax expense of $450,000 for the nine months ended September 30, 1998. Reflects a $2.8 million tax benefit for utilization of a net operating loss carryovers and other tax credits.
As a result of the merger from the prior year, Indus International, Inc. has domestic net operating loss carryforwards in excess of $18.7 million which will expire in years 2010 through 2012; domestic research and experimental tax credits of approximately $724,000 which expire in years 2010 to 2012; foreign tax credits of approximately $841,000 which expire in years 1998 - 2002, and foreign net operating loss carryforwards of approximately $2.9 million which can be carried forward indefinitely.

Net Income. The increase in the Company's net income to $7.7 million for the nine months ended September 30, 1998 as compared to a net loss of $3.6 million recorded in 1997 resulted primarily from the one time restructuring and merger expense.

Liquidity and Capital Resources

The Company had total assets of $153.8 million and $136.7 million at September 30, 1998 and December 31, 1997, respectively. Historically, the Company has financed its operations primarily through cash provided by operations, borrowings under its line of credit, sales of preferred Stock to a principal shareholder and funds borrowed from principal shareholders. In March 1996, The Indus Group, Inc. received $33.9 million, representing the proceeds (net of underwriting commissions and offering costs) from an initial public offering of 2,500,000 shares of its Common Stock. These proceeds were used to purchase marketable securities and certain cash equivalent instruments. TSW International, Inc. financed its activities prior to the Merger largely through approximately $38.0 million provided by its principal shareholder in exchange for subordinated notes and preferred stock.

As of September 30, 1998, the Company's principal sources of liquidity consisted of approximately $20.9 million in cash and cash equivalents and $8.6 million in marketable securities. The Company has borrowed against a revolving bank line of credit in the amount of $26.7 million, which is secured by all of the Company's accounts receivables. The revolving credit facility expires in July 31, 1999. The revolving credit facility bears an interest rate of the one month LIBOR rate plus 1.50% (6.78% as of September 30, 1998). This facility replaced and eliminated The Indus Group, Inc. and TSW International, Inc. revolving lines of credit, which bore higher interest rates.

In the nine months ended September 30, 1998, cash and cash equivalents increased substantially by $9.8 million. Operating activities provided cash of approximately $6.2 million. Financing activities provided cash of approximately $107,000.

Cash requirements are expected to continue to increase in order to fund:
(i) personnel and salary costs, (ii) research and development costs,
(iii) investment in additional technical equipment, and (iv) reductions in outstanding borrowings, and (v) working capital requirements.
The Company presently anticipates additional capital expenditures for the remainder of 1998 of approximately $2.0 million, primarily for equipment and furniture.

In addition to its line of credit, the Company's principal commitments at September 30, 1998 consisted of obligations under operating leases for facilities and computer equipment.

The Company believes that its existing cash and marketable securities, together with anticipated cash flow from operations and available bank borrowings, will be sufficient to meet its cash requirements during the next 12 months. The foregoing statement regarding the Company's expectations for continued liquidity is a forward-looking statement, and actual results may differ materially depending on a variety of factors, including variable operating results or presently unexpected uses of cash, and the ability to negotiate additional credit facilities beyond July 1999.

The Year 2000 Issue and the Nature and Effects of the Year
2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. To date, the Company has not yet fully completed its assessment of all systems that could be significantly affected by the Year 2000. The completed assessment could indicate that most of the Company's significant information technology systems will be affected, particularly the general ledger, project accounting and billing systems. In addition, the Company is in the process of gathering information about the Year 2000 compliance status of its significant suppliers and subcontractors and will continue to monitor their compliance.

Status of Progress in Becoming Year 2000 Compatible

The Company has a formal Year 2000 Program focusing on four key areas: 1) Information Technology, addressing internal software and business systems; 2) the Company's Products; 3)
Third Party, addressing the preparedness of non-IT suppliers; 4) the Company's Facilities.

For each readiness area, based on a phased approach, the Company is performing a worldwide risk assessment, remediating and conducting testing, implementing solutions, and communicating with employees, suppliers and customers to raise awareness of the Year 2000 problem.

Information Technology Program: The Company is conducting an assessment of internal applications and computer hardware. The program addresses not only the supplier's year 2000 product integrity but also assesses the supplier's ability to provide product and services.

Hardware assessment includes workstations, servers, telecommunication equipment and other items. The assessment is 50% complete and is due for completion at the end of March 1999. For its information technology exposures, to date the Company is 15% complete on the remediation phase for systems and products with significant Year 2000 risk and expects to complete reprogramming and replacement by June 31, 1999. These phases run concurrently for different systems. To date, the Company has completed approximately 15% of its testing and has implemented approximately 15% of its remediated systems. Completion of the testing phase for all significant systems is expected by June 30, 1999, with all remediated systems fully tested and implemented by September 30, 1999.

Product Readiness Program: This program focuses on identifying and resolving the Year 2000 issues existing in the Company's currently supported products. It encompasses a number of activities including product testing, evaluation, product engineering and quality assurance. The program began in 1998 and work will continue through 1999.

Third Party Program: The Company is querying its significant suppliers and subcontractors that do not share information systems with the Company (external agents Testing and implementation are scheduled for June 1999 completion. To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources.
However, the Company has no means of ensuring that external agents will be Year 2000 ready. There may be certain third parties, such as utilities, telecommunication companies or material vendors where alternate arrangements or sources are limited or unavailable.
The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable


Indus Facilities Program: The Company is conducting an assessment of all the Indus Facilities and facility suppliers worldwide. The assessment is approximately 15% complete. The expected completion date for surveying the facilities and facility suppliers is January 1999. Remediation is approximately 10% complete. Testing and implementation of affected equipment is expected to be 90% complete by July 1999.


Contingency Plans
The Company currently has no contingency plans in place in
the event it does not complete all phases of the Year 2000
program.  The Company plans to evaluate the status of
completion in January 1999 and determine whether such a plan
is necessary.   There can be no assurance that the company will be
able to develop a contingency plan that will adequately address issues that may arise in the year 2000. Failure by the company to develop and implement, if necessary, an appropriate contingency plan could have a material impact on the operations of the company.

Costs
The Company will utilize both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is currently estimated at $1.0 to $3.0 million and will be funded through operating cash flows. To date, the Company has incurred approximately $0.75 million, related to all phases of the Year 2000 project. The majority of the total costs will be incurred during the next four quarters. The Company is continuing its assessment and refining its cost estimates.
There can be no assurance, however that there will not be a delay in, or increased costs associated with the programs described in this section.

Summary
Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases, the Company may have difficulty in processing customer invoices or payments. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        There are no pending legal proceedings to which the Company is a party or of which any of its property is subject.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

        Report of Sales of Securities and Use of Proceeds Therefrom
        (Form SR)

        Aggregate offering price                             $37,500,000
        Expenses incurred in connection with offering          3,636,236
        Net offering proceeds to issuer                      $33,863,764
        Purchase of equipment                                    750,000
        Income taxes                                           3,841,421
        Working capital                                        3,300,000
        Temporary investment                                 $25,972,343

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.

27.01   Financial Data Schedule


(b)     Reports on Forms 8-K.

Form 8K reporting Item 5 (dated August 31, 1998) was filed
September 15, 1998

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                                      INDUS INTERNATIONAL, INC.
                                                                  (Registrant)




Date:  November 12, 1998
/s/ Robert W. Felton
                                                        Robert W. Felton
                                                        Chief Executive Officer





Date:  November 12, 1998
/s/ Albert J. Wood
                                                        Albert J. Wood
                                                      Vice President of Finance
                                                          and Treasurer
                                                      (Principal Financial and
                                                          Accounting Officer)