Form 10-K405
period 1998-12-31
INDUS INTERNATIONAL INC
filed 1999-03-29
CIK 1041333

================================================================================

--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Year Ended December 31, 1998, or


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 10, 1999 as reported on the Nasdaq National Market, was approximately $42,177,854. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may by deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant's Common Stock, $.001 par value was 31,774,206 at March 10, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant's 1999 Annual Meeting of Stock-holders to be held May 4, 1999 are incorporated by reference in Part III hereof, to the extent stated herein.

--------------------------------------------------------------------------------

================================================================================

                              TABLE OF CONTENTS




PART I
   ITEM 1.  DESCRIPTION OF BUSINESS
   ITEM 2.  PROPERTIES
   ITEM 3.  LEGAL PROCEEDINGS
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II
   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS
   ITEM 6.  SELECTED FINANCIAL INFORMATION
   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

PART III
   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
   ITEM 11.  EXECUTIVE COMPENSATION
   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PART IV
   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

SIGNATURES

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

        Indus International, Inc. ("the Company") develops, markets, implements and supports enterprise asset management software and service solutions for capital intensive industries worldwide. Marketed internationally as the Indus Solution Series, the offering consists of business application systems and industry best practice service packages which support such functional areas as: Asset & Work Management Systems, Materials & Procurement Systems, Safety & Compliance Systems, and Financial Integration products. Indus Solutions are designed to interoperate with popular third-party applications that provide best business practices function to its customers. Through strategic alliances, the Company works with Oracle Corporation ("Oracle"), PeopleSoft, Inc. ("PeopleSoft"), and certain industry-specific vendors to create a software series that provides seamless interoperability with corporate and financial applications, expert systems, and certain industry specific systems to provide complete enterprise-wide solutions that enable the Company's customers to improve operating efficiencies, reduce costs and comply with governmental regulation. Markets of primary focus for the Company's products include: the energy industry, continuous process industries, industrial manufacturing, and the public sector. Segments within these capital intensive markets include: electric and gas utilities, telecommunications providers, petrochemical refineries, mining and metals manufacturers, forest product producers, consumer packaged goods manufacturers, educational systems, and governmental institutions.

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

        Regionally located in close proximity to customer sites, the Company's professional services organization supports the Indus sales organization. The resulting process provides a high quality information exchange as customers learn how the Indus Solution Series addresses industry-specific requirements. The Company also offers global 7 (days a week) x 24 (hours a day) multilingual customer support. The Company believes this combination of enterprise software, vertically oriented consulting services and worldwide customer support enables customers to increase equipment and production capacity, reduce operating costs, and safeguard the workforce and the environment.

        The Company is a leading provider of systems, products, and services addressing the highly specialized needs of the Enterprise Asset
Management (EAM) market. As of December 31, 1998, the Company products were licensed for use by over 300,000 end users representing 440 customers in 48 countries.

        Indus, Indus Solution Series, IndusWorld, PassPort Software Solutions, ABACUS, ABACUS Toolkit, PORTAL/G, PORTAL/95, PORTAL/97, VIEWPORT, Prism Consulting, Enterprise MPAC, Curator and AssetWare, AssetCare and CareNet are trademarks and servicemarks of the Company. All other brand names or trademarks are the property of their respective holders.

        The Indus Group, Inc., a California corporation entered into an Agreement and Plan of Merger and Reorganization (the "Merger") on June 5, 1997 with TSW International, Inc., a Georgia corporation, pursuant to which The Indus Group, Inc. and TSW International, Inc. each became subsidiaries of a new Delaware corporation named Indus International, Inc. ("the Company") which was formed for the purpose of the transactions contemplated under the Merger. The transaction was accounted for as a pooling of interests for financial reporting purposes and structured to qualify as a tax-free reorganization. The stockholders of each of The Indus Group, Inc. and TSW International, Inc. approved the transaction and the Merger was consummated on August 25, 1997.

        On December 31, 1997, the Company's subsidiaries, The Indus Group, Inc. and TSW International, Inc., each merged with and into the Company (the "Roll-up Merger"). The Company, as the surviving corporation, assumed all obligations of the two subsidiaries, in connection with the Roll-up Merger.

Products and Services

        The Company offers software products and service packages, which incorporate sophisticated EAM methodologies, extensive subject matter expertise and advanced technology designed to interoperate seamlessly with other enterprise business information systems. Marketed as the Indus Solution Series, these business tools support the needs of an organization's core decision makers in the operations and maintenance workforce, inventory management and procurement professionals, safety and compliance engineers, and related disciplines affected by asset care decisions throughout the enterprise. This customer user group is supported by such Indus Software Solutions as: Asset & Work Management Systems, Materials and Procurement Systems, and Safety and Compliance Systems, which seamlessly integrate to third party corporate financial systems from Oracle, PeopleSoft, and other providers. Beyond providing departmental information to affected workgroups throughout the customer organization, EAM techniques employed by the Company integrate process control systems from vendors such as Allen-Bradley and Johnson Controls, optimizing capacity utilization through just-in-time maintenance management practices. The Indus Solution Series reflects EAM best practices, including Reliability Centered Maintenance (RCM), Total Productive Maintenance (TPM), web-based electronic commerce, and handheld mobile units to enable customers to apply Indus Solutions as a means to achieving a strategic and competitive advantage.

        A proprietary implementation methodology and set of data content workbenches round out the service package offering available from the regionally positioned professional services solutions centers throughout the Americas, Europe, Middle East and Africa and Asia Pacific theaters of operation. Marketed as ABACUS tools and implementation methodology, ABACUS enables rapid implementation and configuration of Indus Software Solutions. Workbenches are a set of software tools which support application development, data migration and installation support used by the Company and its customers to develop, install and configure Indus Software Solutions. Integration products are also sold to enable Indus Software Solutions to interoperate with corporate financial, payroll, human resources, geographic information, outage management, and customer information applications systems available, and other industry-specific programs included in the Company's Business Partner Alliance program.

The Indus Software Solutions

        EAM application business systems comprising the Indus Solution Series are designed to reflect the requirements of specific vertical industry function, and the technical architecture traditionally employed in these industries. The resultant transaction engines are designed to support
Indus Solution Series products. Functions within the application product lines have been tailored to encapsulate vertical business processing requirements which are augmented by subject matter expertise and consulting service packages, which uniquely position Indus to deliver a total solution across the enterprise.

Indus Solution Series for Energy and Communications

        Indus Software Solutions for Energy and Telecommunications provide a series of business applications and business process improvement service packages which meet the needs of both integrated electric and gas utilities or standalone utility business units including: nuclear generating stations, non-nuclear steam generating facilities, a utility's energy delivery business including transmission and distribution, and systems designed to manage Department of Energy facilities. The specific needs of communications companies are also addressed in a related offering for these firms.

Specific packaged solutions in this series include:

        Indus Solution Series for Nuclear Power Generation
        Indus Solution Series for Conventional Power Generation
        Indus Solution Series for Energy Delivery
        Indus Solution Series for Department of Energy
        Indus Solution Series for Telecommunications

Indus Solution Series for Integrated Manufacturing

        Indus Software Solutions for Integrated Manufacturing provide a set of business applications, which meet the needs of capital-intensive industrial manufacturing businesses seeking a competitive advantage through the application of technology. Business applications and subject matter expertise in the areas of delivering advanced enterprise asset management strategies across the enterprise have been packaged to meet the needs of specific vertical industries in the series.

Specific packaged solutions in this series include:

        Indus Solution Series for Oil,Gas & Chemical
        Indus Solution Series for Metals & Mining
        Indus Solution Series for Pulp & Paper
        Indus Solution Series for Consumer Packaged Goods

Indus Solution Series for Public Sector

        Indus Software Solutions for Public Sector provide a set of business applications which meet the needs of municipalities, public works departments, school districts, universities, and other entities that require robust enterprise and facilities management software to help attract private funds, upgrade infrastructures, and provide services where required.

Specific packaged solutions in this series include:

        Indus Solution Series for Municipalities
        Indus Solution Series for Higher Education

Product Architecture and Development Strategy for Indus Products

        Commercial Off-the-shelf Technology. The Company utilizes industry-standard tools and technologies to develop its products, enabling
Software Solutions comprising this series to evolve along with rapidly emerging standards and best business practices. The Company's Products are largely platform independent, running on industry-standard UNIX and Windows NT servers including the IBM RS/6000, HP 9000, Sun SPARCstation and Intel-based systems. The Company's architecture utilizes the functionality of both Oracle and IBM's DB2 databases with both text-
based and graphical user interfaces.   Commencing with its latest
product releases, the Company provides versions of its client products on the Internet, for both E-Commerce (Extranet) and internal (Intranet) applications. The Company's "next generation" clients also support a Windows Explorer navigational ability, which can be accessed from the native product client as well as the Internet. The Company is also the first EAM vendor to provide a suite of Mobile Computing modules to support critical field and warehouse business practices.

        Partitioned Application Architecture. The layers of the Company's application architecture-the user interface, business logic, data storage, workflow and browser interface-are interoperable but not interdependent and support an n-tier environment. For example, changes to the database layer are not dependent on the user interface. The partitioning built into the Company components minimize the Company's dependence on third-party vendors and efficiently utilizes desktop computers, "thin clients," servers and networks. The Company believes this architecture reduces its exposure to the risks of technology or market shifts that require changes in one or more of the layers, and enables rapid exploitation of technology advances.

        Object-oriented Design and Third-party Interoperability. The Company develops its products through an object-oriented design and development methodology by which software "objects" (i.e., collections of properties and methods) are used as building blocks to model real-world business processes. Further, the Company's architecture is designed to be an open system with Application Program Interfaces ("APIs") that enable easy interoperability and extension at the application level. The APIs are available to third party developers to facilitate the integration of Indus Software Solutions with other client/server applications. The Company believes object-oriented development has several benefits including software reusability, which results in decreased development expense and improved software quality, and component management, which allows customers to implement and upgrade subsets of the application.

        Flexible Network Technology. The Company's applications can be installed in a network configuration to enable customers to take full advantage of client/server technology with low cost and low maintenance "thin clients." Network-centric implementation is attractive to clients concerned about the acquisition and systems management expense associated with personal computers. The efficient network architecture inherent in its Indus products is particularly important to clients with low-bandwidth networks, prevalent in developing markets, which require the minimization of network traffic to support advanced client/server applications.

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

        ABACUS software tools use a time-sensitive and track-oriented approach to help customers and the Company's business experts, technical specialists and training professionals implement the Company's applications. In addition to interactively identifying implementation procedures, ABACUS contains over 575 "best practice" examples of how such procedures were performed by other process industry companies, drawn from the Company's extensive experience in implementing enterprise asset management software solutions. The Company currently licenses ABACUS software tools in conjunction with Indus Software Solutions which includes the use of the ABACUS ToolKit, a version of the ABACUS software that allows customers to tailor their internal project goals and objectives with other corporate initiatives, modify implementation plans and associated deliverables, supporting specific project/progress reporting, etc. Versions of ABACUS products have been created to effectively address the Company's entire product suite, as well as implementation requirements and best practice selections of interest to specific vertical industries.

A critical component of the ABACUS implementation is the partnership between the software provider (the Company) and the customer. At the outset of the project, the Company assigns a Project Manager or Account Executive to help ensure a successful, on-schedule implementation. Throughout the implementation process, the Company's/Customer's team defines and then executes a customer-specific, yet time-proven, implementation process that focuses heavily on critical Business Process Improvement (BPI) and Return on Investment (ROI) processes to drive current and future customer success. The Company has also developed alliances with several of the "big five" firms as well as smaller third party implementers and providers. This ensures that customers with specific requirements can leverage the value-added services of these firms when implementing the Indus Solution Series.

Indus Solution Series Workbenches

        A series of best practice workbenches assist information engineers in the development of business application systems and post-development implementation support. These workbenches include programming tools, data services workbenches for data load and system interface exercises, data migration tools, and archiving mechanisms. These productivity tools help the Company demonstrate rapid development of high quality, highly functional applications on predictable schedules and within established budgets. The Company also leverages critical third party components, such as RDBMS, Network, and Operating system tools, to help customers manage their software both during implementation and production.

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

        To help track and coordinate customer support and service requirements, the Company has employed a service product marketed as CareNet. This customer care system, used throughout the global support organization, provides the customer support team with a consistent approach towards an interactive help desk, warranty support, and post-implementation services which are widely used by its customers. Experienced product specialists who have direct access to product development teams and technology specialists' staff the help desk. A computerized system is used to log, track, close, and analyze all customer calls.

        Indus Education Services and Products, the Company's training division, designs, manages, and implements comprehensive education and training solutions for its user community. The Company's training and technical professionals provide instructional design and courseware development services, training coordination support, train-the-trainer and end-user programs, and technical training for customer installations worldwide. In addition, the Company has developed a comprehensive set of training courseware to educate and train customers and internal staff. Subjects covered by the courseware range from application product basics to conducting business process reviews. Open enrollment training courses are provided at the Company's training centers in San Francisco, Atlanta, Dallas, Pittsburgh, and internationally in London, Paris and Brisbane. In addition, training is also provided at customer sites at the customer's option. The Company also provides computer-based and web-based training modules to provide additional value to customers who desire these training needs. Finally, the Indus Solution Series product online help and wizards, including its CoPilot tool, help to guide the new user through standard work processes by providing context-sensitive assistance and pop-up screens.

Customers

        The Company provides enterprise management software solutions to large process industry customers primarily in the energy industry, continuous process industries, industrial manufacturing and the public sector. Segments within these capital-intensive markets include: electric and gas utilities, telecommunications providers, petrochemical refineries, mining and metals, forest products producers, consumer packaged goods manufacturers, educational systems, and governmental institutions.

        As of December 31, 1998, the Company products were licensed for use by over 300,000 end-users representing 440 customers in 48 countries.
No single customer accounted for 10% or more of the Company's total revenues in 1997 or 1998.

Sales and Marketing

        The corporate marketing function is organized into vertical business areas, which comprise capital intensive facilities and process industries targeted by the Company. By segmenting the market into vertical business areas, the Company can package and deliver its products and service offerings effectively to the industries it serves.
As discussed in the Indus Solution Series discussion earlier, these markets and subsectors consist of the following:


Energy/Communications
-------------------------------
Nuclear power generation
Conventional power generation
Energy delivery
Department of Energy
Telecommunications

Integrated Process Manufacturing
-------------------------------
Oil, Gas, and Chemical
Metals and Mining
Pulp and Paper
CPG

Public Sector
-------------------------------
Municipalities
Higher Education


        The Company markets and sells its products and services in three primary areas of the world: The Americas, with direct sales representatives in the US, Canada, and Argentina; Europe, the Middle East & Africa with direct sales representatives in the UK and France, and Asia-Pacific with direct sales representatives in Australia and the Philippines. In addition to these direct marketing and sales resources, the Company utilizes business partner relationships and channel partner programs directly and indirectly in other parts of the world. As of December 31, 1998, the Company's Sales and Marketing organization consisted of 138 employees. The marketing staff is based at the Company's corporate headquarters in San Francisco, while the sales organization is decentralized throughout the three operational centers.

        The direct sales cycle begins with the generation of a sales lead, or the receipt of a request for proposal from a prospect, which is followed by qualification of the lead, an analysis of the customer's needs, response to a request for proposal, one or more presentations to the customer utilizing the special knowledge of the industry vertical pre-sales staff, customer internal sign-off activities, and contract negotiation and finalization. While the sales cycle varies depending on the customer, the sales cycle generally requires three to nine months.

        In support of its sales force, the Company conducts comprehensive industry-specific vertical marketing programs which include public relations, trade advertising, industry seminars, trade shows and ongoing customer communication programs through IndusWorld, the Company's international user group. In addition, the Company's Account Manager Program provides regional support and specialized attention for each of its customers. Account Managers assist in implementing licensed applications over multi-year engagements, promote licensing of additional applications, and encourage existing customers to identify and help fund new applications.

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

        Indus Service Partners include third-party consultants and system integration firms, which help deliver the services required to implement Indus Software Solutions. These recognized firms add specialty knowledge to assist in training and reengineering services, help provide staff leveling and supply peak load project resources to the regional operators. These resources assist in the delivery of ABACUS services on an as-needed basis. Domestically, implementation partners include:
Arthur Andersen, PriceWaterhouseCoopers, Computer Science Corporation, Deloitte & Touche Consulting Group, Solbourne Group, Cimcorp, and The Application Group. International implementation partners include
Enidata, Euriware, Gulf Data International, Innova, Maxon Engineering Services, Inc., Eagle Technologies, SGA Integrators and PosData.

        Indus Series Platform Partners are computer hardware providers and operating system software providers that help the Company remain technologically current with evolving releases of software and hardware upgrades. Cooperative marketing, joint trade show participation, and vendor fair participation at the the CompanyWORLD EXPO Annual Conference of the User Group are extended to this cooperative group of vendors. The Company participates in the Hewlett-Packard Channel Program, Digital Equipment's Business Partner Program, the IBM Business Partner Program, Sun MicroSystems Alliance Program, as well as Microsoft's Solution Provider Program and Oracle's Cooperative Applications Initiative.

        The Indus Extension Program is comprised of third party vendors offering products, which provide value-added product extensions or specialty services, taking Indus Solution Series data beyond the specified scope of the Company's application systems. Both specialty hardware and specialty point solution software vendors are recognized in this program which include offerings from: Harbinger Corporation (Acquion, Inc.), Commerce One, Inc., Dolphin Software, DEI Group, Future Horizons, Identitech, Inc., Intermat, Meridium Corporation, Primavera, Sqribe Technologies Corporation, Tadcom, and Telxon Corporation. For the Energy Delivery Industry, Energy Delivery integration is provided with AM/FM/GIS solutions from Intergraph, SHL Vision and Smallworld Corporation.

Research and Development

        The Company has a dedicated research and development and engineering organization, and regularly releases new products and enhancements to existing products. Research and development efforts are directed at increasing product functionality, improving product performance, and extending the capabilities of the products to interoperate with selected third-party software products available from alliance partners such as Oracle, PeopleSoft and others. These efforts include developing new applications that address new horizontal and vertical functions, which enhances the intellectual property content of the Company's offerings and ensures that the products remain "best-of-class".

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

        There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change; changes in customer requirements, or emerging industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction or marketing of such products and enhancements; or that any new products or enhancement that it may introduce will achieve market acceptance. The inability of the Company, for technological or other reasons, to develop and introduce new products or enhancements in a timely manner in response to changing customer requirements, technological change or emerging industry standards, would have a material adverse effect on the Company's business or results of operations.

        As of December 31, 1998, the Company had 311 employees engaged in research and development. The Company's research and development expenses were approximately $23.3 million, $27.7 million, and $30.4 million in 1996, 1997 and 1998 respectively. Development costs funded by customers as part of license and service contracts are included as part of cost of revenues.

Competition

        The enterprise asset management software solutions market is highly competitive, rapidly changing and significantly affected by new product introductions and other market activities of industry participants. The Company's primary competition stems from companies offering enterprise asset software solutions, vendors offering partial solutions and suppliers of departmental systems (primarily LAN-based). The Company's competitors include SAP, the Company's principal competitor, and other software vendors such as Mincom, PSDI, Marcam, and Datastream. In the future, the Company may face competition from its Alliance Partners. In the electric utility market, the Company faces competition from suppliers of energy delivery point applications, including Severn Trent and Logica.

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

Employees

        As of December 31, 1998, the Company employed 1,037 people, of which 311 were primarily engaged in research and development activities, 494 in post-sales support and customer project operations, 138 in sales and marketing, and 94 in administration and finance. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes that its relationship with its employees is excellent.

        The Company's future success depends, in large part, on the continued service of its key management, sales, product development and operational personnel and on its ability to attract and retain highly qualified employees, including management personnel. There can be no assurance that the Company will be successful in attracting, retaining and motivating key personnel.

Executive Officers

        The executive officers of the Company as of December 31, 1998 were as follows:

     Name of Nominee        Age              Principal Occupation
-------------------------  -----  ------------------------------------------
Robert W. Felton.......      60   Chief Executive Officer and Chairman of the
                                  Board

William J. Grabske ....      56   President and Chief Operating Officer

Kerry P. Lamson .......      47   Senior Vice President of Worldwide Marketing

Philip C. Mezey .......      39   Senior Vice President of Development

Robert A. Pocsik ......      57   Senior Vice President of Human Resources
                                  and Administration

C. Jeffrey Simpson ....      49   Executive Vice President of Worldwide Sales

Albert J. Wood ........      42   Vice President of Finance and Treasurer


----------------

A biography, including the principal occupations for the past five years of each of the executive officers, is provided below. There is no family relationship between any executive officer of the Company.

Mr. Felton is a founder of The Indus Group, Inc. and has been on the Board of Directors since the consummation of the Merger on August 25, 1997. He served as Chairman of the Board until March 17, 1999. He also served as Chief Executive Officer of the Company until December 31, 1998. From 1988 until August 25, 1997, he was the Chairman, President and Chief Executive Officer of The Indus Group, Inc.

        Mr. Grabske was elected as Chief Executive Officer and director of the Company on January 1, 1999. He was also elected as Chairman of the Board of Directors on March 17, 1999. He has served as President since June 15, 1998. From June 15, 1998 until December 31, 1998, he served as Chief Operating Officer of the Company. From September 1995 to June 1998, Mr. Grabske was President of the Utilities Industry at EDS, a technical services company. From August 1990 to August 1995, Mr.
Grabske was Senior Vice President a Managing Director of JWP International, a technical services company.

        Mr. Lamson has served as Senior Vice President of Worldwide Marketing of the Company since May 1998. From March 1996 to April 1998, Mr. Lamson was Vice President of Applications Product Marketing for Oracle Corporation, an information management software company. From January 1993 to March 1996, Mr. Lamson was Director of Electronic Commerce and Integration Products for Systems Software Associates, an enterprise application software company.

        Mr. Mezey has served as Senior Vice President of Development of the Company since July 1998. Prior to July 1998, he was Vice-President of Development of the Company since the consummation of the Merger on August 25, 1997. From January 1991 to August 25, 1997, he was the Vice President of Development of The Indus Group, Inc.

        Mr. Pocsik has served as Senior Vice President of Human Resources and Administration since October 1998. From January 1997 to June 1998, he served as Managing Director of Imcor, an executive development and search firm. From December 1992 to December 1997, he was President and Chief Executive officer of Haden Wegman, an engineering infra-structure firm.

        Mr. Simpson became a consultant to the Chief Executive Officer on January 1, 1999 and left the Company March 1999. Mr. Simpson served as Executive Vice President of Worldwide Sales since May 1998. From July 1996 to May 1998, he invested in and consulted in several startup software companies in Atlanta. Prior to July 1996, he served as Field Vice President of the Communications Industry at Oracle Corporation, an information management software company.

        Mr. Wood has served as Vice President of Finance and Treasurer since December 1997. From September 1996 to September 1997, Mr. Wood was Controller for Prism Solutions, a software and consulting services company. From November 1993 to September 1996, Mr. Wood was Director of Finance/Treasurer and Sales Controller for Pyramid Technology, a computer manufacturing and consulting services company.

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

Volatility of Operating Results

        Fluctuating Operating Results. The Company's operating results have fluctuated in the past, and the Company's results may fluctuate significantly in the future depending on a number of factors, including
(i) the relatively long sales cycles for its products, (ii) the variable size and timing of individual license transactions, (iii) changes in demand for their products and services, (iv) competitive conditions in the industry, (v) changes in customer budgets, (vi) the timing of the introduction of new products or product enhancements by each such company or its competitors, (vii) their success in and costs associated with developing and introducing new products, (viii) product life cycles, (ix) variability in new licenses obtained, (x) changes in the proportion of revenues attributable to license fees versus services,
(xi) changes in the level of operating expenses, (xii) delay or deferral of customer implementations of their software, (xiii) software defects and other product quality problems, and (xiv) other economic conditions generally or in specific process industry segments. Further, the purchase of the Company's products generally involves a significant commitment of capital, with the attendant delays frequently associated with large capital expenditures and authorization procedures within large organizations. For these and other reasons, the sales cycles for the Company's products are typically lengthy and subject to a number of significant risks over which each such company has little or no control, including customers' budget constraints and internal authorization reviews. In addition, delays in the completion of a product implementation may require that the revenues associated with such implementation be recognized over a longer period than originally anticipated. Such delays in the implementation or execution of orders have caused, and may in the future cause, material fluctuations in the Company's operating results. Similarly, customers may cancel implementation projects at any time without penalty, and such cancellations could have a material adverse effect on the Company's business or results of operations. Because the Company's expenses are relatively fixed, a small variation in the timing of recognition of specific revenues can cause significant variations in operating results from quarter to quarter and may in some future quarter result in losses or have a material adverse effect on the Company's business or results of operations.

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

Management of Growth; Dependence on Key Personnel

        The Company's business has grown rapidly in recent periods, with total revenues increasing from $143.0 million in 1996 to $177.0 million in 1997 and $195.5 million in 1998. The growth of the Company's business and expansion of customer base has placed a strain on management and operations. The recent expansion has also resulted in substantial growth in the number of its employees, the scope of its operating and financial systems and the geographic area of its operations, resulting in increased responsibility for management personnel.

        In the future, the Company will be required to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and to expand, train and manage its employee work force. There can be no assurance that the Company will be able to effectively manage such growth. Our failure to do so would have a material adverse effect on its business, operating results and financial condition. Competition for qualified sales, technical and other personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain additional highly qualified employees in the future. If the Company were unable to hire and retain such personnel, particularly those in key positions, its business, operating results and financial condition would be materially adversely affected. The Company's future success also depends in significant part upon the continued service of its key technical, sales and senior management personnel. The loss of the services of one or more of this key employees could have a material adverse effect on its business, operating results and financial condition. Additions of new and departures of existing personnel, particularly in key positions, can be disruptive and have a material adverse effect on the Company's business, operating results and financial condition.

Intense Competition

        The enterprise asset management software solutions business is highly competitive, rapidly changing and significantly affected by new product introductions and other market activities of industry participants. The Company's primary competition stems from companies offering enterprise software solutions, vendors offering partial solutions and suppliers of departmental systems (primarily LAN-based). The Company's competitors include SAP, and other software vendors such as Mincom Corp., Project Software & Development, Inc.and DataStream, Inc., firms that provide software products to electric utilities such as Severn Trent Systems and Synercom, and many other firms. In the future, the Company may also face competition from Oracle, PeopleSoft and SPL WorldGroup B.V., through which it is developing PassBook integration products to provide interoperability with Oracle's corporate financial applications and PeopleSoft's corporate financial, payroll and human resources applications. In addition, the Company faces competition from suppliers of custom-developed business application software that have focused largely on proprietary mainframe- and microcomputer-based systems with highly customized software, such as the systems consulting groups of major accounting firms and systems integrators. The Company also faces competition from systems developed by the internal MIS departments of large organizations.

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

International Operations

         International revenue (from sales outside the United States, Canada and Mexico) accounted for approximately 20%, 14% and 13% of total revenues in 1996, 1997 and 1998, respectively. The Company maintains an operational presence in the United Kingdom and France. In addition, the Company has established sales and support offices in Europe and
Australia; and expects international sales to continue to become a more
significant component of its business.   International expansion may
require the Company to establish additional foreign operations and hire additional personnel. This may require significant management attention and financial resources and could adversely affect the Company's operating margin. To the extent the Company is unable to effect these additions efficiently and in a timely manner, its growth, if any, in international sales will be limited, and its business, operating results and financial condition could be materially and adversely affected.
There can be no assurance that the Company will be able to maintain or increase international market demand for its products.

        The Company's international business will also involve a number of additional risks, including lack of acceptance of localized products, cultural differences in the conduct of business, longer accounts receivable payment cycles, greater difficulty in accounts receivable collection, seasonality due to the slow-down in European business activity during the Company's third fiscal quarter, unexpected changes in regulatory requirements and royalty and withholding taxes that restrict the repatriation of earnings, tariffs and other trade barriers, and the burden of complying with a wide variety of foreign laws. The Company's international sales will be generated primarily through its international sales subsidiaries and indirect sales channel partners and are expected to be denominated in local currency, creating a risk of foreign currency translation gains and losses. To the extent profit is generated or losses are incurred in foreign countries, the Company's effective income tax rate may be materially and adversely affected. In some markets, localization of the Company's products will be essential to achieve market penetration. The Company may incur substantial costs and experience delays in localizing its products, and there can be no assurance that any localized product will ever generate significant revenue. There can be no assurance that any of the factors described herein will not have a material adverse effect on the Company's future international sales and operations and, consequently, its business, operating results and financial condition.

        Recent economic trends, particularly in the Asia-Pacific marketplace, have caused a heightened awareness of the impact this portion of the world's economy can have on the overall economy. As the Asia-Pacific market currently represents almost one-third of the world's buying power and approximately 3% of the Company's revenues are to this region, changes in this area's economic growth rate may impact suppliers of product into that market. While the actual magnitude of the business at risk is unknown, it is likely that capital spending in this market will decrease and thus, the Company's ability to increase revenues in this region may be negatively impacted.

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

Past and Future Acquisitions.

        The Company, as well as its predecessor corporations, The Indus Group, Inc. and TSW International, Inc. has made acquisitions in the past. Acquisitions of companies, divisions of companies or products entail numerous risks, including difficulty in successfully assimilating acquired operations, diversion of management's attention and loss of key employees of acquired companies. In 1997, The Indus Group, Inc. completed two acquisitions. In 1994 and 1995, TSW International, Inc. concluded a total of three acquisitions of companies, divisions of companies or products. The Company may make additional acquisitions in the future. Products acquired by The Indus Group, Inc. and TSW International, Inc. in the past required significant additional development before they could be marketed and some failed to generate any revenue for The Indus Group, Inc. or TSW International, Inc. Any problems related to acquisitions could have a material adverse effect on the Company's business, operating results and financial condition. In addition, future acquisitions by the Company may result in dilutive issuance of equity securities, incurring additional debt, large one-time write-offs and the creation of goodwill or other intangible assets that could result in amortization expense. These factors could have a material adverse effect on the Company's business, operating results and financial condition.

ITEM 2.  PROPERTIES

     Certain information concerning the Company's office space at December 31, 1998 is set forth below:

               Location                          Principal use             Footage   Ownership
--------------------------------------  --------------------------------  ---------  ---------
Domestic Offices:
   Atlanta, GA......................    Regional Headquarters, Research    105,654     Lease
                                        and Development, Sales and
                                        Marketing, Operations
   San Francisco, CA................    Corporate Headquarters, Research    79,513     Lease
                                        and Development, Sales and
                                        Marketing, Operations
   Pittsburgh, PA...................    Regional Operations                 28,261     Lease
   Dallas, TX.......................    Regional Operations                  9,041     Lease
   Lake Oswego, OR..................    Regional Operations                  5,507     Lease
   Malvern, PA......................    Regional Operations                  4,075     Lease
   Other executive offices..........    Sales                                1,975     Lease

International Offices:
   Woking, Surrey, United Kingdom...    Regional Operations                  9,300     Lease
   Brisbane, Australia..............    Regional Operations                  6,695     Lease
   Paris, France.....................   Regional Operations                  6,660     Lease
   Chertsey, Surrey, United Kingdom.    Regional Operations                  5,500     Lease
   Toronto, Canada..................    Regional Operations                  2,180     Lease
   Executive offices in Australia       Sales                                  650     Lease

        In the third and fourth quarter of 1998, the Company entered into additional lease agreements for additional office space, in Canada and San Francisco of 2,180 and 12,835 square feet, respectively. Management is currently and will continue to evaluate additional leased facilities to accommodate the anticipated growth in operations for 1999. The
Company owns substantially all of the equipment used in its facilities.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1998.


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

                                                       High       Low
                                                     --------- ---------
Fiscal 1997:
 First quarter....................................   $ 25-3/4  $ 14
 Second quarter...................................     20-1/4    13-1/2
 Third quarter....................................     19-3/4    15-3/8
 Fourth quarter...................................     17-3/4     6-1/2

Fiscal 1998:
 First quarter....................................   $ 10-1/2  $ 7
 Second quarter...................................     12        8
 Third quarter....................................     11-1/2    4-7/8
 Fourth quarter...................................     7          3

     The Company anticipates that any future earnings will be retained to finance the continuing development of its business. The Company has not declared or paid any cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.

     The number of stockholders of record for the Company's common stock as of March 10, 1999 was 375.


ITEM 6.  SELECTED FINANCIAL INFORMATION

        The following selected financial information of the Company is qualified by reference to and should be read in conjunction with the consolidated financial statements and notes thereto and other financial information included elsewhere herein. During 1997, The Indus Group, Inc. entered into an Agreement and Plan of Merger and Reorganization with TSW International, Inc. The merger was consummated on August 25, 1997 and was accounted for as a pooling of interests. All financial information was restated to reflect the combined operations of The Indus Group, Inc. and TSW International, Inc. The summary consolidated statements of operations data for the years ended December 31, 1996, 1997, and 1998 and summary consolidated balance sheet data as of December 31, 1997 and 1998 are derived from and qualified by reference to the audited financial statements of the Company which are included elsewhere herein. The summary consolidated balance sheet data as of December 31, 1994, 1995 and 1996 and the summary consolidated statement of operations for the years ended December 31, 1994 and 1995 are derived from the audited financial statements of the Company which are not included herein.

                               INDUS INTERNATIONAL, INC.
                         SUMMARY CONSOLIDATED FINANCIAL DATA

                                                                     Years Ended December 31,
                                                     --------------------------------------- ---------
                                                       1994      1995      1996      1997      1998
                                                     --------- --------- --------- --------- ---------
                                                          (in thousands, except per share data)
Statement of operations data:
Revenues:
   Software licensing fees (1) (2) .................  $15,380   $32,816   $43,060   $55,958   $55,546
   Services and maintenance ........................   41,901    67,824    97,515   119,382   138,956
   Other revenue ...................................      824     1,184     2,463     1,694       975
                                                     --------- --------- --------- --------- ---------
     Total revenues ................................   58,105   101,824   143,038   177,034   195,477
Cost of revenues ...................................   27,664    47,872    63,738    78,575   103,517
                                                     --------- --------- --------- --------- ---------
Gross margin .......................................   30,441    53,952    79,300    98,459    91,960
                                                     --------- --------- --------- --------- ---------
Operating expenses:
   Research and  development .......................   19,063    18,151    23,265    27,664    30,372
   Sales and marketing .............................   13,084    19,915    26,523    33,568    31,517
   General and administrative ......................   10,352    12,996    14,951    14,991    15,270
   Compensation charge-stock options (3) ...........      --     18,900       --       --         --
   Merger and restructuring expenses(4) ............      --        --        --     12,083       --
                                                     --------- --------- --------- --------- ---------
     Total operating expenses ......................   42,499    69,962    64,739    88,306    77,159
                                                     --------- --------- --------- --------- ---------
Income (loss) from operations ......................  (12,058)  (16,010)   14,561    10,153    14,801
Other income (expense) net .........................     (783)   (2,112)   (1,887)   (1,968)     (936)
                                                     --------- --------- --------- --------- ---------
Income (loss) before taxes .........................  (12,841)  (18,122)   12,674     8,185    13,865
Provision (benefit) for income taxes ...............   (1,195)      423     6,849     6,408       450
Cumulative effect of deferred income taxes
provided upon conversion by Indus to C
Corporation(5) .....................................      --        --      6,700       --        --
                                                     --------- --------- --------- --------- ---------
Income (loss) before extraordinary item ............  (11,646)  (18,545)     (875)    1,777    13,415
Extraordinary item .................................      --        --        --       (787)      --
                                                     --------- --------- --------- --------- ---------
Net Income (loss) .................................. ($11,646) ($18,545)    ($875)     $990   $13,415
                                                     ========= ========= ========= ========= =========
Pro forma statement of operations as adjusted:
   Income (loss) before income taxes ...............           ($18,122)  $12,674
   Add back portion of compensation charge-stock
   options (3) .....................................             17,900       --
                                                               --------- ---------
   Income (loss) before  income taxes, as adjusted .               (222)   12,674
   Provision for income taxes (federal, state
   and foreign) (5) ................................              5,181     6,849
                                                               --------- ---------
   Pro forma net income (loss) .....................            ($5,403)   $5,825
                                                               ========= =========
Income (loss) per share (computed on pro forma
net income (loss) in 1995 and 1996) - basic (7) ....             ($0.25)    $0.22     $0.03     $0.44
                                                               ========= ========= ========= =========
Shares used in computing per share data ............             22,027    25,976    28,574    30,717
                                                               ========= ========= ========= =========

                                                                          December 31,
                                                     --------------------------------------- ---------
                                                       1994      1995      1996      1997      1998
                                                     --------- --------- --------- --------- ---------
                                                                        (in thousands)
Balance sheet data:
Working capital ..................................       $226     ($291)  $43,064   $37,238   $58,609
Total assets .....................................     39,857    57,734   117,855   136,725   150,785
Short-term debt ..................................      4,496    16,481    16,951    29,054    21,005
Long-term debt ...................................        665     1,222     2,126     1,105       257
Subordinated long-term notes .....................      9,650    16,251    18,065      --        --
TSW redeemable preferred stock ...................     11,100    13,100    18,100      --        --
Total stockholder's equity .......................    (11,846)  (20,473)   20,666    70,230    86,075

(1) Effective in the third quarter of 1997, Indus International, Inc. began to report applicable new license fees on standard software products not requiring substantial modification or customization as earned revenue upon shipment to customers. Previously, because substantial modification and customization of software products was expected by customers, The Indus Group, Inc. had deferred the applicable license fees initially and recognized those fees as earned over the period of modification, customization and other installation services. TSW International, Inc., which had not been required to perform substantial customization services, continued to recognize the applicable portion of license fees as earned upon shipment of standard software products to customers.
(2) TSW International, Inc. began recognizing license fee revenue from EMPAC in the quarter ended December 31, 1995, when EMPAC first became operational at a customer site.
(3) Reflects nonrecurring expense incurred in the third quarter of 1995 in connection with an amendment to The Indus Group, Inc.1992 Stock Option Plan to accelerate the exercisability of outstanding stock options, which had previously been contingent upon the occurrence of certain events. The pro forma adjustment of $17,900,000 is to reduce 1995 compensation expense to the amount related to options granted in 1995 only.
(4) See Note 1 of the Notes to the Consolidated Financial Statements for an explanation of the merger and restructuring expenses.
(5) Prior to January 1, 1996, The Indus Group, Inc. was not subject to federal corporate income taxation because of its election to be taxed under the provisions of Subchapter S of the Code. Pro forma net income for 1995 has been determined by assuming that the Company had been taxed as a C
     Corporation for 1995. Pro forma net income for 1996 reflects the elimination of a nonrecurring charge for the cumulative effect of deferred income taxes incurred in the first quarter of 1996 in connection with the termination of The Indus Group's S Corporation status. See Note 1 to the Consolidated Financial Statements.
(6) There were no material transactions between The Indus Group, Inc. and TSW International, Inc. prior to the consummation of the merger on August 25, 1997.
(7) After $0.03 per share loss from extraordinary item in 1997. Fully diluted per share amounts differ in 1996 ($0.20) and 1998 ($0.38).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements located in the Research and Development, Sales and Marketing, and Liquidity and Capital Resources sections as a result of the factors set forth below, among others.

The Company has experienced, and may in the future experience, significant fluctuations in revenues and operating results. The Company's revenues and operating results in general, and in particular its revenues from new licenses, are relatively difficult to forecast for a number of reasons, including:(i) the relatively long sales cycles for the Company's products, (ii) the variable size and timing of individual license transactions, (iii) changes in demand for the Company's products and services, (iv) competitive conditions in the industry, (v) changes in customer budgets, (vi) the timing of the introduction of new products or product enhancements by the Company or its competitors, (vii) the Company's success in and costs associated with developing and introducing new products, (viii) product life cycles, (ix) changes in the proportion of revenues attributable to license fees versus services,
(x) the percentage of license fees attributable to third party software,
(xi) changes in the level of operating expenses, (xii) delay or deferral of customer implementations of the Company's software, (xiii) software defects and other product quality problems, and (xiv) effect of AICPA Statements of Position on the Company's revenue recognition, (xv) other economic conditions generally or in specific industry segments.
Further, the purchase of the Company's products generally involves a significant commitment of capital, with the attendant delays frequently associated with large capital expenditures and authorization procedures within large organizations. For these and other reasons, the sales cycles for the Company's products are typically lengthy and subject to a number of significant risks over which the Company has little or no control, including customers' budget constraints and internal authorization reviews. In addition, delays in the completion of a product implementation may require that the revenues associated with such implementation be recognized over a longer period than originally anticipated. Such delays in the implementation or execution of orders have caused, and may in the future cause, material fluctuations in the Company's operating results. Similarly, customers may cancel implementation projects at any time without penalty, and such cancellation could have a material adverse effect on the Company's business or results of operations. Because the Company's expenses are relatively fixed, a small variation in the timing of recognition of specific revenues can cause significant variations in operating results and may in some future period result in losses or have a material adverse effect on the Company's business or results of operations.

RESULTS OF OPERATIONS

Overview

Business. Indus International, Inc. (the "Company" or "Indus") develops, markets, and supports a proprietary line of enterprise asset management software and implementation services. The Company serves as an agent of change for its customers, who seek to improve their return on investment and efficiencies in core business functions in the utilities and energy industry, process, discreet and consumer packaged goods companies, as well as educational, municipal and transportation authorities worldwide.

Merger. The Indus Group, Inc. entered into an agreement and plan of merger and reorganization on June 5, 1997 with TSW International, Inc., a Georgia corporation(the "Merger), pursuant to which The Indus Group, Inc. and TSW International, Inc. each became subsidiaries of a new Delaware corporation named Indus International, Inc.. On December 31, 1997, the Company's subsidiaries, The Indus Group, Inc. and TSW International, Inc., each merged with and into the Company. The Company, as the surviving corporation, assumed all obligations of the two subsidiaries. The Merger was consummated on August 25, 1997, as a tax-free reorganization pursuant to the provisions of Section 368 of the Internal Revenue Code of 1986, and has been accounted for as a pooling of interests. See Note 1 to the Consolidated Financial Statements

Other risks relating to the Company's business as a result of the Merger include: (i) the Combined Company's ability to manage growth; (ii) the utilization by the Company of new distribution channels; and (iii) risks relating to the successful integration of current and future products and technologies.

The Company derives its revenues primarily from software licenses, implementation and training services and maintenance fees. While the Company has derived a significant portion of its revenues from electric utilities to date, it also derives revenues from customers such as the oil and gas companies, petrochemical companies, manufacturers, hospitals, educational systems, governments, transportation authorities and steel and forest product companies.

The Company provides its software to customers under contracts, which provide for software license fees and system implementation services. Revenues from software license fees, which typically have ranged from approximately $100,000 to $5 million for initial software license fees, are recognized as earned revenue in accordance with AICPA Statement of Position 97-2, Software Revenue Recognition, when persuasive evidence of arrangement exists, delivery has occurred, the license fee is fixed and determinable and collection of the resulting receivable is deemed probable. Effective in the three months ended September 30, 1997, The Indus Group, Inc., began to report applicable new license fees on standard software products not requiring substantial modification or customization as earned revenue upon shipment to customers. Previously, because substantial modification and customization of software products was expected by customers, The Indus Group, Inc. had deferred the applicable license fees initially and recognized those fees as earned over the period of modification, customization and other installation services. TSW International, Inc. had always recognized license fees upon shipment of product. Revenues from system implementation services, which typically are time and material-based, are recognized as direct contract costs are incurred, and typically range from one to three times the license fees.

Revenues depend in part on revenues from the closing of new contracts during the year. Maintenance and support services, for which the Company typically charges 15-18% of the original license fee per year, are subject to separate contracts whereby revenue is recognized ratably over the contract period.

In March 1997, Indus International, Inc. acquired a 10% interest in TenFold Corporation, a private software company for approximately $8 million in cash. The Indus Group, Inc. received a perpetual, unrestricted license for future applications and tools developed with TenFold's technology. In April 1997, The Indus Group, Inc. acquired Prism Consulting, Inc. a private management-consulting firm, for $4.75 million of The Indus Group, Inc.'s stock at the then current market value and $250,000 in cash. Substantially all of the purchase cost was allocated to intangible assets and is included in investments and intangible assets. In September 1998, the Company purchased the right, title and interest to the intellectual property related to radiological recording and tracking software called Total Exposure for $469,000. The $469,000 acquisition cost is being amortized over a two and a half-year period.

The Company has in the past and may in the future acquire complementary products or businesses. Risks associated with such transactions include difficulty in retaining and assimilating the personnel of the combined companies, difficulty in integrating the operations of the combined companies, disruption of the company's ongoing business, expenses associated with completing the transaction and amortizing acquired intangible assets, and dilution of existing equity holders. There can be no assurance that such transactions will not materially adversely affect Indus' business, financial condition or operating results.

Operating Results

The following table sets forth for the periods indicated the percentage of total revenues represented by certain line items in the Company's statements of operations:

                                                 Percentages of Total Revenues
                                                  Years Ended December 31,
                                               --------------------------------
Statement of Operations Data:                     1996       1997       1998
                                               ---------- ---------- ----------
Revenues:
   Software licensing fees ...................      30.1%      31.6%      28.4%
   Services, and maintenance and other .......      69.9%      68.4%      71.6%
                                               ---------- ---------- ----------
     Total revenues ..........................     100.0%     100.0%     100.0%
Cost of revenues .............................      44.6%      44.4%      53.0%
                                               ---------- ---------- ----------
Gross margin .................................      55.4%      55.6%      47.0%
                                               ---------- ---------- ----------
Operating expenses:
   Research and development ..................      16.3%      15.6%      15.5%
   Sales and marketing .......................      18.5%      19.0%      16.1%
   General and administrative ................      10.4%       8.5%       7.8%
   Merger and restructuring expenses .........      --          6.8%      --
                                               ---------- ---------- ----------
     Total operating expenses ................      45.2%      49.9%      39.4%
                                               ---------- ---------- ----------
Income (loss) from operations ................      10.2%       5.7%       7.6%
Other income (expense) net ...................      -1.3%      -1.1%      -0.5%
                                               ---------- ---------- ----------
Income (loss) before income taxes ............       8.9%       4.6%       7.1%
Provision for income taxes ...................       4.8%       3.6%       0.2%
Cumulative effect of deferred income taxes
provided upon conversion by The Indus Group,
Inc. to a C Corporation ......................       4.7%      --         --
                                               ---------- ---------- ----------
Income (loss) before extraordinary item ......      -0.6%       1.0%       6.9%
Extraordinary item ...........................      --         -0.4%      --
                                               ---------- ---------- ----------
Net income (loss) ............................      -0.6%       0.6%       6.9%
                                               ========== ========== ==========
Pro forma statement of operations as adjusted:
   Income (loss) before income taxes .........       8.9%
   Provision for income taxes (federal, state
   and foreign) ..............................       4.8%
                                               ----------
   Pro forma net income (loss) ...............       4.1%
                                               ==========


Revenues. The Company's revenues are derived from software licensing fees and from services, which include implementation and training services coupled with maintenance fees. Total revenues increased 23.8% from $143.0 million in 1996 to $177.0 million in 1997, and 10.4% to $195.5 million in 1998. The increase in total revenue is largely attributable to the growth in services revenue, which was partially offset by a decrease in license fees, due to lower than anticipated licensing agreements with new and existing customers in 1998. The overall annual growth in services and maintenance revenue results from the high level of services required to fulfill the implementation needs of the customers. Revenue from international customers (from sales outside the United States, Canada and Mexico) accounted for 20%, 14% and 13% of revenues for the years ending December 31, 1996, 1997, and 1998, respectively. As most of the Company's existing contracts are denominated in U.S. dollars, foreign currency fluctuations have not significantly impacted the results of operations.

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

The Company does not believe that the revenue growth experienced in 1998 is necessarily indicative of any revenue growth that may occur in future periods.

Cost of Revenues. Cost of revenues consists primarily of: (i) personnel and related costs for implementation (including account executive personnel), (ii) training and customer support services and (iii) sublicense fees to third parties upon the sale of the Company's product containing such third-party software. Gross margin on license fees is substantially higher than gross margin on service revenue, reflecting the low packaging and production costs of software products and third party software costs compared with the relatively high personnel costs associated with providing implementation, maintenance, consulting and training services.

Cost of revenues increased 23.3% from $63.7 million in 1996 to $78.6 million in 1997 and 31.7% to $103.5 million in 1998. The 1996 increase resulted from the cost of increased services associated with major new license agreements as well as the cost of additional services associated with the expansion of existing projects. The 1997 and 1998 increase in absolute dollars in cost of revenues was due principally to the need for additional personnel to service the Company's customers.

Research and Development (R&D). Research and development expenses consist primarily of: (i) personnel and related costs and, (ii) third party consultant fees directly attributable to the development of new software application products, enhancements to existing products and the porting of Indus' products to different platforms.

Research and development expenses increased 18.9% from $23.3 million in 1996 to $27.7 million in 1997 and 9.8% to $30.4 million in 1998, and represented 16.3%, 15.6%, and 15.5%, respectively, of total revenues in those years. While R&D expenses continue to increase year over year in absolute dollars, they declined slightly as a percentage of total revenue due to the overall increase in revenues. During 1998, the Company invested resources in developing PASSPORT Release 6.1 which was completed by April 1998 and EMPAC Releases 7.6.16, 7.6.17 and 7.7 which were completed by January 1998, April 1998 and August 1998, respectively. The Company believes that a significant level of investment in R&D is essential to remain competitive. Research and development in absolute dollars for a particular period may vary depending on the projects in progress.

Sales and Marketing. Sales and marketing expenses include personnel costs, which include sales commissions involved in the sales and marketing of the Company's products and services and the costs of advertising, public relations and participation in industry conferences and trade shows. Sales and marketing expenses increased 26.6% from $26.5 million in 1996 to $33.6 million in 1997 and decreased 6.1% to $31.5 million in 1998. As a percent of total revenue, sales and marketing expenses were 18.5%, 19.0%, and 16.1% for 1996, 1997, and 1998, respectively. The decrease in sales and marketing expenses in absolute dollars is primarily due to (i) restructuring of the sales force, and
(ii) changes in the mix of the revenue base on which commission expense is generated.

General and Administrative. General and administrative expenses include the costs of finance, human resources and administrative operations. General and administrative expenses were level at $15.0 million in 1996 and 1997, with a 1.9% increase to $15.3 million in 1998. These expenses represented 10.5%, 8.5%, and 7.8% of total revenues in those years. General and administrative expenses in absolute dollars declined as a percentage of total revenues due to the growth in revenue and the relatively fixed nature of some portions of general and administrative expenses. General and administrative expenses are expected to increase in absolute dollars in future years.

Merger and Restructuring. The Company recorded $9.98 million in merger related costs in 1997. This included approximately $6.7 million for transaction fees and professional services, $1.7 million for consulting services incurred by a significant shareholder and $1.6 million for other costs incident to the merger. In addition to the merger-related costs, the Company provided for costs and losses as a result of the restructuring of the Company totaling $2.1 million during 1997. Of the total cost, $0.9 million resulted from excess facilities and $1.2 million from termination costs of excess or redundant employees.

Provision for Income Taxes. Income tax expense of $0.45 million represented federal and state corporate income taxes for the Company, for the year ended December 31, 1998 and reflects a $5.0 million tax benefit for utilization of net operating loss carryovers and other tax credits. As a result of the Merger, Indus International, Inc. has domestic net operating loss carryforwards in excess of $10.2 million which will expire in years 2010 through 2012 if not utilized; domestic research and experimental tax credits of approximately $0.72 million which expire in years 2010 to 2012 if not utilized; domestic and foreign tax credits of approximately $0.84 million which expire in years 1998 through 2002 if not utilized; and foreign net operating loss carryforwards of approximately $2.9 million which can be carried forward indefinitely.

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

Net Income (Loss) The Company's net income was $13.4 million in 1998 compared with net income of $0.99 million recorded in 1997, due primarily to increased revenues in the current year and merger and restructuring expenses incurred in 1997. In 1996 the Company incurred a net loss of $0.875 million due to the effect of the one-time income tax charge associated with the company's conversion to C Corporation status.

Pro Forma Net Income (Loss). For purposes of presenting comparative earnings and calculating per share data, pro forma net income for the year ended December 31, 1996 reflects the elimination of the $6.7 million nonrecurring cumulative deferred income tax charge upon converting from an S Corporation to a C Corporation.

Liquidity and Capital Resources

Indus International, Inc. finances its activities primarily through cash provided by operations and borrowings under its line of credit. Historically, The Indus Group, Inc. has financed its activities primarily through cash provided by operations and borrowings under its line of credit and a public offering of Common Stock. In March 1996, The Indus Group, Inc. received $33.9 million, representing the proceeds (net of underwriting commissions and offering costs) from an initial public offering of 2,500,000 shares of its Common Stock. These proceeds were used to purchase marketable securities (comprised of municipal and U.S. government obligations) and certain cash equivalent instruments. TSW International, Inc. financed its activities prior to the Merger largely through approximately $38.0 million provided by its principal shareholder in exchange for subordinated notes and preferred stock.

Cash provided by (used in) operations was $8.3 million, ($10.6) million and $24.0 million in 1996, 1997 and 1998, respectively. Unbilled accounts receivable decreased substantially in 1998 due to the increased effort and efficiency in the Company's billing process. Investing activities, consisting primarily of the purchase and sale of marketable securities, the acquisitions of investments and intangible assets, and the acquisition of property and equipment, used cash of $35.7 million, $5.2 million, and $5.8 million, in 1996, 1997 and 1998, respectively. Financing activities in 1996 generated cash of $40.9 million primarily from the issuance of redeemable preferred and common stock. Financing activities provided cash of $13.1 million, in 1997 primarily from the drawdown from the Company's lines of credit. Financing activities in 1998 used $5.7 million primarily due to repayments under the Company's lines of credit.

As of December 31, 1998, the Company's principal sources of liquidity consisted of approximately $39.2 million in cash, cash equivalents and marketable securities, and a revolving bank line of credit of $35.0 million, which is secured by all of the Company's accounts receivables. The revolving credit facility expires July 31, 1999. The revolving credit facility bears an interest rate of the one month LIBOR rate plus 1.25% (6.74% as of December 31, 1998). Approximately $19.7 million had been drawn down under this line of credit at December 31, 1998.

Cash requirements are expected to continue to increase in order to fund:
(i) personnel and salary costs, (ii) research and development costs,
(iii) investment in additional technical equipment, and (iv) working capital requirements. The Company presently anticipates additional capital expenditures of approximately $12 million in 1999, primarily for equipment and furniture.

In addition to its line of credit, the Company's principal commitments at December 31, 1998 consisted of obligations under operating and capital leases for facilities and computer equipment.

The Company believes that its existing cash and marketable securities, together with anticipated cash flow from operations and available bank borrowings, will be sufficient to meet its cash requirements during the next 12 months. The foregoing statement regarding the Company's expectations for continued liquidity is a forward-looking statement, and actual results may differ materially depending on a variety of factors, including variable operating results or presently unexpected uses of cash, such as for acquisitions.

Year 2000 Risk Disclosure

The Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems:

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

The Company's plan to resolve the Year 2000 Issue involves the continuing effort in the following four phases: assessment, remediation, testing, and implementation. To date, the Company has made progress in identifying of all systems that could be significantly affected by the Year 2000 and have identified areas that require Y2K testing services. The completed assessment could indicate that most of the Company's significant information technology systems will be affected, particularly the general ledger, project accounting and billing systems. In addition, the Company is in the process of gathering information about the Year 2000 compliance status of its significant suppliers and subcontractors and will continue to monitor their compliance.

Status of Progress in Becoming Year 2000 Compatible: The Company has a formal Year 2000 Program focusing on four key areas: 1) Information Technology, addressing internal software and business systems; 2) the Company's Products; 3) Third Party, addressing the preparedness of non-IT suppliers; 4) the Company's Facilities. For each readiness area, based on a phased approach, the Company is performing a worldwide risk assessment, remediating and conducting testing, implementing solutions, and communicating with employees, suppliers and customers to raise awareness of the Year 2000 problem. The Year 2000 Program is managed by full time Y2K project personnel. The Company has inventoried key suppliers of goods and services to the Company and has mailed surveys to many of these suppliers. It is the process of evaluating responses and following-up. The Company intends to disqualify potentially non-compliant sources and re-qualify alternative sources to help mitigate potential business disruptions.

Information Technology Program: The Company is continuing it's assessment of internal applications and computer hardware. The program is addressing not only the supplier's year 2000 product integrity but also assesses the supplier's ability to provide product and services. Hardware assessment includes workstations, servers, telecommunication equipment and other items. The assessment of major applications, servers and networks is 75% complete and is due for completion at the end of March 1999. Presently, 80% of the major applications have been verified compatible, 20% require upgrade or testing. Furthermore 20% of the servers and networks that required action have been addressed. These phases run concurrently for different systems. Completion of the testing phase for all significant systems is expected by June 30, 1999, with all remediated systems fully tested and implemented by September 30, 1999.

Product Readiness Program: This program focuses on identifying and resolving the Year 2000 issues existing in the Company's currently supported products. It encompasses a number of activities including product testing, evaluation, product engineering and quality assurance. The program began in 1998 and work will continue through 1999.

Third Party Program: The Company is querying its significant suppliers and subcontractors that do not share information systems with the Company (external agents Testing and implementation are scheduled for June 1999 completion. To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. There may be certain third parties, such as utilities, telecommunication companies or material vendors where alternate arrangements or sources are limited or unavailable. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

Indus Facilities Program: The Company is conducting an assessment of all the Indus facilities and facility suppliers worldwide. The assessment is approximately 25% complete as of February 1999. The expected completion date for surveying the facilities and facility suppliers is March 1999. Remediation is approximately 15% complete as of February 1999. Testing and implementation of affected equipment is expected to be 90% complete by July 1999.

Contingency Plans: The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 program. The Company is currently evaluating the status of completion to determine whether such a plan is necessary. There can be no assurance that the Company will be able to develop a contingency plan that will adequately address issues that may arise in the year 2000. Failure by the Company to develop and implement, if necessary, an appropriate contingency plan could have a material impact on the operations of the Company.

Costs: The Company will utilize both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is currently estimated at an amount up to $3.0 million and will be funded through operating cash flows. To date, the Company has incurred approximately $1 million, related to all phases of the Year 2000 project. The majority of the total costs will be incurred during the next four quarters. The Company is continuing its assessment and refining its cost estimates. There can be no assurance, however that there will not be a delay in, or increased costs associated with the programs described in this section.

Summary: Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases, the Company may have difficulty in processing customer invoices or payments. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.


ITEM 7A.  MARKET RISKS

The Company's cash flow can be exposed to market risks primarily in the form of changes in interest rates in its short term borrowings under its revolving bank line of credit as well as its investments in certain available-for-sale securities. The revolving bank line of credit bears an interest rate of the one month LIBOR rate plus 1.25% and can fluctuate with changes in the monthly LIBOR rate. If the LIBOR rate adversely increased by 100 basis points, the Company's interest expense would increase by approximately $146,000 per annum. The Company's cash management and investment policies restrict investments to highly liquid, low risk debt instruments. The Company currently does not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move (decrease in) interest rates along the entire interest rate yield curve would adversely affect the net fair value of all interest sensitive financial instruments by approximately $251,000 at December 31, 1998. The Company's earnings or cash flow is currently not subject to material fluctuations due to changes in foreign currency exchange rates.












ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            INDUS INTERNATIONAL, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31, 1998 AND 1997

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE YEARS IN THE
PERIOD ENDED DECEMBER 31, 1998

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Boards of Directors and Stockholders
Indus International, Inc.

        We have audited the accompanying consolidated balance sheets of Indus International, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Indus International, Inc. as of December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                            /s/ ERNST & YOUNG

Palo Alto, California
January 26, 1999

                           INDUS INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                               (In thousands)

                                                              December 31,
                                                         ----------------------
                                                            1997        1998
                                                         ----------  ----------
                            ASSETS
Current assets:
   Cash and cash equivalents ...........................   $11,052     $23,554
   Marketable securities ...............................    11,880      15,596
   Billed accounts receivable, less allowance for
   doubtful accounts of $1,974 and $3,578 on
   December 31, 1997 and 1998, respectively ............    43,574      56,921
   Unbilled accounts receivable ........................    30,349      21,474
   Other current assets ................................     5,773       5,517
                                                         ----------  ----------
     Total current assets ..............................   102,628     123,062
Marketable securities - noncurrent .....................     4,818        --
Property and equipment, net ............................    16,570      15,906
Investments and intangible assets, net .................    12,119      11,364
Employee notes receivable ..............................       416         322
Other assets ...........................................       174         131
                                                         ----------  ----------
                                                          $136,725    $150,785
                                                         ==========  ==========
             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Borrowing under lines of credit .....................   $26,650     $19,650
   Accounts payable ....................................     8,430       9,482
   Deferred income taxes ...............................       419        --
   Other accrued liabilities ...........................    14,068      16,721
   Current portion of obligations under capital leases .     2,404       1,355
   Deferred revenue ....................................    13,419      17,245
                                                         ----------  ----------
     Total current liabilities .........................    65,390      64,453
                                                         ----------  ----------

Obligations under capital leases and term loans ........     1,105         257

Commitments and contingencies ..........................

Stockholders' equity:
   Preferred stock .....................................      --          --
   Common stock ........................................        29          32
   Additional paid-in capital ..........................    98,608     102,622
   Deferred compensation and other......................      (262)       (740)
   Accumulated deficit .................................   (26,688)    (13,273)
   Accumulated other comprehensive income ..............    (1,457)     (2,566)
                                                         ----------  ----------
Total stockholders' equity .............................    70,230      86,075
                                                         ----------  ----------
                                                          $136,725    $150,785
                                                         ==========  ==========

                          See accompanying notes.

                              INDUS INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share amounts)

                                                    Year Ended December 31,
                                               --------------------------------
                                                  1996       1997       1998
                                               ---------- ---------- ----------
Revenues:
   Software licensing fees ...................   $43,060    $55,958    $55,546
   Services and maintenance ..................    97,515    119,382    138,956
   Other revenue .............................     2,463      1,694        975
                                               ---------- ---------- ----------
     Total revenues ..........................   143,038    177,034    195,477
Cost of revenues .............................    63,738     78,575    103,517
                                               ---------- ---------- ----------
Gross margin .................................    79,300     98,459     91,960
                                               ---------- ---------- ----------
Operating expenses:
   Research and development ..................    23,265     27,664     30,372
   Sales and marketing .......................    26,523     33,568     31,517
   General and administrative ................    14,951     14,991     15,270
   Merger and restructuring expenses .........      --       12,083       --
                                               ---------- ---------- ----------
     Total operating expenses ................    64,739     88,306     77,159
                                               ---------- ---------- ----------
Income (loss) from operations ................    14,561     10,153     14,801
Interest and other income ....................     1,391      1,590      1,118
Interest expense .............................    (3,278)    (3,558)    (2,054)
                                               ---------- ---------- ----------
Income (loss) before income taxes ............    12,674      8,185     13,865
Provision for income taxes ...................     6,849      6,408        450
Cumulative effect of deferred income taxes
provided upon conversion by The Indus Group,
Inc. to a C Corporation ......................     6,700       --         --
                                               ---------- ---------- ----------
Income (loss) before extraordinary item ......      (875)     1,777     13,415
Extraordinary item ...........................      --         (787)      --
                                               ---------- ---------- ----------
Net income (loss) ............................     ($875)      $990    $13,415
                                               ========== ========== ==========
Pro forma statement of operations as adjusted:
   Income (loss) before income taxes .........    12,674
   Provision for income taxes (federal, state
   and foreign) ..............................     6,849
                                               ----------
   Pro forma net income (loss) ...............    $5,825
                                               ==========
Income (loss) per share (computed on pro
 forma net income (loss) in 1996):
Basic
   Income (loss) before extraordinary item ...     $0.22      $0.06      $0.44
   Extraordinary item ........................      --       ($0.03)      --
                                               ---------- ---------- ----------
   Net income (loss) .........................     $0.22      $0.03      $0.44
                                               ========== ========== ==========
Diluted
   Income (loss) before extraordinary item ...     $0.20      $0.05      $0.38
   Extraordinary item ........................      --       ($0.02)      --
                                               ---------- ---------- ----------
   Net income (loss) .........................     $0.20      $0.03      $0.38
                                               ========== ========== ==========
Shares used in computing per share data
   Basic .....................................    25,976     28,574     30,717
   Diluted ...................................    28,821     33,448     35,263

                     See accompanying notes.

                               INDUS INTERNATIONAL, INC.

                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (In thousands)

                                                                                                    Accumulated
                                               Common   Common   Additional  Deferred                  Other        Total
                                               Stock     Stock    Paid-In   CompensationAccumulated ComprehensiveStockholders'
                                               Shares   Amount    Capital    and Other    Deficit     Income        Equity
                                              -------- --------- ---------- ----------- ----------- ------------ ------------
Balance at December 31, 1995 .................    723      $612    $21,013       ($432)   ($41,450)       ($216)    ($20,473)
  Conversion of The Indus Group, Inc. to
  a C Corporation effective January 1, 1996 ..              --      (8,223)      --          8,223        --            --
  Reincorporation ............................             (494)       494       --          --           --            --
  Issuance of common stock (1) ............... 18,678         4     35,399       --          --           --          35,403
  Tax benefit from exercise of stock options .              --       6,669       --          --           --           6,669
  Purchase of Indus International, Inc. net
     assets ..................................             (100)        (3)      --          --           --            (103)
  Other ......................................              --        --            96       --           --              96
  Net loss ...................................              --      (6,700)      --          5,825        --            (875)
  Unrealized loss on marketable securities ...
  Foreign currency translation ...............              --        --         --          --            ($42)         (42)
                                                            --        --         --          --             ($9)          (9)
                                                                                                                 ------------
  Comprehensive loss..........................                                                                          (926)
                                              -------- --------- ---------- ----------- ----------- ------------ ------------
Balance at December 31, 1996 ................. 19,401        22     48,649        (336)    (27,402)        (267)      20,666
  Capital contribution by a TSW shareholder ..              --       1,717       --          --          --            1,717
  Reincorporation as Indus International, Inc.               (4)         4       --          --          --             --
  Issuance of common stock (2) ...............  1,196       --       6,725       --          --          --            6,725
  Tax benefit from exercise of stock options .              --       3,479       --          --          --            3,479
  Redemption of TSW subordinated notes (3) ...  1,290         8     19,937       --          --          --           19,945
  Exchange of common stock for TSW
     redeemable preferred stock (4) ..........  8,049         3     18,097       --          --          --           18,100
  Elimination of TSW's net income for the
     three months ended March 31, 1997 (5) ...              --        --         --           (276)      --             (276)
  Other ......................................              --        --            74       --          --               74
  Net income .................................                                                 990                       990
  Unrealized loss on marketable securities ...                                                               56           56
  Foreign currency translation ...............                                                           (1,246)      (1,246)
                                                                                                                 ------------
  Comprehensive loss .........................                                                                          (200)
                                              -------- --------- ---------- ----------- ----------- ------------ ------------
Balance at December 31, 1997 ................. 29,936        29     98,608        (262)    (26,688)      (1,457)      70,230
  Exercise of stock options ...............     1,507         2      2,750       --          --          --            2,752
  Tax benefit from exercise of stock options .              --         294       --          --          --              294
  Sale of common stock under ESPP ............    174         1        970       --          --          --              971
  Note receivable from stockholder ...........              --                    (492)      --          --             (492)
  Other ......................................              --        --            14       --          --               14
  Net income .................................              --        --         --         13,415       --           13,415
  Unrealized loss on marketable securities ...              --        --         --          --              (6)          (6)
  Foreign currency translation ...............                                                           (1,103)      (1,103)
                                                                                                                 ------------
  Comprehensive income .......................                                                                        12,306
                                              -------- --------- ---------- ----------- ----------- ------------ ------------
Balance at December 31, 1998 ................. 31,617       $32   $102,622       ($740)   ($13,273)     ($2,566)     $86,075
                                              ======== ========= ========== =========== =========== ============ ============

                             See accompanying notes.

                            INDUS INTERNATIONAL, INC.
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY--(Continued)

(1) Includes $33,864 received from February 29, 1996 initial public offering of The Indus Group, Inc. (2,500,000 common shares offered at $15.00 per share less underwriting commission and expenses).

(2) Includes $4,750 (339,285 shares of common stock at $14.00 per share) issued with $250 in cash to acquire a management consulting firm.

(3) Redemption of TSW International, Inc. subordinated notes and accumulated interest in exchange for 1,235,879 common shares of Indus International, Inc.

(4) Exchange of 8,049,025 common shares of Indus International, Inc. for redeemable preferred stock of TSW International, Inc. and 53,937 common shares for accumulated dividends.

(5) Net income of TSW International, Inc. for the three months ended March 31, 1997, $276, included in both 1996 and 1997 combined operating results, as a result of change in TSW International, Inc.'s fiscal year end.

                             See accompanying notes.

                           INDUS INTERNATIONAL, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)

                                                      Years Ended December 31,
                                                  -----------------------------
                                                    1996      1997      1998
                                                  --------- --------- ---------
Cash flows from operating activities:
Net income (loss) ...............................    ($875)     $990   $13,415
Elimination of TSW's net income for the three
months ended March 31, 1997 .....................     --        (276)     --
Adjustments  to  reconcile  net  income  (loss)
to net cash  used in  operating activities:
   Depreciation and amortization ................    3,440     5,969     7,922
   Provision for doubtful accounts ..............      370       891     1,604
   Amortization of deferred compensation ........      555        74        14
   Loss on sale of fixed assets .................     --         332       (24)
   Write-off goodwill ...........................      688      --        --
   Cumulative effect of deferred income taxes
     provided January 1, 1996 ...................    6,700      --        --
   Tax benefit from exercise of stock options ...     --       3,479       294
   Merger expense resulting from equity
     transaction ................................     --       2,009      --
   Extraordinary charge to net income from debt
     extinguishment .............................     --         787      --
   Changes in operating assets and liabilities:
     Billed accounts receivable .................   (6,536)   (8,604)  (14,951)
     Unbilled accounts receivable ...............   (3,946)  (10,952)    8,875
     Other current assets .......................   (1,403)      592       256
     Other assets ...............................   (3,415)      798       (43)
     Employee notes receivable ..................      (61)      121        94
     Accounts payable ...........................     (328)    1,424     1,052
     Deferred income taxes ......................   (3,189)   (3,418)     (419)
     Income taxes payable .......................    6,451      --        --
     Other accrued liabilities ..................    5,889     4,336     2,653
     Deferred revenue ...........................    3,444    (7,953)    3,826
     Cumulative currency translation ............       (9)   (1,246)   (1,103)
     Other ......................................      481        20       547
                                                  --------- --------- ---------
     Net cash (used in)/provided by in operating
       activities ...............................    8,256   (10,627)   24,012
                                                  --------- --------- ---------
Cash flows from investing activities:
Purchase of marketable securities ...............  (39,010)   (3,104)   (8,612)
Sale of marketable securities ...................   10,314    15,100     9,796
Investments and intangible assets ...............     --      (8,288)     (628)
Acquisition of property and equipment ...........   (6,982)   (8,901)   (6,418)
Other                                                 --        --          18
                                                  --------- --------- ---------
Net cash (used in)/provided by investing
  activities ....................................  (35,678)   (5,193)   (5,844)
                                                  --------- --------- ---------
Cash flows from financing activities:
Net drawdown/(repayment) of line of credit ......      (81)   10,659    (7,000)
Net drawdown/repayment of capital
  leases/notes payable ..........................      725       423    (1,897)
Net proceeds from issuance of redeemable
  preferred stock ...............................    5,000      --        --
Net proceeds from issuance of common stock ......   35,399     1,975     3,231
Purchase of Indus International, Inc.
  net assets ....................................     (103)     --        --
                                                  --------- --------- ---------
Net cash  used in/provided by financing             40,940    13,057    (5,666)
  activities ....................................
                                                  --------- --------- ---------
Net increase/(decrease) in cash and cash
  equivalents ...................................   13,518    (2,763)   12,502
Cash and cash equivalents at beginning of
  period ........................................      297    13,815    11,052
                                                  --------- --------- ---------
Cash and cash equivalents at end of period ......  $13,815   $11,052   $23,554
                                                  ========= ========= =========
Supplemental disclosures of cash flow
  information:
Interest paid ...................................   $1,464    $2,004    $1,245
                                                  ========= ========= =========
Income taxes paid ...............................   $5,712    $4,775      $735
                                                  ========= ========= =========
Supplemental schedule of noncash, investing
and financing activities:
Issuance of common stock in exchange for TSW
subordinated  notes and redeemable preferred
stock ...........................................   $ --     $38,045    $ --
                                                  ========= ========= =========
Issuance of common stock in exchange for
stockholder note receivable......................   $ --      $ --        $492
                                                  ========= ========= =========
Issuance of common stock in exchange for
investment ......................................   $ --      $4,750    $ --
                                                  ========= ========= =========

                      See accompanying notes

                            INDUS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Business and Significant Accounting Policies

Organization and Business

Business

        Indus International, Inc. develops, markets and supports a proprietary line of enterprise asset management software and implementation services. The Company serves as an agent of change for its customers, who seek to improve their return on investment and efficiencies in core business functions in the utilities and energy industry, process, discreet and consumer packaged goods companies, as well as educational, municipal and transportation authorities worldwide.

Merger

The Indus Group, Inc. entered into an agreement and plan of merger and reorganization on June 5, 1997 with TSW International, Inc., a Georgia corporation (the "Merger"), pursuant to which The Indus Group, Inc. and TSW International, Inc. each became subsidiaries of a new Delaware corporation named Indus International, Inc. (the "Company") which was formed for the purpose of the transactions contemplated under the Merger. On December 31, 1997, the Company's subsidiaries, The Indus Group, Inc. and TSW International, Inc., each merged with and into the Company (the "Roll-up Merger"). The Company, as the surviving corporation, assumed all obligations of the two subsidiaries, in connection with the Roll-up Merger. The Merger was consummated on August 25, 1997, as a tax-free reorganization pursuant to the provisions of Section 368 of the Internal Revenue Code of 1986, and has been accounted for as a pooling of interests. In connection with the Merger,
(a) each share of outstanding common stock of The Indus Group, Inc. was converted into one share of Common Stock of the Company ("Common
Stock") and (b) each outstanding share of common stock of TSW ("TSW Common Stock"), and each outstanding share of preferred stock of TSW ("TSW Preferred Stock"), was converted into approximately 2.73 shares of the Company's Common Stock; (c) the outstanding subordinated floating rate notes of TSW (including accrued interest thereon) were exchanged for an aggregate of 1,235,879 shares of the Company's Common Stock; (d) all rights to receive any unpaid dividends on TSW Preferred Stock were converted into an aggregate of 53,937 shares of the Company's Common Stock and (e) each outstanding option or warrant to purchase TSW Common Stock was converted into an option or warrant, respectively, to purchase that number of shares of the Company's Common Stock determined by multiplying the number of shares of TSW Common Stock subject to such option or warrant by approximately 2.73, at an exercise price per share of the Company's Common Stock equal to the exercise price per share of TSW Common Stock pursuant to such option or warrant divided by approximately 2.73. Based on the capitalization of TSW International, Inc. as of August 25, 1997, approximately 10.2 million shares of the Company's Common Stock were issued in the transaction and the Company reserved approximately 7.9 million shares of its Common Stock for issuance pursuant to the assumption of outstanding options and warrants to purchase TSW Common Stock.

As a result of the transaction, the Company incurred charges to operations of $9.98 million of merger related costs during 1997 that related primarily to approximately $6.7 million for transaction fees and professional services, $1.7 million for consulting services incurred by a significant stockholder and $1.6 million for other costs incident to the Merger. Of the total charge, cash outflow through December 31, 1998 is $8.28 million and $1.7 million represented a noncash transaction. In addition to the merger-related costs, the Company accrued costs and losses for the restructuring of the Company totaling $2.1 million. Of the total cost, $916,000 resulted from excess facilities that have been vacated and $1.2 million from termination costs of excess or redundant employees. Of the total charge, cash outflow through December 31, 1998 is $1.4 million and $0.7 million are future outflows as of December 31, 1998. The future outflows are expected to be paid in the first 6 months of 1999.

        Prior to the Merger, TSW International, Inc. reported on a fiscal year ending on March 31. Accordingly, the 1996 financial statements combine the March 31, 1997 financial statements of TSW International, Inc. with the December 31, 1996 financial statements of The Indus Group, Inc., respectively. Revenues and the net income of TSW International, Inc. for the three-month period ended March 31, 1997 were $21.4 million and $0.3 million respectively, with the net income reflected as an adjustment to retained earnings effective January 1, 1997.

Significant Accounting Policies

Basis of Presentation

        The consolidated financial statements include the accounts of Indus International, Inc. and its subsidiaries (collectively, the Company). All significant intercompany balances and transactions have been eliminated. All periods prior to the Merger include the combined results of The Indus Group, Inc. and TSW International, Inc. on a pooling of interests basis. The functional currencies of the Company's foreign subsidiaries are their respective local currencies. Accordingly, gains and losses from the translation of the financial statements of the foreign subsidiaries are included in stockholder's equity and other comprehensive income.

Revenue Recognition

        The Company provides its software to customers under contracts, which provide for both software license fees and system implementation services. Revenues from system implementation services, which generally are time and material-based, are recognized as direct contract costs are incurred. The revenues from software license fees are recognized as earned revenue in accordance with AICPA Statement of Position 97-2, Software Revenue Recognition, when persuasive evidence of arrangement exists, delivery has occurred and the license fee is fixed and determinable. Effective in the quarter ended September 30, 1997, Indus International, Inc. began to report applicable new license fees on standard software products not requiring substantial modification or customization as earned revenue upon shipment to customers. Previously, because substantial modification and customization of software products was expected by customers, The Indus Group, Inc. had deferred the applicable license fees initially and recognized those fees as earned over the period of modification, customization and other installation services. TSW International, Inc. which had not been required to perform substantial customization services, continued to recognize the applicable portion of license fees as earned upon shipment of standard software products to customers.

Maintenance and support services are subject to separate contracts for which revenue is recognized ratably over the contract period.

Unbilled accounts receivable represent amounts related to revenue which has been recorded either as deferred revenue or earned revenue but which has not been billed. Generally, unbilled amounts are billed within 60 to 90 days.

Deferred revenue represents primarily unearned maintenance and support fees and unearned license fees, which have been billed but for which future obligations remain.

Foreign Currency Translation

The financial statements of foreign subsidiaries have been translated into U.S. dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income.

Concentration of Credit Risk

                The Company's customers are generally large companies in the utilities and energy industries, process, discreet and consumer packaged goods companies, as well as industrial manufacturing and the public sector. The Company performs ongoing credit evaluations of its customers and does not require collateral. The Company maintains allowances for potential credit losses and such losses have been within management's expectations. No individual customers represented greater than 10% of revenues in 1996, 1997 or 1998.

Cash Equivalents and Marketable Securities

The Company considers all highly liquid, low risk debt instruments with a maturity of three months or less from the date of purchase to be cash equivalents. The Company generally invests its cash and cash equivalents in money markets, mutual funds, commercial paper and corporate notes.

        The Company presently classifies all marketable securities as available-for-sale investments and carries them at fair market value. Unrealized holding gains and losses, net of taxes, are included in accumulated other comprehensive income (loss) within stockholders' equity.

Property and Equipment

        Property and equipment is stated at cost. Equipment under capital leases is stated at lower of fair market value or the present value of the minimum lease payments at the inception of the lease.

        Depreciation on office and computer equipment and furniture is computed using the straight-line method over estimated useful lives of four to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the related lease term or their estimated useful lives.

Software Development Costs

        Software development costs are expensed as incurred until technological feasibility of the software is established, after which any additional costs are capitalized. To date, the Company has expensed all software development costs because development costs incurred subsequent to the establishment of technological feasibility have not been material. Purchased software costs included in other assets resulted principally from the acquisition by TSW International, Inc. of SQL Systems International plc. These costs have been amortized over three years, the estimated life of the related product. Amortization expense recorded in 1996, 1997, and 1998 was approximately $459,000, $294,000, and $424,810 respectively.

Investments and Intangibles, net

        In 1997, The Indus Group, Inc. acquired convertible preferred stock in Tenfold Corporation, a privately held software company in the development stage, for approximately $8 million in cash. This investment, which if converted would result in a 10% interest, is carried at cost. Also in 1997, The Indus Group, Inc. acquired a management consulting firm for $4.75 million in common stock (339,285 shares of The Indus Group, Inc. valued at $14 per share) and $250,000 in cash. The $5 million acquisition cost is being amortized over a four-year period, which is consistent with the related employment, confidentiality and non-competition agreements. In 1998, the Company purchased the rights; title and interest to the intellectual property related to radiological recording and tracking software called Total Exposure for $469,000. The $469,000 acquisition cost is being amortized over a two and one-half year period, which is the expected period of benefit.

Advertising Costs

        Advertising costs are charged to expense in the period the costs are incurred. Advertising expense was approximately $486,000, $472,000, and $222,330 in 1996, 1997 and 1998, respectively.

Income Taxes

        Effective January 1, 1996, The Indus Group, Inc. elected C Corporation status for income tax purposes. Prior to 1996, The Indus Group, Inc. was an S Corporation and, as a result, income determined on the cash basis for income tax purposes was taxable to the shareholders, and not The Indus Group, Inc., for federal and certain state income tax purposes. In connection with the termination of S Corporation status on January 1, 1996, a $6.7 million cumulative effect charge was recorded. The majority of the cumulative effect charge is due to changing from the cash basis of accounting as an S Corporation to the accrual basis of accounting as a C Corporation. The related deferred tax liability is payable over four years.

        The provision for income taxes included in the accompanying financial statements represents state and foreign taxes in all years and federal income taxes of The Indus Group, Inc. and Indus International, Inc. for 1996 and 1997, without any current benefit for the operating losses or operating loss carryovers of TSW International, Inc. As a result of the merger of TSW International, Inc., Indus International, Inc. inherited net operating loss carryovers of approximately $18.7 million, or approximately $7.5 million in potential tax benefits. In 1998, benefits of approximately $4.7 million were recognized, reducing the provision for federal income taxes in that period.

Pro Forma Statement of Operations Data

                Pro forma net income data in 1996 excludes the $6.7 million cumulative effect charge due to the termination of S Corporation status by The Indus Group, Inc. on January 1, 1996. The majority of the cumulative effect charge is due to changing from the cash basis of accounting as an S Corporation to the accrual basis of accounting as a C Corporation.

Per Share Data

        Basic and diluted earnings per share have been calculated using the weighted average common shares outstanding during the periods. The average outstanding share numbers used prior to the Merger reflect the average outstanding shares of each of the merged companies, as adjusted for the effective exchange rates, and also the equivalent common shares required for the redemption of the preferred stock of TSW International, Inc.

        Common equivalent shares from stock options and warrants are included in the diluted per share calculations unless their inclusion would be antidilutive.

     The components of basic and diluted earnings per share were as follows (in thousands, except per share amounts):

                                                 Years ended December 31,
                                             -----------------------------
                                               1996      1997      1998
                                             --------- --------- ---------
Net income (*)                                 $5,825      $990   $13,415
                                             --------- --------- ---------


Weighted average shares of common stock
  outstanding ...............................  25,976    28,574    30,717
                                             --------- --------- ---------
Shares used in computing basic net income per
  share .....................................  25,976    28,574    30,717
                                             --------- --------- ---------
Basic net income per share (*)                   0.22      0.03      0.44
                                             --------- --------- ---------
Calculation of shares outstanding for
computing diluted net income per share:
  Shares used in computing basic net income
  per share                                    25,976    28,574    30,717
  Shares to reflect the effect of the assumed
  conversion of:
    Employee stock options ..................   1,500     3,353     2,091
    Warrants ................................   1,345     1,521     2,455
                                             --------- --------- ---------
Shares used in computing full-diluted net
income per share ............................  28,821    33,448    35,263
                                             --------- --------- ---------
Diluted net income per share (*)                 0.20      0.03      0.38
                                             --------- --------- ---------

(*) Proforma per share data for 1996 is based on proforma net income, which is exclusive of the $6.7 million cumulative deferred income tax provision made upon conversion of The Indus Group, Inc. to a C Corporation status.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock Based Compensation

        Compensation costs for stock options granted to employees is measured by the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Note 10 to the Consolidated Financial Statements contains a summary of the pro forma effects to reported net earnings (loss) and per share data for 1996, 1997 and 1998 as if the Company had elected to recognize compensation cost based upon fair value of options granted at grant date.

Recent Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") in 1998. Other comprehensive income (primarily foreign currency translation effects) and comprehensive income are shown in the Statement of Stockholders' Equity.

The Company adopted Statement of Financial Accounting Standards
No. 131, "Disclosures about Segments of an Enterprise and Related
Information" ("SFAS 131") in 1998. SFAS 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. The Company's operations are treated as one operating segment.

AICPA Accounting Standards Executive Committee Statement of
Position 97-2, Software Revenue Recognition, ("SOP 97-2") and
Statement of Position 98-4 ("SOP 98-4"), Deferral of the Effective
Date of a Provision of SOP 97-2, Software Revenue Recognition or SOP 98-4, which contain new rules for timing of recognition of software company revenues, particularly as to license fee revenues where there are multiple elements to be delivered under a contract or arrangement with a customer, became effective for transactions beginning in 1998. Management believes the Company's current policy and its practices conform to the rules in these new accounting pronouncements. Under the Company's current policy, license fees on standard software products not requiring substantial modification and customization are recognized as revenue upon shipment to customers

In December 1998, the American Institute of Certified Public Accountants or AICPA issued Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect Certain Transactions, or SOP 98-9. SOP 98-9 amends SOP 98-4 to extend the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. The Company has not yet determined the effect of the final adoption of SOP 98-9 on its future revenues and results of operations.

In June 1998, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards ("SFAS") No. 133,
Accounting for Derivative Financial Instruments and for Hedging Activities", which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS No. 133 is effective for years beginning after June 15, 1999 and is not anticipated to have a significant impact on the Company's results of operations or financial condition when adopted.


2.  Marketable Securities

         The following is a summary of marketable securities, all of which are available for sale (in thousands):

                                       Gross       Gross       Gross    Estimated
                                     Amortized  Unrealized  Unrealized     Fair
                                        Cost       Gains      Losses      Value
                                     ---------- ----------- ----------- ----------
December 31, 1997
-------------------
Municipal Obligations ............... $ 23,649        $ 24     $ --      $ 23,673
                                     ---------- ----------- ----------- ----------
                                      $ 23,649        $ 24     $ --      $ 23,673
                                     ========== =========== =========== ==========
Included in:
Cash and cash equivalents .........     $6,975     $ --        $ --        $6,975
Marketable securities-current .....     11,874           6       --        11,880
Marketable securities-non current .      4,800          18       --         4,818
                                     ---------- ----------- ----------- ----------
                                       $23,649         $24     $ --       $23,673
                                     ========== =========== =========== ==========

December 31, 1998
-------------------
Marketable securities - current .....   $6,100     $ --        $ --        $6,100
Certificates of deposit .............    4,000       --          --         4,000
Commercial Paper and corporate notes     8,983           8       --         8,991
Municipal Obligations ...............     --         --          --          --
                                     ---------- ----------- ----------- ----------
                                       $19,083   $   --      $   --       $19,091
                                     ========== =========== =========== ==========
Included in:
Cash and cash equivalents .........     $3,495       --          --        $3,495
Marketable securities-current .....     15,588       --          --        15,596
Marketable securities-non current .       --         --          --          --
                                     ---------- ----------- ----------- ----------
                                       $19,083     $ --        $ --       $19,091
                                     ========== =========== =========== ==========

        There have been no significant realized gains or losses on sales of marketable securities.

3.  Property and Equipment

         Property and equipment is recorded at cost and consists of the following (in thousands):

                                                     December 31,
                                                -----------------------
                                                   1997        1998
                                                ----------- -----------
Furniture and fixtures .......................      $4,615      $4,895
Office equipment .............................      23,193      26,260
Leasehold improvements .......................       2,617       2,795
Internally used capitalized software .........       2,763       3,382
                                                ----------- -----------
                                                    33,188      37,332
Less accumulated depreciation and
amortization .................................      16,618      21,426
                                                ----------- -----------
                                                   $16,570     $15,906
                                                =========== ===========


        Equipment leased under capital leases is included in property and equipment. At December 31, 1998 and 1997, equipment under capital leases was $3,940,000 and $4,104,000, respectively, with accumulated depreciation of $2,328,000 and $1,586,000, respectively.

4.  Other Accrued Liabilities

         Other accrued liabilities consists of the following (in thousands):

                                                     December 31,
                                                -----------------------
                                                   1997        1998
                                                ----------- -----------
Accrued merger and restructuring .............      $1,898       --
Accrued commissions ..........................       3,089       2,527
Accrued payroll and related expenses .........       2,674       5,513
Accrued taxes payable ........................         600       1,489
Other accrued liabilities ....................       5,807       7,192
                                                ----------- -----------
                                                   $14,068     $16,721
                                                =========== ===========

5.  Lines of Credit

        The Company has a revolving bank line of credit in the amount of $35.0 million, which is secured by all of the Company's accounts receivable. The revolving credit facility expires on July 31, 1999 and bears an interest rate of the one month LIBOR rate plus 1.5% (6.74% as of December 31, 1998). This facility replaced and eliminated The Indus Group, Inc. and TSW International, Inc., revolving lines of credit, which bore higher interest rates. Borrowings outstanding under this line of credit were $19.7 million at December 31, 1998 and $26.7 million at December 31, 1997. Stand-by letters of credit outstanding on this line of credit were $0.6 million at both December 31, 1997 and 1998, respectively. The line of credit agreement contains certain affirmative and negative covenants. The Company was in compliance with these financial covenants at December 31, 1998 and 1997.

6.  Related Party Transactions

        Immediately prior to the Merger, TSW International, Inc. had subordinated long-term notes of $15,706,000 and accrued interest of $4,075,000 that were payable to its principal stockholder. The notes bore an interest rate of prime plus 1.5% with varying maturity dates from July 31, 1999 to October 13, 2000. Pursuant to the Merger, the outstanding subordinated floating rate notes of TSW International, Inc. and accrued interest were exchanged for an aggregate of 1,235,879 common shares of the Company. Deferred issuance costs in connection with the notes were written off as an extraordinary item in 1997.

        In 1997, TSW International, Inc. forgave two notes receivable from two officers/stockholders totaling $457,000. TSW International, Inc.
lent an additional $161,850 to the individuals for payment of taxes in conjunction with the note forgiveness.

7.  Commitments

        The Company leases its office facilities under various operating lease agreements. The leases require monthly rental payments in varying amounts through 2011. These leases also require the Company to pay all property taxes, normal maintenance, and insurance on the leased facilities.

         Total rental expense under these leases (in thousands) was approximately $6,683, $5,215, and $6,831 for 1996, 1997 and 1998, respectively.
Future minimum lease payments under all non-cancelable operating leases are as follows (in thousands):

                                                 Operating    Capital
Years Ending December 31,                         Leases      Leases
------------------------------------            ----------- -----------
     1999 ...................................       $5,607      $1,425
     2000 ...................................        5,102         237
     2001 ...................................        3,175          19
     2002 ...................................        2,419           4
     2003 ...................................        2,366       --
     Thereafter .............................        4,270       --
                                                ----------- -----------
Total minimum payments required .............      $22,939      $1,685
                                                ===========
Less amounts representing interest ..........                       73
                                                            -----------
Present value of future lease payments ......                   $1,612
Less current portion ........................                    1,355
                                                            -----------
Long term portion ...........................                     $257
                                                            ===========

8.  Stockholders' Equity

   The following is a summary of the authorized and issued preferred and common Stock of Indus International, Inc:.

                                                December 31, December 31,
                                                    1997         1998
                                                ------------ ------------
Preferred Stock
Authorized shares, $.001 par value per share ..  10,000,000   10,000,000
Issued and outstanding ........................       --           --
Amount ........................................       --           --
Common Stock
Authorized shares, $.001 par value per share .. 100,000,000  100,000,000
Issued and outstanding ........................  29,935,980   31,617,126
Amount ........................................      29,936       31,617

        The Board of Directors is authorized, subject to any limitations prescribed by Delaware law, to provide for the issuance of shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, to fix the powers, preferences and rights of the shares of each wholly unissued series and any qualifications, limitations or restrictions thereon, and to increase or decrease the number of shares of any such series (but not below the number of shares of such series then outstanding), without any further vote or action by the stockholders. The Board of Directors may authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power of other rights of the holders of common stock. Thus, the issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of the Company. The Company has no current plan to issue any shares of preferred stock.

        In June 1995, The Indus Group, Inc. issued 162,622 shares of common stock to several employees in exchange for notes aggregating $109,626. The notes will be forgiven over a five-year period provided the note holders continue their employment with the Company.
Additional deferred compensation of $370,000 was recorded for the difference between the notes and the deemed fair value of the shares at the date of issuance. The $479,626 total deferred compensation is being amortized over the five-year period.

 In 1998, the Company loaned a then officer/stockholder $491,770 in conjunction with the exercise of stock options. The note is secured by a pledge of 100,000 shares of the Company's stock.

 9.      Stock Plans

 Stock Option and Benefit Plans

        Upon consummation of the Merger, the stock option plans of The Indus Group, Inc. and TSW International, Inc. terminated and each outstanding option under the plans as well as any individual non-plan options of TSW International, Inc. were assumed and converted into options to purchase Indus International, Inc. common stock, at the respective exchange rates in the Merger.

        The Company has three stock option plans under which employees, directors and consultants may be granted rights to purchase common stock.

 1997 Stock Plan

        The 1997 Stock Plan and Indus International Company Share Option Plan (the "Stock Plan") provide for the grant of incentive or nonstatutory stock options to employees, including officers and directors, and nonstatutory options only to consultants of the Company. A total of 7,000,000 shares have been reserved for issuance under the Stock Plan. The incentive stock options will be granted at not less than fair market value of the stock on the date of grant. The options will generally vest over one to four years and have a maximum term of ten years.

 1997 Director's Option Plan

        Each director who is not an employee of the Company is automatically granted a nonstatutory stock option to purchase 10,000 shares of common stock of the Company (the "First Option") on the date such person becomes a director or, if later, on the effective date of the 1997 Director's Option Plan (the "Director Option Plan"). Thereafter, each such person will automatically be granted an option to acquire 5,000 shares of the Company's Common Stock (the "Subsequent Option") upon such outside director's re-election at each Annual Meeting of Stockholders, provided that on such date such person has served on the Board of Directors for at least six months. A total of 200,000 shares has been reserved for issuance under the Director Option Plan. Each option granted under the Director Option Plan will become exercisable as to 25% of the Shares subject to such option on each anniversary of its date of grant.

        The 1998 Indus International, Inc. Company Share Option Plan (the "UK Stock Plan") provides for the grant of stock options to employees of Indus International, Ltd. (a UK foreign subsidiary of the Company).
A total of 500,000 shares have been reserved for issuance under the Stock Plan. The stock options will be granted at not less than fair market value of the stock on the date of grant. The options will generally vest over one to three years and have a maximum term of three years.

         The activity under the option plans, combined, was as follows:

                                                 Options Outstanding
                                  Shares    --------------------------------
                                 Available     Number
                                   for           of
                                   Grant       Shares       Price Per Share
------------------------------- ----------- ------------ -------------------
Balances at December 31, 1995.   6,469,556    3,319,604    $0.28  -   $4.20
   Shares reserved ...........   1,600,000       --
   Options granted ...........  (2,925,942)   2,925,942    $3.38  -  $22.75
   Options forfeited .........       7,350       (7,350)   $0.28  -  $16.50
   Options exercised .........       --        (916,845)   $0.28  -   $0.69
                                ----------- ------------
Balances at December 31, 1996.   5,150,964    5,321,351    $0.28  -  $22.75
   Shares reserved ...........   8,400,000       --
   Options granted ...........  (4,396,604)   4,396,604    $3.94  -  $25.75
   Options forfeited .........     577,466     (577,466)   $0.28  -  $25.00
   Options exercised .........       --        (784,481)   $0.28  -  $15.00
   Plan shares expired .......  (8,027,326)      --
                                ----------- ------------
Balances at December 31, 1997.   1,704,500    8,356,008    $0.28  -  $25.75
   Shares reserved ...........   2,500,000       --
   Options granted ...........  (7,744,071)   7,744,071    $3.69  -  $10.38
   Options forfeited .........   5,511,630   (5,511,630)   $0.67  -  $25.75
   Options exercised .........       --      (1,506,678)   $0.28  -   $5.34
   Plan shares expired .......    (548,870)      --
                                ----------- ------------
Balances at December 31, 1998.   1,423,189    9,081,771    $0.28  -  $18.15
                                =========== ============

        On December 11, 1998, the Company offered its employees a stock option repricing program that allowed the employees to exchange on a one for one share basis any options priced above the December 14, 1998 closing price of Indus International, Inc. stock, which was $4.56. As a result, approximately 4,051,696 options on 4,051,696 shares were surrendered by eligible employees and exchanged for substitute options. The repriced options are not exercisable before June 14, 1999.

1997 Employee Stock Purchase Plan

        The Company has an employee stock purchase plan under which 1,000,000 shares of common stock have been reserved for issuance. The plan allows for eligible employees to purchase stock at 85% of the lower of the fair market value of the Company's common stock as of the first day of each six-month offering period or the fair market value of the stock at the end of the offering period. The initial offering period began November 1997. Purchases are limited to 10% of each employee's compensation. Under the plan the Company issued 174,468 shares in 1998, at prices ranging from $4.54 to $6.97 per share.

        Under a prior employee stock purchase plan of The Indus Group, Inc. 71,309 and 39,101 shares were issued in 1996 and 1997, respectively, at prices ranging from $12.75 to $17.21 per share.

10.  Alternative Method of Valuing Stock Options

        For employee stock options granted with exercise prices at or above the existing market price and without any contingent feature as to the optionee's ability to exercise (other than the passage of time as a continuing employee), the Company records no compensation expense.

        The following pro forma data is based on an alternative in which employee stock options granted after 1994 are valued at grant date based on the Black-Scholes option pricing model, a model that was developed to value options subject to an active trading market.
Although employee stock options are not subject to a trading market, active or inactive, the pro forma disclosures that follow are required by applicable accounting pronouncements.

       The Indus Group, Inc. estimated the fair value for these options at the date of grant using the Black-Scholes option pricing model for 1996 and 1997 with the following weighted-average assumptions for 1996 and 1997, respectively: risk-free interest rates of 5.75% and 6.43%, dividend yields of 0%; volatility factors of the expected market price of the company's stock of 0.75 and 0.60, and an expected life of the options of four and six years. TSW International, Inc. estimated the fair value for these options at the date of grant using the minimum value option pricing model for 1996 and the Black-Scholes option pricing model for 1997, with the following weighted-average assumptions for 1996 and 1997, respectively: risk-free interest rates of 6.15% and 6.43%, dividend yields of 0%; volatility factors of the expected market price of the company's stock of 0.0 and 0.60, and an expected life of the options of five years for 1996 and 1997. Indus International, Inc. has estimated the fair value for the options at the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions for 1997 and 1998, respectively: risk-free interest rate of 6.43% and 5.14%, dividend yields of 0%, volatility factor of the expected market price of the company's stock of 0.60 and 0.70, and an expected life of the options of six years for options granted under the 1997 Stock Plan and the 1997 Director's Option Plan and three years for options granted under the 1998 Indus International, Inc. Company Share Option Plan.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information net income (loss) including pro forma compensation expense, net of tax for the years ended December 31, 1996, 1997 and 1998, respectively, is as follows (in thousands except for earnings per share information):

                                             Year Ended December 31,
                                         -----------------------------
                                           1996      1997      1998
                                         --------- --------- ---------
Pro forma net income (loss)............    $5,740   ($1,546)  ($6,122)
Pro forma net income (loss) per share..     $0.22    ($0.05)   ($0.20)
Pro forma diluted net income (loss)
per share                                   $0.20    ($0.05)   ($0.17)


         The  following  table  summarizes   information   about  stock  options
outstanding as of December 31, 1998.

                                                         Options Vested and
                                                             Exercisable
                        Options Outstanding
                 -------------------------------- --------------------
                             Weighted-
                              Average   Weighted-            Weighted-
                             Remaining   Average              Average
   Range of      OutstandingContractual Exercise  ExercisableExercise
 Exercise Prices in shares     Life       Price   in shares    Price
---------------- ---------- ----------- --------- ---------- ---------
 $0.28 -  $0.67    463,305        4.54     $0.41    463,305     $0.41
 $1.00 -  $2.20    261,579        4.81      1.64    256,929      1.64
 $3.38 -  $4.50  1,416,158        7.98      3.53    804,987      3.46
 $4.56 -  $4.56  4,753,370        9.01      4.56     27,875      4.56
 $4.88 -  $8.50  1,855,672        9.39      8.24    223,070      8.12
$13.75 - $18.50    331,687        7.43     15.55    137,655     15.57


                 ---------- ----------- --------- ---------- ---------
Total            9,081,771        8.52      5.26  1,913,821      3.91
                 ========== =========== ========= ========== =========

The weighted average fair value of options granted in 1996 and 1997 was $8.57 and $8.20, respectively. In 1998, the weighted average fair value of options granted under the UK Stock Plan was $3.58 and under the remaining plans is $2.70, using these alternative methods of valuation.

11.  Employee Benefit and Profit-Sharing Plans

        The Company has a defined contribution 401(K) plan. All employees over the age of 21 who have completed at least one-half year of service are eligible to participate. Each participant may elect to have amounts deducted from his or her compensation and contributed to the plan up to 15% of his or her base salary. All contributions are fully vested at the time the employee becomes an active participant. The Company did not contribute any matching funds in 1996 or 1997; in 1998, the matching contribution was $847,281.

        The Company also has a profit sharing plan. All employees over the age of 21 who have completed at least one-half year of service are eligible to participate. Contributions to the plan are at the discretion of the board of directors and are made to eligible employees' individual accounts in proportion to their base salary. Contribution expense related to the profit sharing plan for 1996 and 1997 was approximately $250,000 in each year. The Company did not contribute to the profit sharing plan in 1998.

12.  Geographic Information

Geographic information is as follows (in thousands):

                                                  Year Ended December 31,
                                              -----------------------------
                                                1996      1997      1998
                                              --------- --------- ---------
Net sales (based on destination)
   United States ............................ $101,691  $135,763  $149,282
   International (including United States
   exports shown below):
     Europe .................................   16,891    14,668    19,491
     Asia ...................................    7,987     7,070       233
     Canada .................................   12,252    15,422    20,491
     Other ..................................    4,217     4,111     5,980
                                              --------- --------- ---------
Total International .........................   41,347    41,271    46,195
                                              --------- --------- ---------
   Total consolidated net sales ............. $143,038  $177,034  $195,477
                                              ========= ========= =========
Income from operations
   United States ............................  $56,377   $75,506   $78,105
   International:
     Europe .................................    9,364     8,158    10,179
     Asia ...................................    4,428     3,932      (392)
     Canada .................................    6,792     8,577    (3,109)
     Other ..................................    2,338     2,286     7,177
Corporate administrative and other expenses .  (64,738)  (88,306)  (77,159)
Interest and other expenses, net ............   (1,887)   (1,968)     (936)
                                              --------- --------- ---------
Total consolidated income (loss)
  before income taxes .......................  $12,674    $8,185   $13,865
                                              ========= ========= =========
Identifiable assets
   United States ............................ $100,105  $118,918  $124,373
   International:
     Europe .................................    8,834     5,490    13,261
     Asia ...................................    3,951     3,225       242
     Canada .................................    3,228     5,895     9,407
     Other ..................................    1,737     3,197     3,502
                                              --------- --------- ---------
Total consolidated identifiable assets ...... $117,855  $136,725  $150,785
                                              ========= ========= =========
United States export sales (reported
in international sales above)
     Europe .................................   $7,337    $3,201       --
     Asia ...................................    2,326       871       --
     Canada .................................   12,252    15,422       --
     Other ..................................    4,217     4,069     1,703
                                              --------- --------- ---------
Total consolidated export sales .............  $26,132   $23,563    $1,703
                                              ========= ========= =========

        Due to the Merger, the Company has an increased international presence and supports the majority of international sales through foreign subsidiaries.

13.  Income Taxes

         The  provision  for  income  taxes consists of the following
(in thousands):

                                                  Year Ended December 31,
                                              -----------------------------
                                                1996      1997      1998
                                              --------- --------- ---------
Current:
   Federal ...............................      $7,639    $7,993      $484
   State and foreign .....................       2,497     1,823       385
                                              --------- --------- ---------
                                                10,136     9,816       869
                                              --------- --------- ---------

Deferred:
   Federal ...............................      (2,522)   (3,057)      --
   State and foreign .....................        (765)     (351)     (419)
                                              --------- --------- ---------
                                                (3,287)   (3,408)     (419)
                                              --------- --------- ---------
                                                $6,849    $6,408      $450
                                              ========= ========= =========



         The effective rate of the provision for income taxes reconciles to the amount computed by applying the federal statutory rate to income before provision for income taxes as follows:

                                                       Percentage
                                                  Year Ended December 31,
                                              -----------------------------
                                                1996      1997      1998
                                              --------- --------- ---------
Federal statutory rate ...................        35.0 %    35.0 %    35.0 %
Merger expenses ..........................         --       41.1       --
State taxes, net of federal benefit ......         6.5       9.3       0.4
Foreign taxes ............................         2.3       3.7       --
FSC benefit ..............................        (2.3)     (1.5)     (2.1)
R&D credit ...............................        (1.1)     (4.8)      --
TSW net operating loss carryovers.........         8.6     (10.3)    (33.6)
Other ....................................         5.0       5.8       3.5
                                              --------- --------- ---------
                                                  54.0 %    78.3 %     3.2 %
                                              ========= ========= =========

         The 1996, 1997, and 1998 current federal and state tax provisions do not reflect the tax savings of $6,669,000, $3,479,000, and $294,000, respectively resulting from deductions associated with the exercise of stock options by employees in 1996. This tax benefit has been included in additional paid in capital.

         Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred tax liability are as follows (in thousands):

                                                             December 31,
                                                        -------------------
                                                          1997      1998
                                                        --------- ---------
Deferred Tax Assets:
Accounts receivable allowances ......................       $804      $966
Tax over book depreciation...........................       (782)      341
Nondeductible accruals ..............................      2,100     2,362
Deferred licensing fee revenue ......................      4,641     1,723
Net operating loss carryforwards ....................      4,901     3,963
Research and other credit carryforwards .............      1,383     1,744
Foreign tax credits and losses ......................      1,216     2,045
                                                        --------- ---------
                                                          14,263    13,144
Valuation allowance .................................     (9,140)  (10,390)
                                                        --------- ---------
                                                           5,123     2,754
Deferred Tax Liabilities:
Conversion from cash to accrual basis of accounting .      5,542     2,754
                                                        --------- ---------
Net deferred tax liability ..........................       $419       --
                                                        ========= =========


        As of December 31, 1998, the Company had federal net operating loss carryforwards of approximately $10.2 million. The net operating loss carryforwards will expire beginning in 2010 through 2012, if not utilized. The Company also has domestic research and experimental tax credits of approximately $0.72 million which expire in years 2010 to 2012 if not utilized; domestic and foreign tax credits of approximately $0.84 million which expire in years 1998 through 2002 if not utilized; and foreign net operating loss carryforwards of approximately $2.9 million which can be carried forward indefinitely.

        Due to the Company's limited earnings history, the net deferred tax asset has been fully offset by a valuation allowance.
Approximately $2.95 million of the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when recognized, will be allocated directly to additional paid in capital.

14.  Litigation

    A customer of the Company has filed an American Arbitration Association Demand for Arbitration that claims breach of contract related to the purchase of the Company's software. The Company disputes this claim and intends to defend the action vigorously. The Company believes it has adequate legal defenses and that the ultimate outcome of this action will not have a material effect on the Company's financial position and results of operations. However, the ultimate outcome of any litigation is uncertain, and therefore an unfavorable outcome could have a material negative impact on the Company.




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.


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


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information concerning the Company's Directors required by this
Item is incorporated by reference to the information contained under the captions "Election of Director-Nominees" and "Compliance with Section
16(a) of the Securities Exchange Act of 1934" in the Proxy Statement.
The information concerning the Company's officers required by this Item is included in the Section in Part I hereof entitled "Executive
Officers".


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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated by reference to the information contained under the caption "Certain Relationships and Related Transactions" in the Proxy Statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
8-K

(a) (1) Financial Statements

The Financial Statements required by this item, together with the report of independent auditors, are filed as part of this Form 10-
K.  See Index to Consolidated Financial Statements under Item 8.

(2) Financial Statement Schedule

The following financial statement schedule of Indus International, Inc. for the years ended December 31, 1998, 1997 and 1996 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Indus International, Inc.

                Schedule II     Valuation and Qualifying Accounts

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated
Financial Statements or Notes thereto.

(3) Exhibits

The following exhibits are filed herewith or incorporated by reference.

  Exhibit
  Number                          Exhibit Description
-----------  -------------------------------------------------------------
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

      10.1 * Indus International, Inc. 1997 Stock Plan (incorporated by reference to Exhibit 10.1 to the Proxy Statement)

      10.2 * Indus  International,  Inc.  1997  Employee  Stock  Purchase Plan
             (incorporated   by   reference  to  Exhibit  10.2  to  the  Proxy
             Statement)

      10.3 * Indus International, Inc. 1997 Director Option Plan (incorporated by reference to Exhibit 10.3 to the Proxy Statement)

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

     10.24 Form of Stock Purchase Warrant between TSW and Warburg and schedule of substantially similar Agreements (incorporated by reference to Exhibit 10.24 to the Proxy Statement)

     10.25 Form of Subordinated Floating Rate Note payable by TSW to Warburg and schedule of substantially similar agreements (incorporated by reference to Exhibit 10.25 to the Proxy Statement)

     10.26 * Employment   Agreement  dated  July  19,  1994  between  TSW  and
             Christopher  R.  Lane  ("Lane")  (incorporated  by  reference  to
             Exhibit 10.26 to the Proxy Statement)

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

     10.36   Credit  Agreement  dated  September  2, 1997 (as amended  through
             First  Amendment  dated September 16, 1997) with Sumitomo Bank of
             California and Union Bank of California, N.A. (incorporated by reference to Exhibit 10.01 to the Registrant's Quarterly Report on Form 10-Q (File No. 0-22993) filed with the Securities and
             Exchange Commission on November 14, 1997)

     10.37   Stock Purchase Agreement dated January 13, 1999 between Robert W.
             Felton, Warburg Pincus Investors, L.P. and Indus International, Inc.

      13.1   Portions of the Registrant's Annual Report

      21.1   Subsidiaries of Registrant

      23.1   Consent of Ernst & Young LLP, Independent Auditors

      24.1   Power of Attorney, filed on page 24 of this report.

      27.1   Financial Data Schedule

-----------
*    Designates management contract or compensatory plan or arrangement.

(b)  Reports on Forms 8-K.

        The following reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 1998.

                Form 8K reporting Item 5 (dated October 16, 1998) was filed November 2, 1998.

                                  SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Indus International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              INDUS INTERNATIONAL, INC.

                                              /s/ William J. Grabske
                                              --------------------
                                              William J. Grabske
                                              Chairman of the Board
                                              of Directors, President
                                              and Chief Executive Officer

                                              Date:  March 29, 1998


                                 POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints William J. Grabske and Albert J. Wood, jointly and severally, his/her attorneys-in-fact, each with the power of substitution, for him/her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his/her substitute or substitutes may do or cause to be done by virtue hereof.


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Signature                         Title                      Date
---------------------------  ----------------------------------  --------------
 /s/ William J. Grabske      Chairman of the Board of Directors, March 29, 1999
---------------------------  President and Chief Executive Officer
    (William J. Grabske)     Principal Executive Officer


 /s/ Albert J. Wood          Vice President of Finance and       March 29, 1999
---------------------------  Treasurer, Principal Financial and
    (Albert J. Wood)         Accounting Officer


 /s/ Robert W. Felton        Director                            March 29, 1999
---------------------------
    (Robert W. Felton)


 /s/ William H. Janeway      Director                            March 29, 1999
---------------------------
    (William H. Janeway)


 /s/ Joseph P. Landy         Director                            March 29, 1999
---------------------------
    (Joseph P. Landy)


 /s/ Jeanne D. Wohlers       Director                            March 29, 1999
---------------------------
    (Jeanne D. Wohlers)

                                  EXHIBIT INDEX

  Exhibit
  Number                          Exhibit Description
-----------  -------------------------------------------------------------
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

      10.1 * Indus International, Inc. 1997 Stock Plan (incorporated by reference to Exhibit 10.1 to the Proxy Statement)

      10.2 * Indus  International,  Inc.  1997  Employee  Stock  Purchase Plan
             (incorporated   by   reference  to  Exhibit  10.2  to  the  Proxy
             Statement)

      10.3 * Indus International, Inc. 1997 Director Option Plan (incorporated by reference to Exhibit 10.3 to the Proxy Statement)

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

     10.24 Form of Stock Purchase Warrant between TSW and Warburg and schedule of substantially similar Agreements (incorporated by reference to Exhibit 10.24 to the Proxy Statement)

     10.25 Form of Subordinated Floating Rate Note payable by TSW to Warburg and schedule of substantially similar agreements (incorporated by reference to Exhibit 10.25 to the Proxy Statement)

     10.26 * Employment   Agreement  dated  July  19,  1994  between  TSW  and
             Christopher  R.  Lane  ("Lane")  (incorporated  by  reference  to
             Exhibit 10.26 to the Proxy Statement)

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

     10.36   Credit  Agreement  dated  September  2, 1997 (as amended  through
             First  Amendment  dated September 16, 1997) with Sumitomo Bank of
             California and Union Bank of California, N.A. (incorporated by reference to Exhibit 10.01 to the Registrant's Quarterly Report on Form 10-Q (File No. 0-22993) filed with the Securities and
             Exchange Commission on November 14, 1997)

     10.37   Stock Purchase Agreement dated January 13, 1999 between Robert W.
             Felton, Warburg Pincus Investors, L.P. and Indus International, Inc.

      13.1   Portions of the Registrant's Annual Report

      21.1   Subsidiaries of Registrant

      23.1   Consent of Ernst & Young LLP, Independent Auditors

      24.1   Power of Attorney, filed on page 24 of this report.

      27.1   Financial Data Schedule

-----------
*    Designates management contract or compensatory plan or arrangement.




                                 INDUS INTERNATIONAL, INC.

                                        SCHEDULE II
                             VALUATION AND QUALIFYING ACCOUNTS

                                  (Amounts in thousands)

                                                 Charged to
                            Balance at Charged to  Other   Charges- AddBalance at
                            Beginning  Costs and Account-   (Deduct)-    Ending
Year        Description     of Period  Expenses  Describe  Describe (1)of Period
----------- --------------- ---------- --------- --------- ----------- ----------
            Allowance for
1998        doubtful amounts   $1,974    $2,130      --         ($526)    $3,578

1997        Allowance for
            doubtful amounts    1,247       945      --          (218)     1,974

1996        Allowance for
            doubtful amounts    1,238       573      --          (564)     1,247