Form 10-Q
period 1999-03-31
INDUS INTERNATIONAL INC
filed 1999-05-17
CIK 1041333

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------
                                    Form 10-Q

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1999

                                       or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No___


As of April 30, 1999, Registrant had outstanding 32,324,345 shares of Common Stock, $.001 par value.

===============================================================================

                             TABLE OF CONTENTS
                     Part I: Financial Information


Item  1.   Financial Statements (unaudited):
           Condensed Consolidated Statements of Operations - three
               months ended March 31, 1999 and 1998
           Condensed Consolidated Balance Sheets - March 31, 1999 and
               December 31, 1998
           Condensed Consolidated Statements of Cash Flows - three months ended
               March 31, 1999 and 1998
           Notes to Condensed Consolidated Financial Statements
Item  2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations
Item  3.   Quantitative and Qualitative Disclosures About Market Risk

                      Part II: Other Information

Item  1.   Legal Proceedings
Item  2.   Changes in Securities and Use of Proceeds
Item  3.   Defaults Upon Senior Securities
Item  4.   Submission of Matters to a Vote of Security Holders
Item  5.   Other Information
Item  6.   Exhibits and Reports on Form 8-K

           Signatures

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                           INDUS INTERNATIONAL, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands, except per share amounts)
                                 (Unaudited)

                                                       Three Months Ended
                                                             March 31,
                                                      -------------------
                                                        1999      1998
                                                      --------- ---------
Revenues:
     Software licensing fees .........................  $5,652   $14,360
     Services and maintenance ........................  39,325    30,364
                                                      --------- ---------
         Total revenues ..............................  44,977    44,724
Cost of revenues .....................................  22,636    24,130
                                                      --------- ---------
Gross margin .........................................  22,341    20,594
                                                      --------- ---------
Operating expenses:
     Research and development ........................   8,394     6,853
     Sales and marketing .............................   7,015     5,581
     General and administrative ......................   3,814     3,108
                                                      --------- ---------
         Total operating expenses ....................  19,223    15,542
                                                      --------- ---------
Income from operations............ ...................   3,118     5,052
Interest and other income (expense), net..............     258      (215)
                                                      --------- ---------
Income before income taxes ...........................   3,376     4,837
Provision for income taxes ...........................     700       450
                                                      --------- ---------
Net income............................................   2,676     4,387
                                                      ========= =========

Earnings per share (Basic) ...........................   $0.08     $0.15
                                                      ========= =========
Earnings per share (Diluted)...... ...................   $0.08     $0.12
                                                      ========= =========
Shares used in computing earnings per share (Basic)...  31,732    30,053
                                                      ========= =========
Shares used in computing earnings per share (Diluted).  34,058    35,586
                                                      ========= =========


                            See accompanying notes

                            INDUS INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                 (In thousands)

                                                        March 31,    December 31,
                                                           1999         1998
                                                       ------------  -----------
                                                       (Unaudited)
                            ASSETS
Current assets:
  Cash and cash equivalents............................    $24,653      $23,554
  Marketable securities ...............................     19,475       15,596
  Billed accounts receivable, less allowance for
   doubtful accounts of $4,178 at March 31, 1999
   and $3,578 at December 31, 1998 ....................     48,585       56,921
  Unbilled accounts receivable ........................     25,888       21,474
  Other current assets ................................      6,010        5,517
                                                       ------------  -----------
Total current assets ..................................    124,611      123,062
Property and equipment, net ...........................     15,906       15,906
Investments and intangible assets, net................      10,999       11,364
Other assets ..........................................        269          453
                                                       ------------  -----------
                                                          $151,785     $150,785
                                                       ============  ===========
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Borrowing under line of credit ......................    $14,650      $19,650
  Current portion of obligations under capital leases .        958        1,355
  Accounts payable ....................................      9,905        9,482
  Other accrued liabilities ...........................     14,077       16,721
  Deferred revenue ....................................     21,218       17,245
                                                       ------------  -----------
Total current liabilities .............................     60,808       64,453
                                                       ------------  -----------

Obligations under capital leases.......................        257          257

Stockholders' equity:
  Common Stock ........................................         32           32
  Additional capital ..................................    104,512      102,622
  Deferred Compensation and other......................       (248)        (740)
  Accumulated deficit .................................    (10,597)     (13,273)
  Accumulated other comprehensive income...............     (2,979)      (2,566)
                                                       ------------  -----------
Total stockholders' equity ............................     90,720       86,075
                                                       ------------  -----------
                                                          $151,785     $150,785
                                                       ============  ===========



                           See accompanying notes.


                       INDUS INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                         Three Months Ended
                                                               March 31,
                                                       ----------------------
                                                          1999        1998
                                                       ----------  ----------
Cash flows from operating activities:
Net income.............................................   $2,676      $4,387
Adjustments to reconcile net income to net cash
   provided  by  operating activities:
     Depreciation and amortization ....................    1,803       2,086
     Changes in operating assets and liabilities.......    5,520      (3,771)
     Other............................ ................      --          157
                                                       ----------  ----------
Net cash provided by operating activities .............    9,999       2,859
                                                       ----------  ----------
Cash flows from investing activities:
Purchase of marketable securities .....................  (54,554)        (83)
Sale of marketable securities .........................   50,675      10,850
Acquisition of property and equipment .................   (1,964)     (1,377)
Other .................................................      (42)       (141)
                                                       ----------  ----------
Net cash provided by (used in) investing activities ...   (5,885)      9,249
                                                       ----------  ----------
Cash flows from financing activities:
Net repayment of line of credit .......................   (5,000)        --
Net repayment of capital leases........................     (397)     (1,197)
Net proceeds from issuance of common stock ............    1,890         490
Notes receivable from shareholders ....................      492         --
                                                       ----------  ----------
Net cash used in financing activities .................   (3,015)       (707)
                                                       ----------  ----------
Net increase in cash and cash equivalents .............    1,099      11,401
Cash and cash equivalents at beginning of period ......   23,554      11,052
                                                       ----------  ----------
Cash and cash equivalents at end of period ............  $24,653     $22,453
                                                       ==========  ==========












                          See accompanying notes.

INDUS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Business and Basis of Presentation

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

        The accompanying unaudited condensed consolidated financial information has been prepared by management, in accordance with generally accepted accounting principles for interim financial information and pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1999 and results of operations and cash flows for all periods presented have been made. The condensed consolidated balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

        These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as included in the Company's 1998 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the three month ended March 31, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1999.

        Comprehensive Income (Loss)

        Comprehensive losses (primarily foreign currency translation effects and unrealized losses on marketable securities) amounted to $3.0 million and $4.2 million, respectively, for the three months ended March 31, 1999 and 1998.



2. Earnings Per Share

        Earnings per share (Basic) is computed using net income and the weighted average number of common shares outstanding during each period. Earnings per share (Diluted) is computed using net income and the weighted average number of common and dilutive common equivalent shares outstanding during each period. The computation of the weighted average number of shares outstanding for the three month periods ended March 31, 1999 and 1998 is as follows (in thousands):

                                                       Three Months Ended
                                                             March 31,
                                                      -------------------
                                                        1999      1998
                                                      --------- ---------
Weighted average outstanding - used
  for basic ..............................              31,732    30,053

Options value using treasury stock
  method .................................                 917     2,829

Dilutive effect-Warrants (assumed
  from former TSW International, Inc.) ...               1,409     2,704

                                                      --------- ---------
Weighted average outstanding and dilutive
  equivalents - used for dilutive ........              34,058    35,586
                                                      ========= =========




3. Litigation

A customer had filed an American Arbitration Association Demand for Arbitration that claims breach of contract related to the purchase of the Company's software. This claim was settled on April 7, 1999. The outcome did not have a material impact on the Company.

The Company is a party to currently pending legal proceedings in which a former employee of the Company has filed a complaint alleging breach of contract. The Company believes that this complaint is without merit and is defending it vigorously. The Company anticipates a favorable outcome, however, litigation is subject to inherent uncertainties and, thus, there can be no assurance that this complaint will be resolved favorably to the Company or that the outcome of this matter will not have a material adverse affect on the Company's financial position and results of operations. No provision for any liability that may from this matter has been made in the accompanying unaudited condensed consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in "Factors Affecting Future Results".

Results of Operations

The following table sets forth for the periods indicated the percentage of total revenues represented by certain line items in the Company's statements of operations:
                            Percent of Total Revenues

                                                       Three Months Ended
                                                             March 31,
                                                      -------------------
                                                        1999      1998
                                                      --------- ---------
Revenues:
     Software licensing fees .........................    12.6%     32.1%
     Services and maintenance ........................    87.4%     67.9%
                                                      --------- ---------
         Total revenues ..............................   100.0%    100.0%
Cost of revenues .....................................    50.3%     53.9%
                                                      --------- ---------
Gross margin .........................................    49.7%     46.1%

Operating expenses:
     Research and development ........................    18.7%     15.3%
     Sales and marketing .............................    15.6%     12.5%
     General and administrative ......................     8.5%      7.0%
                                                      --------- ---------
         Total operating expenses ....................    42.8%     34.8%
                                                      --------- ---------
Income from operations............ ...................     6.9%     11.3%
Other income, net.....................................     0.6%     -0.5%
                                                      --------- ---------
Income before income taxes ...........................     7.5%     10.8%
Provision for income taxes ...........................     1.6%      1.0%
                                                      --------- ---------
Net income............................................     5.9%      9.8%
                                                      ========= =========







Revenues. Total revenues increased 1% to $45.0 million in the three months ended March 31, 1999 from $44.7 million in the same period of 1998. As most of the Company's contracts are denominated in U.S. dollars, foreign currency fluctuations have not materially impacted the results of operations.

Revenues from software licensing fees decreased by 61% to $5.7 million in the three months ended March 31, 1999 from $14.4 million in 1998. Reduced software licensing fee sales were a result of the reengineering of the Company's North American sales organization, as well as an industry-wide slowdown in enterprise application market. Software licensing fees as a percentage of revenue were 13% and 32% for the three months ended March 31, 1999 and 1998, respectively.

Revenues from services and maintenance increased by 30% to $39.3 million in the three months ended March 31, 1999 from $30.4 million in 1998 resulting primarily from increases in consulting services generated by new contracts and additional consulting projects for existing customers. Services and maintenance as a percentage of revenue were 87% and 68% for the three months ended March 31, 1999 and 1998, respectively.

The Company does not believe that the revenue growth in services and maintenance experienced in the first three months of 1999 is necessarily indicative of any revenue growth that may occur in future periods.

Cost of Revenues. Cost of revenues consists primarily of (i) personnel and related costs for implementation (including account executive personnel), (ii) training and customer support services and (iii) sublicense fees to third parties upon the sale of the Company's product containing such third-party software. Gross margin on license fees are substantially higher than gross margin on service revenue, reflecting the low packaging and production costs of software products compared with the relatively high personnel costs associated with providing implementation, maintenance, consulting and training services

Cost of revenues decreased 6% to $22.6 million in the three months ended March 31, 1999 from $24.1 million in 1998. The decrease in absolute dollars in cost of revenues was due principally to the increased utilization of personnel for services and maintenance and decrease in third party license fees. As a percent of total revenue, cost of revenues was 50% and 54% for the quarters ended March 31, 1999 and 1998, respectively.

Research and Development (R&D). Research and development expenses consist primarily of: (i) personnel and related costs, (ii) computer timeshare costs and (iii) third party consultant fees directly attributable to the development of new software application products and enhancements to existing products.

Research and development expenses increased 22% to $8.4 million in the three months ended March 31, 1999 from $6.9 million in 1998 as the Company delivered versions 7.0 and 8.0 respectively of PASSPORT and EMPAC during the quarter ended March 31, 1999. As a percent of total revenue, research and development expenses were 19% and 15% for the quarters ended March 31, 1999 and 1998, respectively. The Company believes that a significant level of investment in R&D is essential to remain competitive. The amount of R&D in absolute dollars for a particular period may vary depending on the projects in progress. To date, the Company has expensed all software development costs because development costs incurred subsequent to the establishment of technological feasibility have not been material.

Sales and Marketing. Sales and marketing expenses increased 26% to $7.0 million in the three months ended March 31, 1999 from $5.6 million in 1998. As a percent of total revenue, sales and marketing expenses were 16% and 13% for the three months ended March 31, 1999 and 1998, respectively. The increase in these expenditures were primarily related to expansion of the Company's sales and marketing staff and associated costs and the implementation of promotional programs to improve name and product recognition.

General and Administrative. General and administrative expenses increased 23% to $3.8 million in the three months ended March 31, 1999 from $3.1 million in 1998. As a percent of total revenue, general and administrative expenses were 8% and 7% for the three months ended March 31, 1999 and 1998, respectively. General and administrative expenses in absolute dollars increased primarily due to an increase in the allowance for doubtful accounts.

Provision for Income Taxes. Income tax expense of $700,000 and $450,000 represented federal and state corporate income taxes for the three months ended March 31, 1999 and 1998, respectively. These include a $650,000 and $1.5 million tax benefit for these respective periods for utilization of net operating loss carryovers and other tax credits not previously recorded.

Liquidity and Capital Resources

The Company had total assets of $151.8 million and $150.8 million at March 31, 1999 and December 31, 1998, respectively. Historically, the Company has financed its operations primarily through cash provided by operations, borrowings under its line of credit, sales of Preferred Stock to a principal shareholder and funds borrowed from principal shareholders. In March 1996, The Indus Group, Inc., a predecessor corporation of the Company, received $33.9 million, representing the proceeds (net of underwriting commissions and offering costs) from an initial public offering of 2,500,000 shares of its Common Stock. These proceeds were used to purchase marketable securities (comprised of municipal and U.S. government obligations) and certain cash equivalent instruments. TSW International, Inc., a predecessor corporation of the Company, financed its activities largely through approximately $38.0 million provided by its principal shareholder in exchange for subordinated notes and preferred stock.

As of March 31, 1999, the Company's principal sources of liquidity consisted of approximately $24.7 million in cash and cash equivalents, $19.5 million in marketable securities and an available revolving bank line of credit of up to $35 million. The revolving credit facility expires on July 31, 1999. Borrowings under the line of credit bear interest at the prime rate or LIBOR rate plus 1.25% (6.18% as of March 31, 1999) and are available under the line of credit based on a percentage of eligible accounts receivables. Borrowings of approximately $14.7 million were outstanding as of March 31, 1999.

In the three months ended March 31, 1999, cash and cash equivalents increased by 5% while marketable securities increased by 25%. This was primarily due to an increase in cash of approximately $10 million provided by operating activities. The purchase of property and equipment used cash of approximately $2 million. Financing activities used cash of approximately $3 million, primarily for a $5 million paydown of the line of credit offset partially by the repayment by a stockholder of a note receivable and proceeds from the exercise of stock options.

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

In addition to its line of credit, the Company's principal commitments at March 31, 1999 consisted of obligations under operating leases for facilities and computer equipment.

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

Status of Progress in Becoming Year 2000 Compatible: The Company has a formal Year 2000 Program focusing on four key areas: 1) Information Technology, addressing internal software and business systems; 2) the Company's Products; 3) Third Party, addressing the preparedness of non-IT suppliers; 4) the Company's Facilities. For each readiness area, based on a phased approach, the Company is performing a worldwide risk assessment, remediating and conducting testing, implementing solutions, and communicating with employees, suppliers and customers to raise awareness of the Year 2000 problem. The Year 2000 Program is managed by full time Y2K project personnel. The Company has inventoried over 400 key suppliers of goods and services to the Company and has either mailed surveys or captured their Y2K Disclosure information off the web. It is the process of evaluating responses and following-up. It is our goal to have this phase completed by June 30, 1999. Presently we have received responses from approximately 20% of the suppliers surveyed. The Company intends to disqualify potentially non-compliant sources and re-qualify alternative sources to help mitigate potential business disruptions.

Information Technology Program: The Company is continuing its assessment of internal applications and computer hardware. The program is addressing not only the supplier's year 2000 product integrity but also assesses the supplier's ability to provide product and services. Hardware assessment includes workstations, servers, telecommunication equipment and other items. The assessment of major applications, servers and networks is complete. Presently, 94% of the major applications have been verified compatible. Furthermore 85% of the servers and networks that required action have been addressed and 46% of the operating systems have been evaluated. Completion of the testing phase for all significant systems is expected by June 30, 1999, with all remediated systems expected to be fully tested and implemented by September 30, 1999.

Product Readiness Program: This program focuses on identifying and resolving the Year 2000 issues existing in the Company's currently supported products. It encompasses a number of activities including product testing, evaluation, product engineering and quality assurance. The program began in 1998 and work will continue through 1999.

Third Party Program: The Company has completed the survey of its significant 3rd party service suppliers. The key vendors included the Company's banking, insurance and investment partners. The Company has received and reviewed all of their Y2K disclosure information and confirmed they are Year 2000 compatible. To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. There may be certain third parties, such as utilities, telecommunication companies or material vendors, where alternate arrangements or sources are limited or unavailable. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

Indus Facilities Program: The Company is conducting an assessment of all the Indus facilities and facility suppliers worldwide. The facilities assessment was completed by the end of March 1999 and a spreadsheet detailing areas of responsibilities was developed and sent out to the landlords in mid April. The spreadsheet which will identify areas requiring action is due to be returned to Indus by May 31, 1999. Currently, a plan is due to rectify affected systems. Remediation is approximately 25% complete as of April 1999. Testing and implementation of affected equipment is expected to be 90% complete by July 1999.

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

Costs: The Company will utilize both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is currently estimated at an amount up to $3.0 million and will be funded through operating cash flows. To date, the Company has incurred approximately $1.25 million, related to all phases of the Year 2000 project. The majority of the total costs will be incurred during the next three quarters. The Company is continuing its assessment and refining its cost estimates. There can be no assurance, however that there will not be a delay in, or increased costs associated with the programs described in this section.

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

Factors Affecting Future Results

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

        In the future, the Company will be required to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and to expand, train and manage its employee work force. There can be no assurance that the Company will be able to effectively manage such growth. Our failure to do so would have a material adverse effect on its business, operating results and financial condition. Competition for qualified sales, technical and other personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain additional highly qualified employees in the future. The Company is currently in the process of recruiting a Senior Vice-President of Global Sales. If the Company were unable to hire and retain such personnel, particularly those in key positions, its business, operating results and financial condition would be materially adversely affected. The Company's future success also depends in significant part upon the continued service of its key technical, sales and senior management personnel. The loss of the services of one or more of this key employees could have a material adverse effect on its business, operating results and financial condition. Additions of new and departures of existing personnel, particularly in key positions, can be disruptive and have a material adverse effect on the Company's business, operating results and financial condition.

Intense Competition

        The enterprise asset management software solutions business is highly competitive, rapidly changing and significantly affected by new product introductions and other market activities of industry participants. The Company's competitors include companies in the enterprise, departmental, and point solutions market segments. At the enterprise solution level, the Company's main competitor is SAP. The Company counters SAP by offering best-of-breed solution sets that include application integration to provide interoperability with Oracle's corporate financial applications and PeopleSoft's corporate financial, payroll, and human resources applications. In the departmental or plant solutions market for Tier 1 customers, the Company competes primarily with other EAM software vendors such as Mincom Corp., Project Software & Development, Inc. (PSDI), Marcam, Walker, and DataStream, Inc. Point solutions vendors such as Severn Trent Systems, Synercom, and others provide competing software products to industry sub-sectors such as transmission and distribution of electric power for utilities. In the future, the Company may also face competition from Oracle, PeopleSoft and SPL WorldGroup B.V. if they elect to broaden their solutions to include some components of EAM functionality. In addition, the Company faces competition from suppliers of custom-developed business application software that have focused largely on proprietary mainframe- and microcomputer-based systems with highly customized software, such as the systems consulting groups of major accounting firms and systems integrators. The Company also faces competition from systems developed by the internal MIS departments of large organizations.

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

Changes in Market Demand

        Overall demand for enterprise software may grow more slowly or actually decrease in upcoming quarters and years. In 1999, a number of major providers of enterprise software have reported revenue growth substantially slower growth than in previous periods. The Company believes this trend may be a result of organizations devoting information technology resources and budgets towards resolving Year 2000 issues; however it may also reflect a saturation of the market for enterprise software. The Company has reported a decrease in software licensing fees by 65% in Q1 1999 as compared to Q1 1998. To the extent that the overall slowdown in the market for enterprise software market continues or worsens, the Company's business, results of operations and financial condition are likely to be adversely affected.

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

International Operations

         International revenue (from sales outside the United States, Canada and Mexico) accounted for approximately 20%, 14% and 13% of total revenues in 1996, 1997 and 1998, respectively. The Company maintains an international operational presence in the United Kingdom, Australia and France. In addition, the Company has established international sales and support offices in Europe and Australia; and expects international sales to become a more significant component of its business.
International expansion may require the Company to establish additional foreign operations and hire additional personnel. This may require significant management attention and financial resources and could adversely affect the Company's operating margin. To the extent the Company is unable to effect these additions efficiently and in a timely manner, its growth, if any, in international sales will be limited, and its business, operating results and financial condition could be materially and adversely affected. There can be no assurance that the Company will be able to maintain or increase international market demand for its products.

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

        Recent economic trends, particularly in the Asia-Pacific marketplace, have caused a heightened awareness of the impact this portion of the world's economy can have on the overall economy. As the Asia-Pacific market currently represents almost one-third of the world's buying power and approximately 3% of the Company's revenues are to this region, changes in this area's economic growth rate may impact suppliers of product into that market. While the actual magnitude of the business at risk is unknown, it is likely that capital spending in this market will continue to decrease and thus, the Company's ability to increase revenues in this region may be negatively impacted.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the reported market risks since December 31, 1998.


PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to currently pending legal proceedings in which a former employee of the Company has filed a complaint alleging breach of contract. The Company believes that this complaint is without merit and is defending it vigorously. The Company anticipates a favorable outcome, however, litigation is subject to inherent uncertainties and, thus, there can be no assurance that this complaint will be resolved favorably to the Company or that the outcome of this matter will not have a material adverse affect on the Company's financial position and results of operations. No provision for any liability that may from this matter has been made in the unaudited condensed consolidated financial statements included elsewhere herein.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

        Report of Use of Proceeds from Initial Public Offering dated February 29, 1996 (Form SR)

        Aggregate offering price                        $37,500,000
        Expenses incurred in connection with offering     3,636,236
        Net offering proceeds to issuer                 $33,863,764
        Purchase of equipment                             2,714,000
        Income taxes                                      3,841,421
        Working capital                                  27,308,343
        Proceeds remaining                              $         0

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.

27.01   Financial Data Schedule

(b)     Reports on Forms 8-K.

The following report on Form 8K was filed during the first quarter ended March 31, 1999.

     Form 8K reporting Item 5 (dated March 23, 1999) was filed
April 13, 1999.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                                   INDUS INTERNATIONAL, INC.
                                                               (Registrant)




Date:  May 17, 1999
                                                        /s/ Albert J. Wood
                                                        Albert J. Wood
                                                        Vice President of
                                                        Finance and Treasurer
                                                        Principal Financial and
                                                        Accounting Officer