Form 10-Q
period 1999-06-30
INDUS INTERNATIONAL INC
filed 1999-08-16
CIK 1041333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number: 0-22993

INDUS INTERNATIONAL, INC.
(Exact name of Registrant as specified in its charter)

             Delaware                                                                  94-3273443
(State or Other Jurisdiction of Incorporation or Organization)                       (I.R.S. Employer Identification No.)

60 Spear Street, San Francisco, California 94105
(Address of principal executive offices, including zip code)

(415) 904-5000
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         [X] Yes       [   ] No

As of July 31, 1999, Registrant had outstanding 32,461,176 shares of Common Stock, $.001 par value.

INDUS INTERNATIONAL, INC.
FORM 10-Q
Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):

        Condensed Consolidated Statements of Operations - three and six months ended June 30, 1999 and 1998

        Condensed Consolidated Balance Sheets - June 30, 1999 and December 31, 1998

        Condensed Consolidated Statements of Cash Flows - six months ended June 30, 1999 and 1998

        Notes To Condensed Consolidated Financial Statements

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

        Introduction

        Results of Operations

        Liquidity and Capital Resources

Item 3: Quantitative and Qualitative Disclosures about Market Risks

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

Item 2: Changes in Securities and Use of Proceeds

Item 3: Defaults Upon Senior Securities

Item 4: Submission of Matters to a Vote of Security Holders

Item 5: Other Information

Item 6: Exhibits and Reports on Form 8-K

Signatures

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDUS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

                                     Three Months Ended    Six Months Ended
                                                June 30,            June 30,
                                         ------------------- -------------------
                                            1999       1998     1999       1998
                                         --------- --------- --------- ---------

Revenues:
     Software license fees ............    $8,391   $11,564   $14,043   $25,924
     Services and maintenance .........    43,290    34,002    82,615    64,366
                                         --------- --------- --------- ---------
         Total revenues ...............    51,681    45,566    96,658    90,290
Cost of revenues ......................    26,930    26,873    49,566    51,003
                                         --------- --------- --------- ---------
Gross profit ..........................    24,751    18,693    47,092    39,287
                                         --------- --------- --------- ---------
Operating expenses:
     Research and development .........     8,282     7,242    16,676    14,095
     Sales and marketing ..............     7,894     7,058    14,909    12,639
     General and administrative .......     4,363     3,688     8,177     6,796
                                         --------- --------- --------- ---------
         Total operating expenses .....    20,539    17,988    39,762    33,530
                                         --------- --------- --------- ---------
Income from operations ................     4,212       705     7,330     5,757
Interest and other income (expense), net.  38,915      (206)   39,173      (421)
                                         --------- --------- --------- ---------
Income before income taxes ............    43,127       499    46,503     5,336
Provision for income taxes ............    16,267      --      16,967       450
                                         --------- --------- --------- ---------
Net income ............................   $26,860      $499   $29,536    $4,886
                                         ========= ========= ========= =========

Earnings per share (basic) ............     $0.83     $0.02     $0.92     $0.16
                                         ========= ========= ========= =========
Earnings per share (diluted) ..........     $0.79     $0.01     $0.87     $0.14
                                         ========= ========= ========= =========
Shares used in computing earnings
  per share (basic) .....................  32,218    30,495    31,975    30,274
                                         ========= ========= ========= =========
Shares used in computing earnings
  per share (diluted) ...................  34,139    36,010    34,099    35,798
                                         ========= ========= ========= =========

       See accompanying notes.

INDUS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands)

                                                          June 30,    December 31
                                                             1999        1998
                                                        ------------  -----------
                                                        (Unaudited)
                            ASSETS
Current assets:
  Cash and cash equivalents...........................      $22,995      $23,554
  Marketable securities ..............................       67,125       15,596
  Billed accounts receivable, less allowance
   for doubtful accounts of $2,585 at June 30, 1999
   and $3,578 at December 31, 1998.....................      42,739       56,921
  Unbilled accounts receivable .......................       23,787       21,474
  Other current assets ...............................        5,728        5,517
                                                        ------------  -----------
       Total current assets ..........................      162,374      123,062
Property and equipment, net ..........................       15,135       15,906
Intangible assets, net................................        2,624       11,364
Other assets .........................................          481          453
                                                        ------------  -----------
          Total assets                                     $180,614     $150,785
                                                        ============  ===========
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Borrowing under lines of credit ....................           $0      $19,650
  Current portion of obligations under capital leases           663        1,355
  Accounts payable ...................................        8,797        9,482
  Income taxes payable ...............................       16,967           57
  Other accrued liabilities ..........................       14,869       16,664
  Deferred revenue ...................................       21,210       17,245
                                                        ------------  -----------
       Total current liabilities .....................       62,506       64,453
                                                        ------------  -----------

Obligations under capital leases......................           46          257
                                                        ------------  -----------
Stockholders' equity:
  Common stock .......................................           32           32
  Additional paid-in capital .........................      105,421      102,622
  Deferred compensation and other.....................         (248)        (740)
  Retained earnings(accumulated deficit)..............       16,263      (13,273)
  Accumulated other comprehensive loss................       (3,406)      (2,566)
                                                        ------------  -----------
       Total stockholders' equity ....................      118,062       86,075
                                                        ------------  -----------
          Total liabilities and stockholders' equity       $180,614     $150,785
                                                        ============  ===========

        See accompanying notes.

INDUS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                             Six Months Ended
                                                                  June 30,
                                                          ----------------------
                                                              1999       1998
                                                          ----------  ----------
Cash flows from operating activities:
  Net income............................................    $29,536      $4,885
  Adjustments to reconcile net income to net cash
    provided  by  operating activities:
       Depreciation and amortization ...................      4,216       4,002
       Changes in operating assets and liabilities......     29,185      (2,361)
       Gain on sale of investment in Tenfold Corporation..  (38,170)          --
       Other............................................        372         133
                                                          ----------  ----------
Net cash provided by operating activities ..............     25,139       6,659
                                                          ----------  ----------
Cash flows from investing activities:
  Purchase of marketable securities ....................   (175,013)     (8,071)
  Sale of marketable securities ........................    123,484      16,846
  Acquisition of property and equipment ................     (2,670)     (3,882)
  Proceeds from sale of investment in Tenfold Corporation    46,178           --
  Other ................................................        (44)       (141)
                                                          ----------  ----------
Net cash provided by (used in) investing activities ....     (8,065)      4,752
                                                          ----------  ----------
Cash flows from financing activities:
  Net repayment of borrowings under lines of credit .....   (19,650)          --
  Net repayment of capital leases.......................       (903)     (1,771)
  Net proceeds from issuance of common stock ...........      2,428       2,232
  Repayment of note by stockholder .....................        492           --
                                                          ----------  ----------
Net cash provided by (used in) financing activities ....    (17,633)        461
                                                          ----------  ----------
Net increase in cash and cash equivalents ..............       (559)     11,872
Cash and cash equivalents at beginning of period .......     23,554      11,052
                                                          ----------  ----------
Cash and cash equivalents at end of period .............    $22,995     $22,924
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

The accompanying unaudited condensed consolidated financial information has been prepared by management, in accordance with generally accepted accounting principles for interim financial information and pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1999 and results of operations and cash flows for all periods presented have been made. The condensed consolidated balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as included in the Company's 1998 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1999.

2.Comprehensive Income

Comprehensive income, which includes net income plus foreign currency translation effects, amounted to $28.7 million and $4.9 million, respectively, for the six months ended June 30, 1999 and 1998.

3. Earnings Per Share

Earnings per share (basic) is computed using net income and the weighted average number of common shares outstanding during each period. Earnings per share (diluted) is computed using net income and the weighted average number of common and dilutive common equivalent shares outstanding during each period. The computations of the weighted average number of shares outstanding for the three and six month periods ended June 30, 1999 and 1998 are as follows (in thousands):

                                     Three Months Ended    Six Months Ended
                                                June 30,            June 30,
                                         ------------------- -------------------
                                            1999       1998     1999       1998
                                         --------- --------- --------- ---------

Weighted average outstanding - used for    32,218    30,495    31,975    30,274
  for basic ...........................

Options value using treasury stock            612     2,655       765     2,742
  method ..............................

Dilutive effect-warrants (assumed from      1,309     2,860     1,359     2,782
  former TSW International, Inc.) ......  --------- --------- --------- ---------

Weighted average outstanding and
  dilutive equivalents -
  used for dilutive.....................   34,139    36,010    34,099    35,798
                                         ========= ========= ========= =========

4. Litigation

The Company is a party to currently pending legal proceedings in which a former employee of the Company has filed a complaint alleging breach of contract. The Company believes that this complaint is without merit and is defending it vigorously. The Company anticipates a favorable outcome, however, litigation is subject to inherent uncertainties and, thus, there can be no assurance that this complaint will be resolved favorably to the Company or that the outcome of this matter will not have a material adverse affect on the Company's financial position and results of operations. No provision for any liability that may arise from this matter has been made in the accompanying unaudited condensed consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-Q contain forward- looking statements that involve risks and uncertainties. All forward- looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in "Factors Affecting Future Results."

Results of Operations

The following table sets forth for the periods indicated the percentage of total revenues represented by certain line items in the Company's statements of operations:

                            Percent of Total Revenues

                                          Three Months Ended    Six Months Ended
                                                June 30,            June 30,
                                         ------------------- -------------------
                                            1999       1998     1999       1998
                                         --------- --------- --------- ---------

Revenues:
     Software license fees ............      16.2%     25.4%     14.5%     28.7%
     Services and maintenance .........      83.8%     74.6%     85.5%     71.3%
                                         --------- --------- --------- ---------
         Total revenues ...............     100.0%    100.0%    100.0%    100.0%
Cost of revenues ......................      52.1%     59.0%     51.3%     56.5%
                                         --------- --------- --------- ---------
Gross margin...........................      47.9%     41.0%     48.7%     43.5%
                                         --------- --------- --------- ---------
Operating expenses:
     Research and development .........      16.0%     15.9%     17.3%     15.6%
     Sales and marketing ..............      15.3%     15.5%     15.4%     14.0%
     General and administrative .......       8.5%      8.1%      8.4%      7.5%
                                         --------- --------- --------- ---------
         Total operating expenses .....      39.8%     39.5%     41.1%     37.1%
                                         --------- --------- --------- ---------
Income from operations ................       8.1%      1.5%      7.6%      6.4%
Other income, net......................      75.3%    (0.4%)     40.5%    (0.5%)
                                         --------- --------- --------- ---------
Income before income taxes ............      83.4%      1.1%     48.1%      5.9%
Provision for income taxes ............      31.4%      0.0%     17.5%      0.5%
                                         --------- --------- --------- ---------
Net income ............................      52.0%      1.1%     30.6%      5.4%
                                         ========= ========= ========= =========

Revenues. Total revenues increased 13% to $51.7 million in the quarter ended June 30, 1999 from $45.6 million in 1998. In the first six months of 1998, total revenues increased 7% to $96.7 million from $90.3 million in 1998. As most of the Company's contracts are denominated in U.S. dollars, foreign currency fluctuations have not materially impacted the results of operations.

Revenues from software licensing fees decreased by 28% to $8.4 million in the quarter ended June 30, 1999 from $11.6 million in 1998. In the first six months of 1999, license fees decreased by 46% to $14.0 million from $25.9 million in 1998. Reduced software licensing fee sales were due to the reengineering of the Company's North American sales organization, as well as a general industry slowdown in purchases of large scale enterprise applications leading up to the Year 2000.

Revenues from services and maintenance increased by 27% to $43.3 million in the quarter ended June 30, 1999 from $34.0 million in 1998. In the first six months of 1999, services and maintenance revenues increased 28% to $82.6 million from $64.4 million in 1998. The services and maintenance growth resulted primarily from new consulting and implementation projects for existing customers. Services and maintenance as a percentage of revenue were 84% and 75% for the quarters ended June 30, 1999 and 1998, respectively, and 86% and 71% for the six months ended June 30, 1999 and 1998, respectively.

The Company does not believe that the revenue growth in services and maintenance experienced in the first six months of 1999 is necessarily indicative of any revenue growth that may occur in future periods.

Cost of Revenues. Cost of revenues consists primarily of (i) personnel and related costs for implementation and consulting services (including account executive personnel), (ii) training and customer support services and (iii) sublicense fees to third parties upon the sale of the Company's product containing such third-party software. Gross margin on license fees are substantially higher than gross margin on service revenue, reflecting the low packaging and production costs of software products compared with the relatively high personnel costs associated with providing implementation, maintenance, consulting and training services.

Cost of revenues remained relatively flat at $26.9 million in each of the quarters ended June 30, 1999 and 1998. In the first six months of 1999, cost of revenues decreased 3% to $49.6 million from $51.0 million in 1998. This resulted in the gross margin increasing to 48% for the quarter ended June 30, 1999 from 41% for the same period in 1998, and 49% for the six months ended June 30, 1999 from 44% for the same period in 1998. The gross margin improvement was due principally to the increased utilization of personnel for services and maintenance.

Research and Development (R&D). Research and development expenses consist primarily of: (i) personnel and related costs, (ii) computer timeshare costs and (iii) third party consultant fees directly attributable to the development of new software application products and enhancements to existing products.

Research and development expenses increased 15% to $8.3 million in the quarter ended June 30, 1999 from $7.2 million in 1998, and $16.7 million in the six months ended June 30, 1999 from $14.1 million for the same period in 1998 as the Company continued to develop integration products and increase functionality to its products. As a percent of total revenue, research and development expenses were 16% for each of the quarters ended June 30, 1999 and 1998, and 17% and 16% for the six months ended June 30, 1999 and 1998, respectively. The Company believes that a significant level of investment in research and development is essential to remain competitive. The amount of research and development in absolute dollars for a particular period may vary depending on the projects in progress. To date, the Company has expensed all software development costs because development costs incurred subsequent to the establishment of technological feasibility have not been material.

Sales and Marketing. Sales and marketing expenses increased 11% to $7.9 million in the quarter ended June 30, 1999 from $7.1 million in 1998. In the first six months of 1999, sales and marketing expenses increased 18% to $14.9 million from $12.6 million in 1998. As a percent of total revenue, sales and marketing expenses were 15% and 16% for the quarter ended June 30, 1999 and 1998, respectively, and 15% and 14% for the six months ended June 30, 1999 and 1998, respectively. The increase in sales and marketing expenses were primarily related to advertising and promotional costs for strategic alliance programs and telemarketing expenses.

General and Administrative. General and administrative expenses increased 22% to $4.4 million in the three months ended June 30, 1999 from $3.7 million in 1998 and increased 21% to $8.2 million in the six months ended June 30, 1999 from $6.8 million in 1998. As a percent of total revenue, general and administrative expenses were 8% for the quarter ended June 30, 1999 and 1998, and 9% and 8% for the six months ended June 30, 1999 and 1998, respectively. The increase in general and administrative expenses resulted from a change in management personnel and additional accruals for lease costs in the UK.

Interest and Other Income (Expense). Interest and other income (expense) increased to $38.9 million in the three months ended June 30, 1999 from ($.2) million in 1998 and increased to $39.2 million in the six months ended June 30, 1999 from ($.4) million in 1998 primarily due to the $38.2 million gain on sale of the Company's investment in Tenfold Corporation in May 1999.

Provision for Income Taxes. Income tax expense of $16.3 million represented an estimate for federal, state and foreign taxes for the quarter ended June 30, 1999. The Company's effective tax rate is 36% for the six months ended June 30, 1999 and differs from the statutory rate primarily due to utilization of net operating loss carryovers, research and engineering credits and foreign tax credits.

Liquidity and Capital Resources

As of June 30, 1999, the Company's principal sources of liquidity consisted of approximately $23.0 million in cash and cash equivalents, $67.1 million in marketable securities and an available revolving bank line of credit of up to $35 million. The revolving credit facility expires on July 31, 2000. Borrowings under the line of credit bear interest at the prime rate or LIBOR rate plus 1.25% and are available under the line of credit based on a percentage of eligible accounts receivables. No borrowings were outstanding under the line of credit as of June 30, 1999.

In the six months ended June 30, 1999, cash, cash equivalents and marketable securities increased 130% to $90.1 million from $39.2 million at December 31, 1998. This was primarily due to an increase in cash of approximately $46.2 million provided by the sale of the Company's investment in Tenfold Corporation. The purchase of property and equipment used cash of approximately $2.7 million. Financing activities used cash of approximately $19.7 million to pay down the balance of the borrowing under the Company's line of credit.

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

The Company's plan to resolve the Year 2000 Issue involves the continuing effort in the following four phases: assessment, remediation, testing, and implementation. To date, the Company has made progress in identifying all systems that could be significantly affected by the Year 2000 and have identified areas that require Y2K testing services. The completed assessment could indicate that most of the Company's significant information technology systems will be affected, particularly the general ledger, project accounting and billing systems. In addition, the Company is in the process of gathering information about the Year 2000 compliance status of its significant suppliers and subcontractors and will continue to monitor their compliance.

Status of Progress in Becoming Year 2000 Compatible: The Company has a formal Year 2000 Program focusing on four key areas: 1) Information Technology, addressing internal software and business systems; 2) the Company's Products; 3) Third Party, addressing the preparedness of non- IT suppliers; 4) the Company's Facilities. For each readiness area, based on a phased approach, the Company is performing a worldwide risk assessment, remediating and conducting testing, implementing solutions, and communicating with employees, suppliers and customers to raise awareness of the Year 2000 problem. The Year 2000 Program is managed by full time Y2K project personnel.

Information Technology Program: The Company is continuing its assessment of internal applications and computer hardware. The program is addressing not only the supplier's year 2000 product integrity but also assesses the supplier's ability to provide product and services. Hardware assessment includes workstations, servers, telecommunication equipment and other items. The assessment of major applications, servers and networks is complete. Presently, all of the major applications have been verified compatible. Furthermore, most of the servers and networks that required action have been addressed and most of the operating systems have been certified. All remediated systems are expected to be fully tested and implemented before the end of the year.

The Company has inventoried over 400 key suppliers of goods and services to the Company and has either mailed surveys or captured their Y2K Disclosure information off the web. Presently, we have confirmed most of the suppliers are Y2K compatible. The Company intends to disqualify potentially non-compliant sources and re-qualify alternative sources to help mitigate potential business disruptions.

Product Readiness Program: This program focuses on identifying and resolving the Year 2000 issues existing in the Company's currently supported products. It encompasses a number of activities including product testing, evaluation, product engineering and quality assurance. This process will continue through 1999 and into the Year 2000 as needed.

Third Party Program: The Company has completed the survey of its significant 3rd party service providers. The key vendors included the Company's banking, insurance and investment partners. The Company has received and reviewed all of their Y2K disclosure information and confirmed they are Year 2000 compatible. To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. There may be certain third parties, such as utilities, telecommunication companies or material vendors, where alternate arrangements or sources are limited or unavailable. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

Indus Facilities Program: The Company is conducting an assessment of all the Indus facilities and facility suppliers worldwide. Currently, a plan is in place to obtain the required information by the end of 1999.

Contingency Plans: The Company currently has a contingency plan in place for product support. We are in the process of evaluating the requirements for contingency plans in other areas. There can be no assurance that the Company will be able to develop a contingency plan that will adequately address issues that may arise in the year 2000. Failure by the Company to develop and implement, if necessary, an appropriate contingency plan could have a material impact on the operations of the Company.

Costs: The Company will utilize both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is currently estimated at an amount up to $3.0 million and will be funded through operating cash flows. To date, the Company has incurred approximately $1.7 million, related to all phases of the Year 2000 project. The remaining costs are expected to be incurred during the next two quarters. The Company is continuing its assessment and refining its cost estimates. There can be no assurance, however that there will not be a delay in, or increased costs associated with the programs described in this section.

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

Additional factors that may contribute to future fluctuations in the Company's quarterly operating results include, but are not limited to: (i) development and introduction of new operating systems that require additional development efforts; (ii) introduction or enhancement of products by the Company or its competitors; (iii) changes in demand for the Company's products and services, (iv) economic conditions in process industry segments, (v) changes in pricing policies of the Company or its competitors; (vi) increased competition; (vii) technological changes in computer systems and environments; (viii) the ability of the Company to timely develop, introduce and market new products; (ix) quality control of products sold; (x) changes in demand for the Company's products and services, (xi) market acceptance of new products and product enhancements; (xii) the Company's successful completion of customer funded development and implementation projects, (xiii) the Company's success in expanding its sales and marketing programs; (xiv) personnel changes including changes in Company management; (xv) changes in the Company's sales organization, (xvi) foreign currency exchange rates; (xvii) mix of products sold; (xviii) acquisition costs; and (xix) general economic conditions.

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

Intense Competition

The enterprise asset management (EAM) software solutions business is highly competitive, constantly changing, and significantly affected by new product and technology innovations brought about by industry participants. The Company's competitors include companies in the enterprise, departmental, and point solutions market segments. At the enterprise solution level, the Company's main competitor is SAP. The Company counters SAP by offering best-of-breed solution sets that provide baseline, seamless integration to Oracle's corporate financial applications and PeopleSoft's corporate financial, payroll, and human resources applications. In the departmental or plant solutions market for Tier 1 customers, the Company competes primarily with other EAM software vendors such as Mincom Corp., Project Software & Development, Inc. (PSDI), Marcam, Walker, and Datastream, Inc. Point solutions vendors such as Severn Trent Systems, Synercom, and others provide competing software products to industry sub-sectors such as transmission and distribution of electric power for utilities. In the future, the Company may also face competition from Oracle, PeopleSoft and SPL WorldGroup B.V. if these vendors elect to broaden their solutions to include some components of EAM functionality. In addition, the Company faces competition from suppliers of custom-developed business application software that have focused largely on proprietary mainframe- and microcomputer-based systems with highly customized software, such as the systems consulting groups of major accounting firms and systems integrators. The Company also faces competition from systems developed by the internal MIS departments of large organizations.

The Company competes with businesses that are intensely competitive and adaptable to rapidly evolving markets. In order to remain competitive, the Company must continually enhance its baseline software and integration products and develop new products in a timely fashion. Management believes that the principal competitive factors in the Company's businesses will be product performance and functionality, cost of internal product development as compared with cost of purchase of products supplied by outside vendors, cost of ongoing maintenance, and time-to-market. Many of the Company's competitors will have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than the Company. The Company's success will also depend significantly on its ability to develop more advanced products more quickly and less expensively than its existing competitors and potential competitors and to educate potential customers of the benefits of licensing the Company's products rather than developing their own products. The Company's current and future competitors may introduce products with more features, greater functionality and lower prices than the Company's products. These competitors could also bundle existing or new products with other, more established products in order to compete with the Company. In addition, because there are relatively low barriers to entry for the software market, the Company expects additional competition from other established and emerging companies as the enterprise asset management market continues to expand. Increased competition is likely to result in price reductions, reduced gross margins and loss of sales volume, any of which could materially and adversely affect the Company's business, operating results, and financial condition. Any material reduction in the price of the Company's products would negatively affect its gross revenues and could have a material adverse effect on its business, operating results, and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and the failure to do so would have a material adverse effect upon the Company's business, operating results, and financial condition.

Changes in Market Demand

Overall demand for enterprise software may grow more slowly or actually decrease in upcoming quarters and years. In 1999, a number of major providers of enterprise software have reported revenue growth substantially slower growth than in previous periods. The Company believes this trend may be a result of organizations devoting information technology resources and budgets towards resolving Year 2000 issues; however it may also reflect a saturation of the market for enterprise software. The Company has reported a decrease in software licensing fees by 46% in the first six months of 1999 as compared to the same period in 1998. To the extent that the overall slowdown in the market for enterprise software market continues or worsens, the Company's business, results of operations and financial condition are likely to be adversely affected.

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

British Energy Funded Development and Implementation

The Company signed a co-development and implementation agreement valued at more that $60 million in May, 1999 and will provide products and services over a three year period. Due to the size of this project, the successful and timely completion of the British Energy funded development and implementation may have a material effect on the future financial results of the Company.

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

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company held its annual meeting of stockholders on May 4, 1999.

(b) Pursuant to the election of the five directors listed under Item 1, Robert W. Felton, William J. Grabske, William H. Janeway, Joseph P. Landy and Jeanne D. Wohlers were each elected for a one-year term. Robert W. Felton, William H. Janeway and Joseph P. Landy still continue as directors and were elected at prior annual meeting for a term of one year. William J. Grabske still continues as director and was elected by the Board in December 1998. Jeanne Wohlers still continues as director and was elected by the Board in January 1999.

(c) The Company's stockholders voted the following matters:

(i) Election of five directors. All directors proposed by management were selected.

        Name of                 Number of       Number of
        Nominee                 Votes For       Votes Withheld

        Robert W. Felton        29,454,912      389,945
        William J. Grabske      29,730,752      114,105
        William H. Janeway      29,471,297      373,560
        Joseph P. Landy         29,752,873       91,984
        Jeanne D. Wohlers       29,730,501      114,356

(ii) Approval of an amendment to the 1997 Stock Plan to increase the number of shares reserved for issuance thereunder by 2,500,000. 16,965,342 votes were cast in favor of the amendment, 3,195,619 were cast against, zero votes were withheld. There were 7,650 abstentions and 9,676,246 broker non-votes.

(iii) Approval of an amendment to the 1997 Directors Option Plan to increase the number of shares of Common Stock granted as a First Option from 10,000 to 50,000 shares and the shares granted as a Subsequent Option from 5,000 to 10,000 shares. 27,510,216 votes were cast in favor of the amendment, 2,326,391 were cast against, zero votes were withheld. There were 8,250 abstentions and zero broker non-votes.

(iv) Ratification and approval of the appointment of Ernst & Young as independent public accountants of the Company for the year ending December 31, 1999. 29,798,561 votes were cast in favor of the appointment, 25,357 votes were cast against, zero were withheld. There were 20,939 abstentions and zero broker non- votes.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits

                 Exhibit 27.01 - Financial Data Schedule

        (b)     Reports on Form 8-K

                 No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1999.

INDUS INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDUS INTERNATIONAL, INC.

(Registrant)

Dated: August 16, 1999

By:	/s/ Joan P. Platt

Joan P. Platt
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: August 16, 1999

By:	/s/ Anna Ng-Borden

Anna Ng-Borden
Vice President, Finance
(Principal Accounting Officer)