Form 10-Q
period 1999-09-30
INDUS INTERNATIONAL INC
filed 1999-11-15
CIK 1041333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

or

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         [X] Yes       [   ] No

As of October 31, 1999, Registrant had outstanding 32,309,628 shares of Common Stock, $.001 par value.

INDUS INTERNATIONAL, INC.
FORM 10-Q
Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):

        Condensed Consolidated Statements of Operations - three and nine months ended September 30, 1999 and 1998

        Condensed Consolidated Balance Sheets - September 30, 1999 and December 31, 1998

        Condensed Consolidated Statements of Cash Flows - nine months ended September 30, 1999 and 1998

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

ITEM 1. FINANCIAL STATEMENTS

INDUS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

                                     Three Months Ended    Nine Months Ende
                                            September 30,       September 30,
                                         ------------------- -------------------
                                            1999       1998     1999       1998
                                         --------- --------- --------- ---------

Revenues:
     Software license fees ............    $9,935   $13,042   $23,978   $38,966
     Services and maintenance .........    40,945    37,291   123,560   101,657
                                         --------- --------- --------- ---------
         Total revenues ...............    50,880    50,333   147,538   140,623
Cost of revenues ......................    25,292    25,994    74,858    76,997
                                         --------- --------- --------- ---------
Gross profit ..........................    25,588    24,339    72,680    63,626
                                         --------- --------- --------- ---------
Operating expenses:
     Research and development .........     8,874     8,171    25,550    22,266
     Sales and marketing ..............     7,232     8,778    22,141    21,417
     General and administrative .......     4,930     4,379    13,107    11,175
                                         --------- --------- --------- ---------
         Total operating expenses .....    21,036    21,328    60,798    54,858
                                         --------- --------- --------- ---------
Income from operations ................     4,552     3,011    11,882     8,768
Interest and other income (expense), net.   1,126      (206)   40,299      (627)
                                         --------- --------- --------- ---------
Income before income taxes ............     5,678     2,805    52,181     8,141
Provision for income taxes ............     2,158     -        19,125       450
                                         --------- --------- --------- ---------
Net income ............................    $3,520    $2,805   $33,056    $7,691
                                         ========= ========= ========= =========

Earnings per share (basic) ............     $0.11     $0.09     $1.03     $0.25
                                         ========= ========= ========= =========
Earnings per share (diluted) ..........     $0.10     $0.08     $0.96     $0.22
                                         ========= ========= ========= =========
Shares used in computing earnings
  per share (basic) .....................  32,196    30,990    32,049    30,513
                                         ========= ========= ========= =========
Shares used in computing earnings
  per share (diluted) ...................  34,750    34,739    34,316    35,446
                                         ========= ========= ========= =========

       See accompanying notes.

INDUS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands) (Unaudited)

                                                        September 30, December 31
                                                            1999         1998
                                                        ------------  -----------

                            ASSETS
Current assets:
  Cash and cash equivalents...........................      $15,206      $23,554
  Marketable securities ..............................       63,675       15,596
  Billed accounts receivable, less allowance for doubt
   of $3,418 at September 30, 1999 and $3,578 at Decem       40,805       56,921
  Unbilled accounts receivable .......................       25,577       21,474
  Other current assets ...............................       11,452        5,517
                                                        ------------  -----------
       Total current assets ..........................      156,715      123,062
Property and equipment, net ..........................       14,658       15,906
Intangible assets, net................................        2,259       11,364
Other assets .........................................          215          453
                                                        ------------  -----------
               Total assets                                $173,847     $150,785
                                                        ============  ===========
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Borrowing under lines of credit ....................               $   $19,650
  Current portion of obligations under capital leases           417        1,355
  Accounts payable ...................................        7,418        9,482
  Income taxes payable ...............................        3,969           57
  Other accrued liabilities ..........................       17,614       16,664
  Deferred revenue ...................................       21,694       17,245
                                                        ------------  -----------
       Total current liabilities .....................       51,112       64,453
                                                        ------------  -----------

Obligations under capital leases......................           45          257

Stockholders' equity:
  Common stock .......................................           32           32
  Additional paid-in capital .........................      105,945      102,622
  Deferred compensation and other.....................         (248)        (740)
  Retained earnings(accumulated deficit)..............       19,783      (13,273)
  Accumulated other comprehensive loss................         (860)      (2,566)
  Treasury stock, at cost ............................       (1,962)           -
                                                        ------------  -----------
       Total stockholders' equity ....................      122,690       86,075
                                                        ------------  -----------
               Total liabilities and stockholders' equit   $173,847     $150,785
                                                        ============  ===========

        See accompanying notes.

INDUS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                             Nine Months Ended
                                                                September 30,
                                                          ----------------------
                                                              1999       1998
                                                          ----------  ----------
Cash flows from operating activities:
  Net income............................................    $33,056      $7,691
  Adjustments to reconcile net income to net cash
    provided  by  operating activities:
       Depreciation and amortization ...................      5,714       6,006
       Changes in operating assets and liabilities......     15,784      (7,304)
       Gain on sale of investment in TenFold Corporation..  (38,170)          -
       Other............................................        372        (149)
                                                          ----------  ----------
Net cash provided by operating activities ..............     16,756       6,244
                                                          ----------  ----------
Cash flows from investing activities:
  Purchases of marketable securities ...................   (355,522)     (8,630)
  Sales of marketable securities .......................    307,434      16,846
  Acquisitions of property and equipment ...............     (3,834)     (4,163)
  Proceeds from sale of investment in Tenfold Corporation    46,178           -
  Other ................................................        (42)       (560)
                                                          ----------  ----------
Net cash provided by (used in) investing activities ....     (5,786)      3,493
                                                          ----------  ----------
Cash flows from financing activities:
  Net repayment of borrowings under lines of credit ....    (19,650)          -
  Net repayment of capital leases.......................     (1,149)      2,585
  Net proceeds from issuance of common stock ...........      2,951      (2,478)
  Purchases of treasury stock ..........................     (1,962)          -
  Repayment of note by stockholder .....................        492           -
                                                          ----------  ----------
Net cash provided by (used in) financing activities ....    (19,318)        107
                                                          ----------  ----------
Net increase in cash and cash equivalents ..............     (8,348)      9,844
Cash and cash equivalents at beginning of period .......     23,554      11,052
                                                          ----------  ----------
Cash and cash equivalents at end of period .............    $15,206     $20,896
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

These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as included in the Company's 1998 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The consolidated results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1999.

2.Comprehensive Income

Comprehensive income, which includes net income plus foreign currency translation effects, amounted to $6.1 million and $2.2 million, respectively, for the quarter ended September 30, 1999 and 1998, and $34.8 million and $7.2 million, respectively, for the nine months ended September 30, 1999 and 1998.

3. Earnings Per Share

Earnings per share (basic) is computed using net income and the weighted average number of common shares outstanding during each period. Earnings per share (diluted) is computed using net income and the weighted average number of common and dilutive common equivalent shares outstanding during each period. The computations of the weighted average number of shares outstanding for the three and nine-month periods ended September 30, 1999 and 1998 are as follows (in thousands):

                                          Three Months Ended    Nine Months Ended
                                            September 30,       September 30,
                                         ------------------- -------------------
                                            1999       1998     1999       1998
                                         --------- --------- --------- ---------
Weighted average outstanding - used
  for basic ...........................    32,196    30,990    32,049    30,513

Options value using treasury stock
  method ..............................       866     1,703       798     2,396

Dilutive effect-warrants (assumed from
  former TSW International, Inc.) .....     1,688     2,046     1,469     2,537
                                         --------- --------- --------- ---------
Weighted average outstanding
  and dilutive equivalents -
  used for diluted.....................    34,750    34,739    34,316    35,446
                                         ========= ========= ========= =========

4. New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (Statement 133). Statement 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which amended Statement No. 133 by deferring the effective date to the fiscal year beginning after June 30, 2000. Statements No. 133 and No. 137 are not anticipated to have a significant impact on the Company's results of operations or financial position when adopted.

AICPA Accounting Standards Executive Committee Statement of Position 97-2 "Software Revenue Recognition" (SOP 97-2) and Statement of Position 98-4 "Deferral of the Effective Date of a Provision of SOP 97-2 Software Revenue Recognition" (SOP 98-4) which contain new rules for timing of recognition or software company revenues, particularly as to license fee revenues where there are multiple elements to be delivered under a contract or arrangement with a customer, became effective for transactions beginning in 1998. Management believes the Company's current policy and its practices conform to the rules in these new accounting pronouncements. Under the Company's current policy, license fees on standard software products not requiring substantial modification and customization are recognized as revenue upon shipment to customers.

In December 1998, the AICPA issued Statement of Position 98-9 "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions" (SOP 98-9). SOP 98-9 amends SOP 98-4 to extend the deferral of application of certain passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning after March 15, 1999. The Company has not yet determined the effect of the final adoption of SOP 98-9 on its future revenues and results of operations.

5. Stock Repurchase Program

On July 15, 1999, the Company's Board of Directors approved a stock repurchase program for up to 2,000,000 shares of the Company's outstanding common stock. The Company is authorized to use available cash to buy back its shares in open market transactions from time to time, subject to price and market conditions. As of September 30, 1999, the Company held 395,500 shares which had been repurchased under the program.

6. Litigation

The Company is a party to currently pending legal proceedings in which a former employee of the Company has filed a complaint alleging breach of contract. The Company believes that this complaint is without merit and is defending it vigorously. The Company anticipates a favorable outcome, however, litigation is subject to inherent uncertainties and, thus, there can be no assurance that this complaint will be resolved favorably to the Company or that the outcome of this matter will not have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows. No provision for any liability that may arise from this matter has been made in the accompanying unaudited condensed consolidated financial statements.

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

Consolidated Results of Operations

The following table sets forth for the periods indicated the percentage of total revenues represented by certain line items in the Company's consolidated statements of operations:

                            Percent of Total Revenues

                                          Three Months Ended    Nine Months Ended
                                            September 30,       September 30,
                                         ------------------- -------------------
                                            1999       1998     1999       1998
                                         --------- --------- --------- ---------

Revenues:
     Software license fees ............      19.5%     25.9%     16.3%     27.7%
     Services and maintenance .........      80.5%     74.1%     83.7%     72.3%
                                         --------- --------- --------- ---------
         Total revenues ...............     100.0%    100.0%    100.0%    100.0%
Cost of revenues ......................      49.7%     51.6%     50.7%     54.8%
                                         --------- --------- --------- ---------
Gross margin...........................      50.3%     48.4%     49.3%     45.2%
                                         --------- --------- --------- ---------
Operating expenses:
     Research and development .........      17.4%     16.2%     17.3%     15.8%
     Sales and marketing ..............      14.2%     17.4%     15.0%     15.2%
     General and administrative .......       9.7%      8.8%      8.9%      8.0%
                                         --------- --------- --------- ---------
         Total operating expenses .....      41.3%     42.4%     41.2%     39.0%
                                         --------- --------- --------- ---------
Income from operations ................       9.0%      6.0%      8.1%      6.2%
Other income, net......................       2.1%    (0.4%)     27.3%    (0.4%)
                                         --------- --------- --------- ---------
Income before income taxes ............      11.1%      5.6%     35.4%      5.8%
Provision for income taxes ............       4.2%      0.0%     13.0%      0.3%
                                         --------- --------- --------- ---------
Net income ............................       6.9%      5.6%     22.4%      5.5%
                                         ========= ========= ========= =========

Revenues. Total revenues increased 1% to $50.9 million in the quarter ended September 30, 1999 from $50.3 million in 1998. In the first nine months of 1999, total revenues increased 5% to $147.5 million from $140.6 million in 1998. As most of the Company's contracts are denominated in U.S. dollars, foreign currency fluctuations have not materially impacted its consolidated results of operations.

Revenues from software license fees decreased by 24% to $9.9 million in the quarter ended September 30, 1999 from $13.0 million in 1998. In the first nine months of 1999, license fees decreased by 38% to $24.0 million from $39.0 million in 1998. Reduced software license fee revenues were due primarily to a general industry slowdown in purchases of large scale enterprise applications leading up to the Year 2000, as well as the reengineering of the Company's North American sales organization.

Revenues from services and maintenance increased by 10% to $40.9 million in the quarter ended September 30, 1999 from $37.3 million in 1998. In the first nine months of 1999, services and maintenance revenues increased 22% to $123.6 million from $101.7 million in 1998. The services and maintenance revenues growth resulted primarily from new consulting and implementation projects for existing customers. Services and maintenance as a percentage of revenue were 81% and 74% for the quarters ended September 30, 1999 and 1998, respectively, and 84% and 72% for the nine months ended September 30, 1999 and 1998, respectively.

The Company does not believe that the revenue growth in services and maintenance experienced in the first nine months of 1999 is necessarily indicative of revenue growth that may occur in future periods.

Cost of Revenues. Cost of revenues consists primarily of (i) personnel and related costs for implementation and consulting services (including account executive personnel), (ii) training and customer support services and (iii) license fees to third parties upon the sale of the Company's product containing such third-party software. Gross margin on license fees are substantially higher than gross margin on service revenue, reflecting the low packaging and production costs of software products compared with the relatively high personnel costs associated with providing implementation, maintenance, consulting and training services.

Cost of revenues decreased 3% to $25.3 million in the quarter ended September 30, 1999 from $26.0 million in 1998. In the first nine months of 1999, cost of revenues decreased 3% to $74.9 million from $77.0 million in 1998. This resulted in the gross margin increasing to 50% for the quarter ended September 30, 1999 from 48% for the same period in 1998, and 49% for the nine months ended September 30, 1999 from 45% for the same period in 1998. The gross margin improvement was due principally to the increased utilization of personnel for services and maintenance.

Research and Development. Research and development expenses consist primarily of: (i) personnel and related costs, (ii) computer timeshare costs and (iii) third party consultant fees directly attributable to the development of new software application products and enhancements to existing products.

Research and development expenses increased 9% to $8.9 million in the quarter ended September 30, 1999 from $8.2 million in 1998, and increased 15% to $25.6 million in the nine months ended September 30, 1999 from $22.3 million for the same period in 1998 as the Company continued to develop integration products and increase functionality to its products. As a percent of total revenues, research and development expenses were 17% and 16% for the quarters ended September 30, 1999 and 1998, respectively, and 17% and 16% for the nine months ended September 30, 1999 and 1998, respectively. The Company believes that a significant level of investment in research and development is essential to remain competitive. The amount of research and development in absolute dollars for a particular period may vary depending on the projects in progress. To date, the Company has expensed all software development costs because development costs incurred subsequent to the establishment of technological feasibility have not been material.

Sales and Marketing. Sales and marketing expenses decreased 18% to $7.2 million in the quarter ended September 30, 1999 from $8.8 million in 1998. In the first nine months of 1999, sales and marketing expenses increased 3% to $22.1 million from $21.4 million in 1998. As a percent of total revenues, sales and marketing expenses were 14% and 17% for the quarter ended September 30, 1999 and 1998, respectively, and 15% for each of the nine months ended September 30, 1999 and 1998. The decrease in sales and marketing expenses for the three-month period was primarily related to reduced headcount and lower commissions due to reduced software license fees. The increase in sales and marketing expense for the nine-month period was primarily related to advertising and promotional costs for strategic alliance programs and telemarketing expenses.

General and Administrative. General and administrative expenses increased 13% to $4.9 million in the three months ended September 30, 1999 from $4.4 million in 1998 and increased 17% to $13.1 million in the nine months ended September 30, 1999 from $11.2 million in 1998. As a percent of total revenues, general and administrative expenses were 10% and 9% for the quarter ended September 30, 1999 and 1998, respectively, and 9% and 8% for the nine months ended September 30, 1999 and 1998, respectively. The increase in general and administrative expenses resulted primarily from a change in management personnel, excess facility costs and additional allowances for doubtful accounts.

Interest and Other Income (Expense). Interest and other income (expense) increased to $1.1 million in the three months ended September 30, 1999 from ($0.2) million in 1998 and increased to $40.3 million in the nine months ended September 30, 1999 from ($0.6) million in 1998 primarily due to the $38.2 million gain on the sale of the Company's investment in TenFold Corporation in May 1999, and investment income earned from cash received on the TenFold transaction.

Provision for Income Taxes. Income tax expense of $2.2 million represented an estimate for federal, state and foreign taxes for the quarter ended September 30, 1999. The Company's effective tax rate is 37% for the nine months ended September 30, 1999 and differs from the statutory rate primarily due to utilization of net operating loss carryovers, research and engineering credits and foreign tax credits.

Liquidity and Capital Resources

As of September 30, 1999, the Company's principal sources of liquidity consisted of approximately $15.2 million in cash and cash equivalents, $63.7 million in marketable securities and an available revolving bank line of credit of up to $15 million. The revolving credit facility expires on July 31, 2001. Borrowings under the line of credit bear interest at the prime rate or LIBOR rate plus 1.00% and are available under the line of credit based on a percentage of eligible accounts receivables. No borrowings were outstanding under the line of credit as of September 30, 1999.

In the nine months ended September 30, 1999, cash, cash equivalents and marketable securities increased 101% to $78.9 million from $39.2 million at December 31, 1998. This was primarily due to a net increase in cash of approximately $31.3 million provided by the sale of the Company's investment in TenFold Corporation, approximately $54.9 Million from operations and $3.0 million from the issuance of common stock. The purchase of property and equipment used cash of approximately $3.8 million. Financing activities used cash of $20.8 million to pay down the balance of borrowings under the Company's line of credit and obligations under capital leases and $2.0 million to repurchase the Company's common stock..

Cash requirements are expected to continue to increase in order to fund: (i) personnel and salary costs, (ii) research and development costs, (iii) investment in additional technical equipment, and (iv) working capital requirements.

The Company believes that its existing cash, cash equivalents and marketable securities, together with anticipated cash flows from operations and available bank borrowings, will be sufficient to meet its cash requirements for at least the next 12 months. The foregoing statement regarding the Company's expectations for continued liquidity is a forward-looking statement, and actual results may differ materially depending on a variety of factors, including variable operating results or presently unexpected uses of cash.

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

The Company's plan to resolve the Year 2000 Issue involves the continuing effort in the following four phases: assessment, remediation, testing, and implementation. To date, the Company has made progress in identifying all systems that could be significantly affected by the Year 2000, orY2K, and have identified areas that require Y2K testing services. The completed assessment could indicate that most of the Company's significant information technology systems will be affected, particularly the general ledger, project accounting and billing systems. In addition, the Company is in the process of gathering information about the Year 2000 compliance status of its significant suppliers and subcontractors and will continue to monitor their compliance.

Status of Progress in Becoming Year 2000 Compatible: The Company has a formal Year 2000 Program focusing on four key areas: 1) Information Technology, addressing internal software and business systems; 2) the Company's Products; 3) Third Party, addressing the preparedness of non- IT suppliers; 4) the Company's Facilities. For each readiness area, based on a phased approach, the Company is performing a worldwide risk assessment, remediating and conducting testing, implementing solutions, and communicating with employees, suppliers and customers to raise awareness of the Year 2000 problem. Full time Y2K project personnel manage the Year 2000 Program.

Information Technology Program: The Company is continuing its assessment of internal applications and computer hardware. The program is addressing not only the supplier's year 2000 product integrity but also assesses the supplier's ability to provide product and services. Hardware assessment includes workstations, servers, telecommunication equipment and other items. The assessment of major applications, servers and networks is complete. Presently, 100% of the major applications have been verified compatible. Furthermore, 98% of the servers and networks that required action have been addressed and 95% of the operating systems have been certified. All remediated systems are expected to be fully tested and implemented by November 15, 1999.

The Company has inventoried over 400 key suppliers of goods and services to the Company and has either mailed surveys or captured their Y2K Disclosure information off the web. Presently, we have confirmed approximately 99% of the suppliers are Y2K compatible. The Company intends to disqualify potentially non-compliant sources and re-qualify alternative sources to help mitigate potential business disruptions.

Product Readiness Program: Based on our testing all supported products are Y2K compatible. Our ongoing program focuses on identifying and resolving any new Year 2000 issues arising in the Company's currently supported products. It encompasses a number of activities including product testing, evaluation, product engineering and quality assurance. This process will continue through 1999 and into the Year 2000 as needed.

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

Indus Facilities Program: The Company is conducting an assessment of all the Indus facilities and facility suppliers worldwide. Currently, a plan is in place to obtain the required information and we have completed approximately 70% of the task. We are anticipating a completion date, for this phase of the program, to be November 30, 1999.

Contingency Plans: The Company currently has a contingency plan in place for product support. We are currently finalizing contingency plans for our IT and infrastructure areas. There can be no assurances that the Company will be able to develop a contingency plan that will adequately address issues that may arise that may arise in the year 2000. Failure by the Company to develop and implement, if necessary, an appropriate contingency plan could have a material impact on the operations of the Company.

Costs: The Company will utilize both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is currently estimated at an amount up to $2.5 million and will be funded through operating cash flows. To date, the Company has incurred approximately $1.9 million, related to all phases of the Year 2000 project. The remaining costs are expected to be incurred during the next quarter. The Company is continuing its assessment and refining its cost estimates. There can be no assurance, however that there will not be a delay in, or increased costs associated with the programs described in this section.

Summary: Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not completed all the necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases, the Company may have difficulty in processing customer invoices or payments. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Factors Affecting Future Results

Volatility of Operating Results

Fluctuating Operating Results. The Company's operating results have fluctuated in the past, and the Company's results may fluctuate significantly in the future depending on a number of factors, including (i) the relatively long sales cycles for its products, (ii) the variable size and timing of individual license transactions, (iii) changes in demand for their products and services and market acceptance of new products, including any eBusiness offerings, (iv) competitive conditions in the industry, (v) changes in customer budgets, (vi) the timing of the introduction of new products or product enhancements by each such company or its competitors, (vii) their success in and costs associated with developing and introducing new products, including the necessary software and technology for its eBusiness initiatives, (viii) product life cycles, (ix) variability in new licenses obtained, (x) changes in the proportion of revenues attributable to license fees versus services, (xi) changes in the level of operating expenses, (xii) delay or deferral of customer implementations of their software, (xiii) software defects and other product quality problems, and (xiv) other economic conditions generally or in specific process industry segments. Further, the purchase of the Company's products generally involves a significant commitment of capital, with the attendant delays frequently associated with large capital expenditures and authorization procedures within large organizations. For these and other reasons, the sales cycles for the Company's products are typically lengthy and subject to a number of significant risks over which each such company has little or no control, including customers' budget constraints and internal authorization reviews. In addition, delays in the completion of a product implementation may require that the revenues associated with such implementation be recognized over a longer period than originally anticipated. Such delays in the implementation or execution of orders have caused, and may in the future cause, material fluctuations in the Company's operating results. Similarly, customers may cancel implementation projects at any time without penalty, and such cancellations could have a material adverse effect on the Company's business or results of operations. Because the Company's expenses are relatively fixed, a small variation in the timing of recognition of specific revenues can cause significant variations in operating results from quarter to quarter and may in some future quarter result in losses or have a material adverse effect on the Company's business or results of operations.

Additional factors that may contribute to future fluctuations in the Company's quarterly operating results include, but are not limited to: (i) development and introduction of new operating systems that require additional development efforts, including any eBusiness initiatives, (ii) introduction or enhancement of products by the Company or its competitors, (iii) changes in demand for the Company's products and services, (iv) economic conditions in process industry segments, (v) changes in pricing policies of the Company or its competitors, (vi) increased competition, (vii) technological changes in computer systems and environments, (viii) the ability of the Company to timely develop, introduce and market new products, (ix) quality control of products sold; (x) changes in demand for the Company's products and services, including any eBusiness initiatives, (xi) market acceptance of new products and product enhancements, including any eBusiness offerings, (xii) the Company's successful completion of customer funded development and implementation projects, (xiii) the Company's success in expanding its sales and marketing programs, (xiv) personnel changes including changes in Company management, (xv) changes in the Company's sales organization, (xvi) foreign currency exchange rates, (xvii) mix of products sold, (xviii) acquisition costs; and (xix) general economic conditions.

New Products; New Markets

In September 1999, the Company announced its eBusiness initiatives, including myindus.com, which is focused on next generation internet applications, portals and web-based solutions for the EAM market. There can be no assurance that the Company's eBusiness offerings will be sold successfully in the business-to-business eBusiness market or if myindus.com achieves market acceptance. The Company's future success in the eBusiness market may depend on its ability to accurately determine the functionality and features required by its customers, as well as, the ability to enhance its eBusiness products and deliver them in a timely manner.

The internet procurement market is an emerging market that may under- go rapid technological change. The Company can not predict the present and future size of the potential market for its eBusiness products and services. The Company may incur substantial costs to enhance and modify its products and services in order to meet the demands of this potential market.

Management of Growth; Dependence on Key Personnel

The Company's business has grown in recent periods, with total revenues increasing from $143.0 million in 1996 to $177.0 million in 1997 and $195.5 million in 1998. The growth of the Company's business and expansion of customer base has placed a strain on management and operations. Previous expansion had resulted in substantial growth in the number of its employees, the scope of its operating and financial systems and the geographic area of its operations, resulting in increased responsibility for management personnel.

In the future, the Company will be required to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and to expand, train and manage its employee work force. There can be no assurance that the Company will be able to effectively manage such growth. Failure to do so would have a material adverse effect on its business, operating results and financial condition. Competition for qualified sales, technical and other personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain additional highly qualified employees in the future. The Company has recently hired a Senior Vice President of Sales and there can be no assurance that this executive can assimilate into and adequately motivate the sales department. The Company's future success also depends in significant part upon the continued service of its key technical, sales and senior management personnel. The loss of the services of one or more of this key employees could have a material adverse effect on its business, operating results and financial condition. Additions of new and departures of existing personnel, particularly in key positions, can be disruptive and have a material adverse effect on the Company's business, operating results and financial condition.

Intense Competition

The enterprise asset management (EAM) software solutions business is highly competitive, constantly changing, and significantly affected by new product and technology innovations brought about by industry participants. The Company's competitors include companies in the enterprise, departmental, and point solutions market segments. At the enterprise solution level, the Company's main competitor is SAP. The Company counters SAP by offering best-of-breed solution sets that provide baseline, integration to Oracle's corporate financial and human resources applications and PeopleSoft's corporate financial, payroll, and human resources applications. In the departmental or plant solutions market for Tier 1 customers, the Company competes primarily with other EAM software vendors such as Mincom Corp., Project Software & Development, Inc. (PSDI), Marcam, Walker, and Datastream, Inc. Point solutions vendors such as Severn Trent Systems, Synercom, and others provide competing software products to industry sub-sectors such as transmission and distribution of electric power for utilities. In the future, the Company may also face competition from Oracle, PeopleSoft and SPL WorldGroup B.V. if these vendors elect to broaden their solutions to include some components of EAM functionality. In addition, the Company faces competition from suppliers of custom-developed business application software that have focused largely on proprietary mainframe- and microcomputer-based systems with highly customized software, such as the systems consulting groups of major accounting firms and systems integrators. A host of Internet-based application vendors, who offer state-of-the-art systems that can complement the Indus Solution Series, may become competitors in certain cases where they attempt to extend their solutions to cover the entire range of Supply Chain or other activities. The Company also faces competition from systems developed by the internal MIS departments of large organizations.

The Company competes with businesses that are intensely competitive and adaptable to rapidly evolving markets. In order to remain competitive, the Company must continually enhance its baseline software and integration products and develop new products in a timely fashion. Management believes that the principal competitive factors in the Company's businesses will be product performance and functionality, adaptability to new trends driven by technology and customer requirements, cost of internal product development as compared with cost of purchase of products supplied by outside vendors, cost of ongoing maintenance, and time-to-market. Many of the Company's competitors will have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than the Company. The Company's success will also depend significantly on its ability to develop more advanced products more quickly and less expensively than its existing competitors and potential competitors and to educate potential customers of the benefits of licensing the Company's products rather than developing their own products. The Company's current and future competitors may introduce products with more features, greater functionality and lower prices than the Company's products. These competitors could also bundle existing or new products with other, more established products in order to compete with the Company. In addition, because there are relatively low barriers to entry for the software market, the Company expects additional competition from other established and emerging companies as the enterprise asset management market continues to expand. Increased competition is likely to result in price reductions, reduced gross margins and loss of sales volume, any of which could materially and adversely affect the Company's business, operating results, and financial condition. Any material reduction in the price of the Company's products would negatively affect its gross revenues and could have a material adverse effect on its business, operating results, and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and the failure to do so would have a material adverse effect upon the Company's business, operating results, and financial condition.

Changes in Market Demand

Overall demand for enterprise software may grow more slowly or actually decrease in upcoming quarters and years. In 1999, a number of major providers of enterprise software have reported revenue growth substantially slower than in previous periods. The Company believes this trend may be a result of organizations devoting information technology resources and budgets towards resolving Year 2000 issues; however it may also reflect a saturation of the market for enterprise software as well as deregulation and retrenchment affecting the way companies purchase enterprise software. The Company has reported a decrease in software licensing fees by 38% in the first nine months of 1999 as compared to the same period in 1998. To the extent that the overall slowdown in the market for enterprise software market continues or worsens, the Company's business, results of operations and financial condition are likely to be adversely affected.

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

International Operations

International revenue (from sales outside the United States, Canada and Mexico) accounted for approximately 20%, 14% and 13% of total revenues in 1996, 1997 and 1998, respectively. The Company maintains an international operational presence in the United Kingdom, Australia and France. In addition, the Company has established international sales and support offices in Europe and Australia. International expansion may require the Company to establish additional foreign operations and hire additional personnel. This may require significant management attention and financial resources and could adversely affect the Company's operating margin. To the extent the Company is unable to effect these additions efficiently and in a timely manner, its growth, if any, in international sales will be limited, and its business, operating results and financial condition could be materially and adversely affected. There can be no assurance that the Company will be able to maintain or increase international market demand for its products.

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

British Energy Funded Development and Implementation

The Company signed a co-development and implementation agreement valued at more that $60 million in May 1999 and will provide products and services over a three-year period. Due to the size of this project, the successful and timely completion of the British Energy funded development and implementation may have a material effect on the future financial results of the Company.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to currently pending legal proceedings in which a former employee of the Company has filed a complaint alleging breach of contract. The Company believes that this complaint is without merit and is defending it vigorously. The Company anticipates a favorable outcome, however, litigation is subject to inherent uncertainties and, thus, there can be no assurance that this complaint will be resolved favorably to the Company or that the outcome of this matter will not have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows. No provision for any liability that may from this matter has been made in the unaudited condensed consolidated financial statements included elsewhere herein.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits

                 Exhibit 27.01 - Financial Data Schedule

        (b)     Reports on Form 8-K

                 No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1999.

INDUS INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDUS INTERNATIONAL, INC.

(Registrant)

Dated: November 15, 1999

By:	/s/ William J. Grabske

William J. Grabske
President and Chief Executive Officer

Dated: November 15, 1999

By:	/s/ Joan P. Platt

Joan P. Platt
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: November 15, 1999

By:	/s/ Anna Ng-Borden

Anna Ng-Borden
Vice President, Finance
(Principal Accounting Officer)