Form 10-K405
period 1999-12-31
INDUS INTERNATIONAL INC
filed 2000-04-14
CIK 1041333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

Commission file number:   0-22993

INDUS INTERNATIONAL, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	94-3273443
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

60 Spear Street
San Francisco, California,    94105
(Address of Principal Executive Offices including Zip Code)

(415) 904-5000
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 24, 2000 as reported on the Nasdaq National Market, was approximately $103,474,978. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may by deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant's Common Stock, $.001 par value was 34,032,772 at March 24, 2000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant's 2000 Annual Meeting of Stockholders to be held June 7, 2000 are incorporated by reference in Part III hereof, to the extent stated herein.

INDUS INTERNATIONAL, INC.

FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

TABLE OF CONTENTS

PART I

Item 1. Description of Business

Item 2. Properties

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

Item 6. Selected Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7A. Quantitative and Qualitative Disclosure About Market Risks

Item 8. Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

SIGNATURES

AN ASTERISK ("*") DENOTES A FORWARD-LOOKING STATEMENT REFLECTING CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS, AND STOCKHOLDERS OF INDUS INTERNATIONAL, INC. (THE "COMPANY") SHOULD CAREFULLY REVIEW THE CAUTIONARY STATEMENTS SET FORTH IN THIS FORM 10-K, INCLUDING "RISK FACTORS" BEGINNING ON PAGE 11 HEREOF. THE COMPANY MAY FROM TIME TO TIME MAKE ADDITIONAL WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS CONTAINED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION AND IN ITS REPORTS TO STOCKHOLDERS. THE COMPANY DOES NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENT THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF THE COMPANY.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

Indus International, Inc. (the "Company") develops, markets, implements and supports Enterprise Asset Management ("EAM") software and service solutions for capital intensive industries worldwide. Marketed internationally as the Indus Solution Series, the offering consists of business application systems and industry best practice service packages which support such functional areas as: Asset & Work Management Systems, Materials & Procurement Systems, Safety & Compliance Systems, and Financial Integration products. The Indus Solution Series is designed to interoperate with popular third-party applications that provide best business practices functions to its customers. Through strategic alliances, the Company works with software providers , such as Oracle Corporation ("Oracle"), and PeopleSoft, Inc. ("PeopleSoft"), and systems integrators , such as Andersen Consulting, Deloitte Consulting, and PriceWaterhouseCoopers to create a software series that provides seamless interoperability with corporate and financial applications, expert systems, and certain industry specific systems that enable the Company's customers to improve operating efficiencies, reduce costs and comply with governmental regulation. Markets of primary focus for the Company's products include: the energy industry, continuous process industries, industrial manufacturing, and the public sector. Segments within these capital intensive markets include: electric and gas utilities, telecommunications providers, petrochemical refineries, mining and metals manufacturers, forest product producers, consumer packaged goods manufacturers, educational systems, and governmental institutions. As of December 31, 1999, the Company products were licensed for use by over 300,000 end users representing 460 customers in 45 countries

The software tools comprising the Indus Solution Series are based on an open, client/server architecture featuring a layered and object-oriented software design that enables customers to use various operating systems, operate on multiple hardware platforms and interoperate with many third-party software applications and legacy systems. Proprietary systems implementation methodology tools and best practice education tools facilitate rapid and effective deployment and utilization of its EAM applications.

The Company's EAM solutions include consulting services provided by subject matter experts. This unique approach helps customers implement advanced EAM maintenance principles, materials management theories, and other advanced strategies designed to provide a competitive advantage to the customer. The service package content comprising this business process improvement solution leverages the knowledge gained from hundreds of customer implementations, the extensive plant experience of the Company's employees, and the global experience of its user community.

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

Indus, Indus Solution Series, IndusWorld, PassPort Software Solutions, ABACUS, ABACUS Toolkit, Sextant, PORTAL/G, PORTAL/95, PORTAL/97, PORTAL/J, ViewPort, Prism Consulting, Enterprise MPAC, Indus Knowledge Warehouse Curator, AssetWare, AssetCare, myindus.com and CareNet are trademarks and servicemarks of the Company. All other brand names or trademarks are the property of their respective holders.

The Company was formed through the combination of The Indus Group, Inc., a California corporation, and TSW International, Inc., a Georgia corporation, in August 1977.

Products and Services

The Company offers software products and service packages that incorporate sophisticated EAM methodologies, extensive subject matter expertise and advanced technology designed to interoperate seamlessly with other enterprise business information systems. Marketed as the Indus Solution Series, these business tools support the needs of an organization's core decision makers in the operations and maintenance workforce, inventory management and procurement professionals, safety and compliance engineers, and related disciplines affected by asset care decisions throughout the enterprise. This customer user group is supported by such Indus software solutions as: Asset & Work Management Systems, Materials & Procurement Systems, and Safety & Compliance Systems, which seamlessly integrate to third party corporate financial systems from Oracle, PeopleSoft, and other providers. Beyond providing departmental information to affected workgroups throughout the customer organization, EAM techniques employed by the Company integrate process control systems from vendors such as Allen-Bradley and Johnson Controls, optimizing capacity utilization through just-in-time maintenance management practices. The Indus Solution Series reflects EAM best practices, including Reliability Centered Maintenance (RCM), Total Productive Maintenance (TPM), web-based electronic commerce, and handheld mobile units to enable customers to apply Indus software solutions as a means to achieving a strategic and competitive advantage.

A proprietary implementation methodology and set of data content "workbenches" round out the service package offerings available from the regionally positioned professional services solutions centers throughout the Americas, Europe, Middle East and Africa and Asia Pacific theaters of operation. Marketed as ABACUS tools and implementation methodology, ABACUS enables rapid implementation and configuration of Indus software solutions. Workbenches are a set of software tools which support application development, data migration and installation support used by the Company and its customers to develop, install and configure Indus software solutions. Integration products are also sold to enable Indus software solutions to interoperate with corporate financial, payroll, human resources, geographic information, outage management, and customer information applications systems available, and other industry-specific programs included in the Company's Business Partner Alliance program.

The Indus Solution Series

EAM application business systems comprising the Indus Solution Series are designed to reflect the requirements of specific vertical industry function, and the technical architecture traditionally employed in these industries. The resultant transaction engines are designed to support Indus Solution Series products. Functions within the application product lines have been tailored to encapsulate vertical business processing requirements that are augmented by subject matter expertise and consulting service packages, which uniquely position Indus to deliver a total solution across the enterprise.

Indus Solution Series for Energy & Communications

Indus Solution Series for Energy & Telecommunications provide a series of business applications and business process improvement service packages that meet the needs of both integrated electric and gas utilities or standalone utility business units including: nuclear generating stations, non-nuclear steam generating facilities, a utility's energy delivery business including transmission and distribution, and systems designed to manage Department of Energy facilities. The specific needs of communications companies are also addressed in a related offering for these firms.

Specific packaged solutions in this series include:

Indus Solution Series for Nuclear Power Generation
Indus Solution Series for Conventional Power Generation
Indus Solution Series for Energy Delivery
Indus Solution Series for Department of Energy
Indus Solution Series for Telecommunications

Indus Solution Series for Integrated Manufacturing

Indus Solution Series for Integrated Manufacturing provide a set of business applications that meet the needs of capital-intensive industrial manufacturing businesses seeking a competitive advantage through the application of technology. Business applications and subject matter expertise in the areas of delivering advanced enterprise asset management strategies across the enterprise have been packaged to meet the needs of specific vertical industries in the series.

Specific packaged solutions in this series include:

Indus Solution Series for Oil, Gas & Chemical
Indus Solution Series for Metals & Mining
Indus Solution Series for Pulp & Paper
Indus Solution Series for Consumer Packaged Goods

Indus Solution Series for Public Sector

Indus Solution Series for Public Sector provide a set of business applications that meet the needs of municipalities, public works departments, school districts, universities, and other entities that require robust enterprise and facilities management software to help attract private funds, upgrade infrastructures, and provide services where required.

Specific packaged solutions in this series include:

Indus Solution Series for Municipalities
Indus Solution Series for Higher Education

Product Architecture and Development Strategy for Indus Products

Commercial Off-the-shelf Technology. The Company utilizes industry-standard tools and technologies to develop its products, enabling Software Solutions comprising this series to evolve along with rapidly emerging standards and best business practices. The Company's products are largely platform independent, running on industry-standard UNIX and Windows NT servers including the IBM RS/6000, HP 9000, Sun SPARCstation and Intel-based systems. The Company's architecture utilizes the functionality of both Oracle and IBM's DB2 databases with both text-based and graphical user interfaces. Commencing with its latest product releases, the Company provides versions of its client products on the Internet, for both E-Commerce (Extranet) and internal (Intranet) applications. The Company's "next generation" clients also support a Windows Explorer navigational ability, which can be accessed from the native product client as well as the Internet. The Company is also the first EAM vendor to provide a suite of Mobile Computing modules to support critical field and warehouse business practices.

Partitioned Application Architecture. The layers of the Company's application architecture-the user interface, business logic, data storage, workflow and browser interface-are interoperable but not interdependent and support an n-tier environment. For example, changes to the database layer are not dependent on the user interface. The partitioning built into the Company components minimizes the Company's dependence on third-party vendors and efficiently utilizes desktop computers, "thin clients," servers and networks. The Company believes this architecture reduces its exposure to the risks of technology or market shifts that require changes in one or more of the layers, and enables rapid exploitation of technology advances.

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

ABACUS software tools use a time-sensitive and track-oriented approach to help customers and the Company's business experts, technical specialists and training professionals implement the Company's applications. In addition to interactively identifying implementation procedures, ABACUS contains over 575 "best practice" examples of how such procedures were performed by other process industry companies, drawn from the Company's extensive experience in implementing enterprise asset management software solutions. The Company currently licenses ABACUS software tools in conjunction with Indus software solutions, which includes the use of the ABACUS ToolKit, a version of the ABACUS software that allows customers to tailor their internal project goals and objectives with other corporate initiatives, modify implementation plans and associated deliverables, supporting specific project/progress reporting, etc. Versions of ABACUS products have been created to effectively address the Company's entire product suite, as well as implementation requirements and best practice selections of interest to specific vertical industries.

A critical component of the ABACUS implementation is the partnership between the software provider (the Company) and the customer. At the outset of the project, the Company assigns a Project Manager or Account Executive to help ensure a successful, on-schedule implementation. Throughout the implementation process, the Company's customer's team defines and then executes a customer-specific, yet time-proven, implementation process that focuses heavily on critical Business Process Improvement (BPI) and Return on Investment (ROI) processes to drive current and future customer success. The Company has also developed alliances with several of the "big five" accounting and consulting firms as well as smaller third party implementers and providers. This ensures that customers with specific requirements can leverage the value-added services of these firms when implementing the Indus Solution Series.

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

To help track and coordinate customer support and service requirements, the Company has employed a service product marketed as CareNet. This customer care system, used throughout the global support organization, provides the customer support team with a consistent approach towards an interactive help desk, warranty support, and post-implementation services which are widely used by its customers. Experienced product specialists who have direct access to product development teams and technology specialists staff the help desk. A computerized system is used to log, track, close, and analyze all customer calls.

Indus Education Services and Products, the Company's training division, designs, manages, and implements comprehensive education and training solutions for its user community. The Company's training and technical professionals provide instructional design and courseware development services, training coordination support, train-the-trainer and end-user programs, and technical training for customer installations worldwide. In addition, the Company has developed a comprehensive set of training courseware to educate and train customers and internal staff. Subjects covered by the courseware range from application product basics to conducting business process reviews. Open enrollment training courses are provided at the Company's training centers in San Francisco, California, Atlanta, Georgia, Dallas, Texas, Pittsburgh, Pennsylvania and internationally in London, England, Paris, France, and Brisbane, Australia. In addition, training is also provided at customer sites at the customer's option. The Company also provides computer-based and web-based training modules to provide additional value to customers who desire these training needs. Finally, the Indus Solution Series product online help and wizards, including its CoPilot tool, help to guide the new user through standard work processes by providing context-sensitive assistance and pop-up screens.

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

As of December 31, 1999, the Company products were licensed for use by over 300,000 end-users representing 460 customers in 45 countries. One customer accounted for 13.2% of Company's total revenues in 1999. No single customer accounted for 10% or more of the Company's total revenues in 1997 or 1998.

Sales and Marketing

The corporate marketing function is organized into vertical business areas, which comprise capital intensive facilities and process industries targeted by the Company. By segmenting the market into vertical business areas, the Company can package and deliver its products and service offerings effectively to the industries it serves. These markets and subsectors consist of the following:

Energy/Communications

Nuclear power generation
Conventional power generation
Energy delivery
Department of Energy
Telecommunications

Integrated Process Manufacturing

Oil, Gas, & Chemical
Metals & Mining
Pulp & Paper
CPG

Public Sector

Municipalities
Higher Education

The Company markets and sells its products and services in three primary areas of the world: (i) the Americas, with direct sales representatives in the US, Canada, Argentina and Brazil; (ii) Europe, the Middle East & Africa, with direct sales representatives in the UK, France and the United Arab Emirates, and (iii) Asia-Pacific, with direct sales representatives in Australia. In addition to these direct marketing and sales resources, the Company utilizes business partner relationships and channel partner programs directly and indirectly in other parts of the world. As of December 31, 1999, the Company's Sales and Marketing organization consisted of 109 employees. The marketing staff is based at the Company's corporate headquarters in San Francisco, while the sales organization is decentralized throughout the three operational centers.

The direct sales cycle begins with the generation of a sales lead, or the receipt of a request for proposal from a prospect, which is followed by qualification of the lead, an analysis of the customer's needs, response to a request for proposal, one or more presentations to the customer utilizing the special knowledge of the industry vertical pre-sales staff, customer internal sign-off activities, and contract negotiation and finalization. While the sales cycle varies depending on the customer, the sales cycle generally requires from three to nine months.

In support of its sales force, the Company conducts comprehensive industry- specific vertical marketing programs which include public relations, trade advertising, industry seminars, trade shows and ongoing customer communication programs through IndusWorld, the Company's international user group. In addition, the Company's Account Manager Program provides regional support and specialized attention for each of its customers. Account Managers assist in implementing licensed applications over multi-year engagements, promote licensing of additional applications, and encourage existing customers to identify and help fund new applications.

Strategic Relationships

Through its alliance and channel partner programs, the Company intends to continue to develop new products, to keep pace with the latest technological developments, and to extend its marketing, sales and support efforts by building synergy between the Company's products and services and those available from complementary third party providers.* The Company has entered into strategic alliances and other formal and informal relationships with major software and hardware vendors and with consulting firms, service providers and systems integrators. Members of the Company's Alliance and Partner programs assist the Company with sales and support activities and with product localization in foreign countries.

Indus Alliance Program

The Indus Alliance Program is comprised of third party providers of complementary software products, which interoperate with Indus software solutions through integration products to provide additional license revenues and services to the Company while delivering a broad suite of enterprise-wide software capabilities. Membership in this program includes Oracle for corporate financial and human resources systems, PeopleSoft for corporate financial, human resources and payroll systems, Nuclear Fuels Services/Radiation Protection Systems for jointly developed Nuclear Health Physics Systems marketed as Total Exposure, and Identitech Corporation, maker of electronic document management and workflow software. Other third party integration alliance partners are currently under consideration by the Company.

Indus Partner Program

The Indus Partner Program consists of three classes of third party providers including: Indus Service Partners (foreign and domestic), Indus Solution Series Platform Partners, and partners in the Indus Extension Program.

Indus Service Partners include third-party consultants and system integration firms that help deliver the services required to implement Indus Software Solutions. These recognized firms add specialty knowledge to assist in training and reengineering services, help provide staff leveling and supply peak load project resources to the regional operators. These resources assist in the delivery of ABACUS services on an as-needed basis. Domestically, implementation partners include: Arthur Andersen, PriceWaterhouseCoopers, Computer Science Corporation, Deloitte & Touche Consulting Group, Solbourne Group, Cimcorp, and The Application Group. International implementation partners include Enidata, Euriware, Gulf Data International, Innova, Maxon Engineering Services, Inc., Eagle Technologies, SGA Integrators and PosData.

Indus Series Platform Partners are computer hardware providers and operating system software providers that help the Company remain technologically current with evolving releases of software and hardware upgrades. Cooperative marketing, joint trade show participation, and vendor fair participation at the Company WORLD EXPO Annual Conference of the User Group are extended to this cooperative group of vendors. The Company participates in the Hewlett- Packard Channel Program, Digital Equipment's Business Partner Program, the IBM Business Partner Program, Sun MicroSystems Alliance Program, as well as Microsoft's Solution Provider Program and Oracle's Cooperative Applications Initiative.

The Indus Extension Program is comprised of third party vendors offering products, which provide value-added product extensions or specialty services, taking Indus Solution Series data beyond the specified scope of the Company's application systems. Both specialty hardware and specialty point solution software vendors are recognized in this program which include offerings from: Harbinger Corporation (Acquion, Inc.), Commerce One, Inc., Dolphin Software, DEI Group, iMedeon, Inc. (formerly Future Horizons, Inc.), Identitech, Inc., Intermat, Meridium Corporation, Primavera, Sqribe Technologies Corporation, Tadcom, and Telxon Corporation. For the Energy Delivery Industry, Energy Delivery integration is provided with AM/FM/GIS solutions from Intergraph, SHL Vision and Smallworld Corporation.

Research and Development

The Company has a dedicated research and development and engineering organization, and regularly releases new products and enhancements to existing products. Research and development efforts are directed at increasing product functionality, improving product performance, and extending the capabilities of the products to interoperate with selected third- party software products available from alliance partners such as Oracle, PeopleSoft and others. These efforts include developing new applications that address new horizontal and vertical functions.

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

As of December 31, 1999, the Company had 271 employees engaged in research and development. The Company's research and development expenses were approximately $27.7 million, $30.4 million and $33.8 million in 1997, 1998 and 1999 respectively. Development costs funded by customers as part of license and service contracts are included as part of cost of revenues.

Competition

The EAM software solutions business is highly competitive, constantly changing, and significantly affected by new product and technology innovations brought about by industry participants. The Company's competitors include companies in the enterprise, departmental, and point solutions market segments. At the enterprise solution level, the Company's main competitor is SAP. The Company counters SAP by offering solution sets that provide baseline integration to Oracle's corporate financial and human resources applications and PeopleSoft's corporate financial, payroll, and human resources applications. In the departmental or plant solutions market for "Tier 1" customers having annual revenues greater than one billion dollars, the Company competes primarily with other EAM software vendors such as Mincom Corp., Project Software & Development, Inc. (PSDI), Marcam, Walker, and Datastream, Inc. Point solutions vendors such as Severn Trent Systems, Synercom, and others provide competing software products to industry sub-sectors such as transmission and distribution of electric power for utilities. In the future, the Company may also face competition from Oracle, PeopleSoft and SPL WorldGroup B.V., if these vendors elect to broaden their solutions to include some components of EAM functionality. In addition, the Company faces competition from suppliers of custom-developed business application software that have focused largely on proprietary mainframe- and microcomputer-based systems with highly customized software, such as the systems consulting groups of major accounting firms and systems integrators. A host of Internet-based application vendors, who offer state-of-the-art systems that can complement the Indus Solution Series, may become competitors in certain cases where they attempt to extend their solutions to cover the entire range of Supply Chain Management or other activities. The Company also faces competition from systems developed by the internal MIS departments of large organizations.

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

Employees

As of December 31, 1999, the Company employed 950 people, of which 271 were primarily engaged in research and development activities, 453 in post-sales support and customer project operations, 127 in sales and marketing, and 99 in administration and finance. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes that its relationship with its employees is excellent.

The Company's future success depends, in large part, on the continued service of its key management, sales, product development and operational personnel and on its ability to attract and retain highly qualified employees, including management personnel. There can be no assurance that the Company will be successful in attracting, retaining and motivating key personnel.

Executive Officers

The executive officers of the Company as of March 24, 2000 were as follows:
Name of Nominee	Age	Principal Occupation

Kent O. Hudson .	47	President and Chief Executive Officer
Richard H. Beatty .	53	Executive Vice President and Chief Operating Officer, President of myindus.com
Onagh M. Ash .	54	Executive Vice President of Global Sales Services and Marketing
Henry C. Montgomery .	64	Executive Vice President Finance and Administration and Chief Financial Officer and Secretary
Mark C. Hoey	42	Senior Vice President of Global Professional Services

Mr. Hudson has served as President and Chief Executive Officer, and director, of the Company since January 11, 2000. During 1999, he was a consultant for myindus.com. Since August 1998, he has been and continues to serve as the President of Trinity Coast, Inc., a management consulting firm. From July 1997 to September 1998, he was President and Chief Executive Officer of Strategic Resource Solutions, the non-regulated subsidiary of Carolina Power and Light. From November 1991 to June 1997, he was Founder and Chief Executive Officer of Applied Computer Technologies, an EAM software solution for educational institutions, prior to its acquisition by Carolina Power and Light.

Mr. Beatty has served as Executive Vice President and Chief Operating Officer, and director of the Company since January 11, 2000. He has also served as President of myindus.com since August 1999. From 1996 to August 1999 he was an independent consultant. From 1992 to 1996 he served as President, Consulting Services for SHL SYSTEMHOUSE. From 1980 to 1992 he was a Partner at Andersen Consulting.

Mrs. Ash has served as Executive Vice President of Global Sales Services and Marketing since January 11,2000. From December 1999 to January 2000 she served as Senior Vice President of Global Sales and Marketing. From September 1999 to December 1999, she served as Senior Vice President of Global Sales. From October 1998 to September 1999, she was Executive Vice President Sales and Service for GERS Retail Systems. From January 1993 to October 1998 she held various sales management positions at SAP America, most recently as Director of Sales, Utilities and Telecommunications.

Mr. Montgomery, 64, has served as Executive Vice President Finance and Administration and Chief Financial Officer and Secretary of the Company since January 2000. Since 1987, Mr. Montgomery has been a director of Swift Energy Company, a public company engaged in oil and gas exploration, drilling and production. Since 1980, Mr. Montgomery has been and continues to serve as the Chairman of the Board of Montgomery Financial Services Corporation, a management consulting and financials services firm and Mr. Montgomery specialized in turnaround services for companies in transition or that were financially troubled. The following describes some of those engagements. From November 1996 through July 1997, he served as Executive Vice President of SyQuest Technology, Inc., a public company engaged in the development, manufacture and sale of computer hard drives. On November 17, 1998 SyQuest Technology, Inc. filed a petition under Chapter 11 of the U.S. Bankruptcy code. He served as President and Chief Executive Officer of New Media Corporation, a privately held company engaged in developing, manufacturing and selling PCMCIA card for the computer industry, from March 1995 until mid-November 1996. On October 14, 1998, New Media Corporation filed a petition under Chapter 11 of the U.S. Bankruptcy Code.

Mr. Hoey has served as Senior Vice President of Global Professional Services since November 1999. From September 1999 to October 1999, he served as Vice President of Business Development. From November 1996 to August 1999 he was Vice President, Utilities Industry for Electronic Data Systems. From October 1990 to October 1996 he was Senior Attorney, Group Counsel, for Electronic Data Systems.

Employment Agreements

All the executive officers of the company have employment contracts with the company.

Risk Factors

Volatility of Operating Results

Fluctuating Operating Results. The Company's operating results have fluctuated in the past, and the Company's results may fluctuate significantly in the future depending on a number of factors, including (i) the relatively long sales cycles for its products, (ii) the variable size and timing of individual license transactions, (iii) changes in demand for its products and services and market acceptance of new products, including any eBusiness offerings, (iv) competitive conditions in the industry, (v) changes in customer budgets, (vi) the timing of the introduction of new products or product enhancements by each such company or its competitors, (vii) its success in and costs associated with developing and introducing new products, including the necessary software and technology for its eBusiness initiatives, (viii) product life cycles, (ix) variability in new licenses obtained, (x) changes in the proportion of revenues attributable to licensing fees versus services, (xi) changes in the level of operating expenses, (xii) delay or deferral of customer implementations of their software, (xiii) software defects and other product quality problems, and (xiv) other economic conditions, generally, or in specific process industry segments. Further, the purchase of the Company's products generally involves a significant commitment of capital, with the attendant delays frequently associated with large capital expenditures and authorization procedures within large organizations. For these and other reasons, the sales cycles for the Company's products are typically lengthy and subject to a number of significant risks over which each such company has little or no control, including customers' budget constraints and internal authorization reviews. In addition, delays in the completion of a product implementation may require that the revenues associated with such implementation be recognized over a longer period than originally anticipated. Such delays in the implementation or execution of orders have caused, and may in the future cause, material fluctuations in the Company's operating results. Similarly, customers may cancel implementation projects at any time without penalty, and such cancellations could have a material adverse effect on the Company's business or results of operations. Because the Company's expenses are relatively fixed, a small variation in the timing of recognition of specific revenues can cause significant variations in operating results from quarter to quarter and may in some future quarter result in losses or have a material adverse effect on the Company's business or results of operations.

Additional factors that may contribute to future fluctuations in the Company's quarterly operating results include, but are not limited to: (i) the development and introduction of new operating systems that require additional development efforts, including any eBusiness initiatives, (ii) the introduction or enhancement of products by the Company or its competitors, (iii) changes in demand for the Company's products and services, (iv) economic conditions in process industry segments, (v) changes in pricing policies of the Company or its competitors, (vi) increased competition, (vii) technological changes in computer systems and environments, (viii) the ability of the Company to timely develop, introduce and market new products, (ix) the quality control of products sold; (x) changes in demand for the Company's products and services, including any eBusiness initiatives, (xi) market acceptance of new products and product enhancements, including any eBusiness offerings, (xii) the Company's successful completion of customer funded development and implementation projects, (xiii) the Company's success in expanding its sales and marketing programs, (xiv) personnel changes including changes in Company management, (xv) changes in the Company's sales organization, (xvi) foreign currency exchange rates, (xvii) the mix of products sold, (xviii) acquisition costs; and (xix) general economic conditions.

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

The internet procurement market is an emerging market that may undergo rapid technological change. The Company can not predict the present and future size of the potential market for its eBusiness products and services. The Company may incur substantial costs to enhance and modify its products and services in order to meet the demands of this potential market.

Management of Growth; Dependence on Key Personnel

The Company's business has grown rapidly, and revenues have fluctuated, in recent periods, with total revenues increasing from $177.0 million in 1997 to $195.5 million in 1998 and decreasing to $178.5 million in 1999. The growth of the Company's business and expansion of customer base has placed a strain on management and operations. Previous expansion had resulted in substantial growth in the number of its employees, the scope of its operating and financial systems and the geographic area of its operations, resulting in increased responsibility for management personnel. The Company depends on the service of key personnel to manage the growth of the Company's business.

In the future, the Company will be required to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and to expand, train and manage its employee work force. There can be no assurance that the Company will be able to effectively manage such growth. Failure to do so would have a material adverse effect on its business, operating results and financial condition. Competition for qualified sales, technical and other personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain additional highly qualified employees in the future. From September 1999 to January 2000, the Company experienced significant changes to its senior management. If the Company were unable to hire and retain personnel, particularly those in key positions, including senior management, its business, operating results and financial condition would be materially adversely affected. The Company's future success also depends in significant part upon the continued service of its key technical, sales and senior management personnel. The loss of the services of one or more of this key employees could have a material adverse effect on its business, operating results and financial condition. Additions of new and departures of existing personnel, particularly in key positions, can be disruptive and have a material adverse effect on the Company's business, operating results and financial condition.

Intense Competition

The Company competes with businesses that are intensely competitive and adaptable to rapidly evolving markets. In order to remain competitive, the Company must continually enhance its baseline software and integration products and develop new products in a timely fashion. Management believes that the principal competitive factors in the Company's businesses will be product performance and functionality, adaptability to new trends driven by technology and customer requirements, cost of internal product development as compared with cost of purchase of products supplied by outside vendors, cost of ongoing maintenance, and time-to-market. Many of the Company's competitors will have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than the Company. The Company's success will also depend significantly on its ability to develop more advanced products more quickly and less expensively than its existing competitors and potential competitors and to educate potential customers of the benefits of licensing the Company's products rather than developing their own products. The Company's current and future competitors may introduce products with more features, greater functionality and lower prices than the Company's products. These competitors could also bundle existing or new products with other, more established products in order to compete with the Company. In addition, because there are relatively low barriers to entry for the software market, the Company expects additional competition from other established and emerging companies as the EAM market continues to expand. Increased competition is likely to result in price reductions, reduced gross margins and loss of sales volume, any of which could materially and adversely affect the Company's business, operating results, and financial condition. Any material reduction in the price of the Company's products would negatively affect its gross revenues and could have a material adverse effect on its business, operating results, and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and the failure to do so would have a material adverse effect upon the Company's business, operating results, and financial condition.

Possible Decrease in Market Demand

Overall demand for enterprise software may grow more slowly or actually decrease in upcoming quarters and years. In 1999, a number of major providers of enterprise software have reported revenue growth substantially slower than in previous periods. The Company believes this trend may be a result of organizations devoting information technology resources and budgets towards resolving Year 2000 issues; however it may also reflect a saturation of the market for enterprise software as well as deregulation and retrenchment affecting the way companies purchase enterprise software. The Company has reported a decrease in software licensing fees by 66% in 1999 as compared to 1998. To the extent that the overall slowdown in the market for enterprise software market continues or worsens, the Company's business, results of operations and financial condition are likely to be adversely affected.

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

Risks of International Operations

International revenue (from sales outside the United States, Canada and Mexico) accounted for approximately 14%, 13% and 16% of total revenues in 1997, 1998 and 1999, respectively. The Company maintains an operational presence in the United Kingdom, Australia and France. In addition, the Company has established sales and support offices in Europe, Australia and Argentina; and expects international sales to continue to become a more significant component of its business. International expansion may require the Company to establish additional foreign operations and hire additional personnel. This may require significant management attention and financial resources and could adversely affect the Company's operating margin. To the extent the Company is unable to effect these additions efficiently and in a timely manner, its growth, if any, in international sales will be limited, and its business, operating results and financial condition could be materially and adversely affected. There can be no assurance that the Company will be able to maintain or increase international market demand for its products.

The Company's international business will also involve a number of additional risks, including lack of acceptance of localized products, cultural differences in the conduct of business, longer accounts receivable payment cycles, greater difficulty in accounts receivable collection, seasonality due to the annual slow-down in European business activity during the Company's third fiscal quarter, unexpected changes in regulatory requirements and royalty and withholding taxes that restrict the repatriation of earnings, tariffs and other trade barriers, and the burden of complying with a wide variety of foreign laws. The Company's international sales will be generated primarily through its international sales subsidiaries and indirect sales channel partners and are expected to be denominated in local currency, creating a risk of foreign currency translation gains and losses. To the extent profit is generated or losses are incurred in foreign countries, the Company's effective income tax rate may be materially and adversely affected. In some markets, localization of the Company's products will be essential to achieve market penetration. The Company may incur substantial costs and experience delays in localizing its products, and there can be no assurance that any localized product will ever generate significant revenue. There can be no assurance that any of the factors described herein will not have a material adverse effect on the Company's future international sales and operations and, consequently, its business, operating results and financial condition.

Recent economic fluctuations, particularly in the Asia-Pacific marketplace, have caused a heightened awareness of the impact this portion of the world's economy can have on the overall economy. As the Asia-Pacific market currently represents almost one-third of the world's buying power and approximately 3% of the Company's revenues in 1998 and 1999 are to this region, changes in this area's economic growth rate may impact suppliers of product into that market. While the actual magnitude of the business at risk is unknown, it is likely that capital spending in this market will continue to fluctuate and thus, the Company's ability to increase revenues in this region may be negatively impacted.

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

Risks Associated with British Energy Funded Development and Implementation

The Company signed a co-development and implementation agreement with British Energy plc ("British Energy") in May 1999 under which the Company will provide products and services over a three-year period. Over the term of the agreement, the Company is obligated to install the Indus Solution Series at each British Energy facility, which currently includes eight power stations. Due to the size of this project, problems with the successful and timely completion of the British Energy funded development and implementation may have a material effect on the future financial results of the Company.

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

Past and Future Acquisitions

The Company, as well as its predecessor corporations, The Indus Group, Inc. and TSW International, Inc., have made acquisitions in the past. The Company may make additional acquisitions in the future. Acquisitions of companies, divisions of companies or products entail numerous risks, including difficulty in successfully assimilating acquired operations, diversion of management's attention and loss of key employees of acquired companies. Products acquired by The Indus Group, Inc. and TSW International, Inc. in the past required significant additional development before they could be marketed and some failed to generate any revenue for The Indus Group, Inc. or TSW International, Inc.. Any problems related to acquisitions, could have a material adverse effect on the Company's business, operating results and financial condition.

Pending Litigation

The Company and several of its former officers and/or directors have been named as defendants in five substantially identical securities class action cases filed since February 3, 2000, in the United States District Court, Northern District of California. The Company expects that the cases will be consolidated. The complaints are brought on behalf of all persons who purchased Indus common stock between October 28, 1999, when the Company issued a press release announcing unaudited financial statements for the third quarter of 1999; through January 27, 2000, when the Company announced its intention to restate those financial statements. Plaintiffs do not demand any particular amount in damages.

The Company intends to defend itself vigorously in these actions. Any settlement or judgment may have a material adverse effect on the Company's results of operations in the period in which the such settlement or judgment is paid or payment becomes probable. The Company has directors and officers insurance available to fund the defense of the lawsuits, subject to any coverage defenses or exclusions. The Company also is cooperating with an informal investigation by the Securities and Exchange Commission regarding the restatement.

ITEM 2. PROPERTIES

Certain information concerning the Company's office space at December 31, 1999 is set forth below:

Location	Principal use	Square Footage	Ownership Interest
Domestic Offices:
Atlanta, GA	Regional Operations, Research and Development, Sales and Marketing, Operations	105,654	Lease
San Francisco, CA	Corporate Headquarters, Research and Development, Sales and Marketing, Operations	79,513	Lease
Pittsburgh, PA	Regional Operations	28,261	Lease
Dallas, TX	Regional Operations	9,041	Lease
Lake Oswego, OR	Regional Operations	5,507	Lease
Malvern, PA	Regional Operations	4,075	Lease
Other executive offices	Sales	2,943	Lease
International Offices:
Woking, Surrey, United Kingdom	Regional Operations	9,300	Lease
Brisbane, Australia	Regional Operations	6,695	Lease
Paris, France	Regional Operations	6,660	Lease
Chertsey, Surrey, United Kingdom............	Regional Operations	5,500	Lease
Toronto, Canada	Regional Operations	2,180	Lease
Executive offices in Australia	Sales	650	Lease

Management is currently and will continue to evaluate additional leased facilities to accommodate the anticipated growth in operations for 2000.* The Company owns substantially all of the equipment used in its facilities.

ITEM 3. LEGAL PROCEEDINGS

The Company and several of its former officers and/or directors have been named as defendants in five substantially identical securities class action cases filed since February 3, 2000, in the United States District Court, Northern District of California. The Company expects that the cases will be consolidated. The complaints are brought on behalf of all persons who purchased Indus common stock between October 28, 1999, when the Company issued a press release announcing unaudited financial statements for the third quarter of 1999; through January 27, 2000, when the Company announced its intention to restate those financial statements. Plaintiffs do not demand any particular amount in damages.

The Company intends to defend itself vigorously in these actions. Any settlement or judgment may have a material adverse effect on the Company's results of operations in the period in which the such settlement or judgment is paid or payment becomes probable. The Company has directors and officers insurance available to fund the defense of the lawsuits, subject to any coverage defenses or exclusions. The Company also is cooperating with an informal investigation by the Securities and Exchange Commission regarding the restatement.

From time to time, the Company is involved in other legal proceedings incidental to the conduct of its business. While the outcome of these claims cannot be predicted with certainty, the Company does not believe that such matters, individually or in the aggregate, to which it is currently a party are likely to have a material adverse effect on the results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 1999.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock, $.001 par value, is traded on the Nasdaq National Market under the symbol "IINT". The table sets forth the high and low closing prices of the Company's common stock for the periods indicated.

	High	Low
Year ended December 31, 1998
First Quarter	$10-1/2	$7
Second Quarter	12	8
Third Quarter	11-1/2	4-7/8
Fourth Quarter	7	3
Year ended December 31, 1999
First Quarter	$6-5/8	$3-1/4
Second Quarter	5-1/2	3-27/32
Third Quarter	5-1/2	4-1/8
Fourth Quarter	12-3/16	5-1/16

The Company anticipates that any future earnings will be retained to finance the continuing development of its business. The Company has not declared or paid any cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.

On July 15, 1999, the Company's Board of Directors approved a stock repurchase program for up to 2,000,000 shares of the Company's outstanding common stock. The Company is authorized to use available cash to buy back its shares in open market transactions from time to time, subject to price and market conditions. As of December 31, 1999, the Company held 435,500 shares which had been repurchased under the program.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data of the Company is qualified by reference to and should be read in conjunction with the consolidated financial statements and notes thereto and other financial information included elsewhere herein. During 1997, The Indus Group, Inc. entered into an Agreement and Plan of Merger and Reorganization with TSW International, Inc. The merger was consummated on August 25, 1997 and was accounted for as a pooling of interests. All financial information was restated to reflect the combined operations of The Indus Group, Inc. and TSW International, Inc. The summary consolidated statements of operations data for the years ended December 31, 1997, 1998, and 1999 and summary consolidated balance sheet data as of December 31, 1998 and 1999 are derived from and qualified by reference to the audited financial statements of the Company which are included elsewhere herein. The summary consolidated balance sheet data as of December 31, 1995, 1996 and 1997 and the summary consolidated statement of operations for the years ended December 31, 1995 and 1996 are derived from the audited financial statements of the Company which are not included herein.

                                                                   Years Ended December 31,
                                                      -------------------------------------------------
                                                        1995      1996        1997    1998      1999
                                                      --------- --------- --------- --------- ---------
                                                              (in thousands, except per share data)
Statement of operations data:
Revenues:
   Software licensing fees (1).......................  $32,816   $43,060   $55,958   $55,546   $19,071
   Services and maintenance .........................   67,824    97,515   119,382   138,956   158,160
   Other revenue ....................................    1,184     2,463     1,694       975     1,274
                                                      --------- --------- --------- --------- ---------
     Total revenues .................................  101,824   143,038   177,034   195,477   178,505
Cost of revenues ....................................   47,872    63,738    78,575   103,517    98,050
                                                      --------- --------- --------- --------- ---------
Gross margin ........................................   53,952    79,300    98,459    91,960    80,455
                                                      --------- --------- --------- --------- ---------
Operating expenses:
   Research and  development ........................   18,151    23,265    27,664    30,372    33,801
   Sales and marketing ..............................   19,915    26,523    33,568    31,517    31,667
   General and administrative .......................   12,996    14,951    14,991    15,270    18,145
   Compensation charge-stock options (2) ............   18,900       --        --        --        --
   Merger and restructuring expenses (3)(5)..........      --        --     12,083       --        --
                                                      --------- --------- --------- --------- ---------
     Total operating expenses .......................   69,962    64,739    88,306    77,159    83,613
                                                      --------- --------- --------- --------- ---------
Income (loss) from operations .......................  (16,010)   14,561    10,153    14,801    (3,158)
Gain on sale of investment in TenFold Corporation (7)      --        --        --        --     38,170
Other income (expense) net ..........................   (2,112)   (1,887)   (1,968)     (936)    3,120
                                                      --------- --------- --------- --------- ---------
Income (loss) before taxes ..........................  (18,122)   12,674     8,185    13,865    38,132
Provision for income taxes ..........................      423     6,849     6,408       450    14,295
Cumulative effect of deferred income taxes
   provided upon conversion by Indus to C
   Corporation (4) ..................................      --      6,700       --        --        --
                                                      --------- --------- --------- --------- ---------
Income (loss) before extraordinary item .............  (18,545)     (875)    1,777    13,415    23,837
Extraordinary item ..................................      --        --       (787)      --        --
                                                      --------- --------- --------- --------- ---------
Net Income (loss) ................................... ($18,545)    ($875)     $990   $13,415   $23,837
                                                      ========= ========= ========= ========= =========
Pro forma statement of operations as adjusted:
   Income (loss) before income taxes ................ ($18,122)  $12,674
   Add back portion of compensation charge-stock
      options (2) ...................................   17,900       --
                                                      --------- ---------
   Income (loss) before  income taxes, as adjusted ..     (222)   12,674
   Provision for income taxes (federal, state
      and foreign) (4) ..............................    5,181     6,849
                                                      --------- ---------
   Pro forma net income (loss) ......................  ($5,403)   $5,825
                                                      ========= =========
Income (loss) per share (computed on pro forma
   net income (loss) in 1995 and 1996) - basic (6) ..   ($0.25)    $0.22     $0.03     $0.44     $0.74
                                                      ========= ========= ========= ========= =========
Shares used in computing per share data .............   22,027    25,976    28,574    30,717    32,109
                                                      ========= ========= ========= ========= =========

                                                                          December 31,
                                                      -------------------------------------------------
                                                        1995      1996        1997    1998      1999
                                                      --------- --------- --------- --------- ---------
                                                                          (in thousands)
Balance sheet data:
Working capital .....................................    ($291)  $43,064   $37,238   $58,609   $95,872
Total assets ........................................   57,734   117,855   136,725   150,785   168,901
Short-term debt .....................................   16,481    16,951    29,054    21,005       301
Long-term debt ......................................    1,222     2,126     1,105       257       163
Subordinated long-term notes ........................   16,251    18,065      --        --        --
TSW redeemable preferred stock ......................   13,100    18,100      --        --        --
Total stockholders' equity ..........................  (20,473)   20,666    70,230    86,075   118,352

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

(2) Reflects nonrecurring expense incurred in the third quarter of 1995 in connection with an amendment to The Indus Group, Inc.'s 1992 Stock Option Plan to accelerate the exercisability of outstanding stock options, which had previously been contingent upon the occurrence of certain events. The pro forma adjustment of $17,900,000 is to reduce 1995 compensation expense to the amount related to options granted in 1995 only.

(3) See Note 1 of the Notes to the Consolidated Financial Statements for an explanation of the merger and restructuring expenses.

(4) Prior to January 1, 1996, The Indus Group, Inc. was not subject to federal corporate income taxation because of its election to be taxed under the provisions of Subchapter S of the Code. Pro forma net income for 1995 has been determined by assuming that the Company had been taxed as a C Corporation for 1995. Pro forma net income for 1996 reflects the elimination of a nonrecurring charge for the cumulative effect of deferred income taxes incurred in the first quarter of 1996 in connection with the termination of The Indus Group's S Corporation status. See Note 1 to the Consolidated Financial Statements.

(5) There were no material transactions between The Indus Group, Inc. and TSW International, Inc. prior to the consummation of the merger on August 25, 1997.

(6) After $0.03 per share loss from extraordinary item in 1997. Fully diluted per share amounts differ in 1996 ($0.20), 1998 ($0.38) and 1999 ($0.68).

(7) In March 1997, Indus Group, Inc. acquired a 10% interest in TenFold Corporation, a private software company for approximately $8 million in cash. In May 1999, the Company sold its interest in TenFold Corporation, which resulted in a $38.2 million gain. The Indus Group, Inc. received a perpetual, unrestricted license for future applications and tools developed with TenFold's technology.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The Company has experienced, and may in the future experience, significant fluctuations in revenues and operating results. The Company's revenues and operating results in general, and in particular its revenues from new licenses, are relatively difficult to forecast for a number of reasons, including:(i) the relatively long sales cycles for the Company's products, (ii) the variable size and timing of individual license transactions, (iii) changes in demand for the Company's products and services, (iv) competitive conditions in the industry, (v) changes in customer budgets, (vi) the timing of the introduction of new products or product enhancements by the Company or its competitors, (vii) the Company's success in and costs associated with developing and introducing new products, (viii) product life cycles, (ix) changes in the proportion of revenues attributable to license fees versus services, (x) the percentage of license fees attributable to third party software, (xi) changes in the level of operating expenses, (xii) delay or deferral of customer implementations of the Company's software, (xiii) software defects and other product quality problems, and (xiv) effect of SEC requirements and AICPA Statements of Position on the Company's revenue recognition, (xv) other economic conditions generally or in specific industry segments. Further, the purchase of the Company's products generally involves a significant commitment of capital, with the attendant delays frequently associated with large capital expenditures and authorization procedures within large organizations. For these and other reasons, the sales cycles for the Company's products are typically lengthy and subject to a number of significant risks over which the Company has little or no control, including customers' budget constraints and internal authorization reviews. In addition, delays in the completion of a product implementation may require that the revenues associated with such implementation be recognized over a longer period than originally anticipated. Such delays in the implementation or execution of orders have caused, and may in the future cause, material fluctuations in the Company's operating results. Similarly, customers may cancel implementation projects at any time without penalty, and such cancellation could have a material adverse effect on the Company's business or results of operations. Because the Company's expenses are relatively fixed, a small variation in the timing of recognition of specific revenues can cause significant variations in operating results and may in some future period result in losses or have a material and adverse effect on the Company's business or results of operations.

RESULTS OF OPERATIONS

Operating Results

The following table sets forth for the periods indicated the percentage of total revenues represented by certain line items in the Company's statements of operations:

                                                  Percentage of Total Revenues
                                                    Years Ended December 31,
                                               --------------------------------
Statement of Operations Data:                     1997       1998       1999
                                               ---------- ---------- ----------
Revenues:
   Software licensing fees ...................      31.6%      28.4%      10.7%
   Services, and maintenance and other .......      68.4%      71.6%      89.3%
                                               ---------- ---------- ----------
     Total revenues ..........................     100.0%     100.0%     100.0%
Cost of revenues .............................      44.4%      53.0%      54.9%
                                               ---------- ---------- ----------
Gross margin .................................      55.6%      47.0%      45.1%
                                               ---------- ---------- ----------
Operating expenses:
   Research and development ..................      15.6%      15.5%      18.9%
   Sales and marketing .......................      19.0%      16.1%      17.7%
   General and administrative ................       8.5%       7.8%      10.3%
   Merger and restructuring expenses .........       6.8%      --         --
                                               ---------- ---------- ----------
     Total operating expenses ................      49.9%      39.4%      46.9%
                                               ---------- ---------- ----------
Income from operations .......................       5.7%       7.6%      -1.8%
Gain on sale of investment in TenFold
  Corporation.................................       0.0%       0.0%      21.4%
Other income (expense) net ...................      -1.1%      -0.5%      23.2%
                                               ---------- ---------- ----------
Income before income taxes ...................       4.6%       7.1%      21.4%
Provision for income taxes ...................       3.6%       0.2%       8.0%
                                               ---------- ---------- ----------
Income before extraordinary item .............       1.0%       6.9%      13.4%
Extraordinary item ...........................      -0.4%      --         --
                                               ---------- ---------- ----------
Net income ...................................       0.6%       6.9%      13.4%
                                               ========== ========== ==========

Revenues. The Company's revenues are derived from software licensing fees and from services, which include implementation and training services and maintenance fees. Total revenues increased 10.4% from $177.0 million in 1997 to $195.5 million in 1998, and decreased 8.7% to $178.5 million in 1999. The decrease in total revenue in 1999 is largely attributable to the decrease in license fees, which was partially offset by an increase in services revenue, due to lower than anticipated licensing agreements with new and existing customers. The overall annual growth in services and maintenance revenue results from the high level of services required to fulfill the implementation needs of the customers. Revenue from international customers (from sales outside the United States, Canada and Mexico) accounted for 14%, 13% and 16% of revenues for 1997, 1998, and 1999, respectively. As most of the Company's existing contracts are denominated in U.S. dollars, foreign currency fluctuations have not significantly impacted the results of operations.

Effective in the three months ended September 30, 1997, The Indus Group, Inc. began to report applicable new license fees on standard software products not requiring substantial modification or customization as revenue upon shipment to customers. Previously, because substantial modification and customization of software products was expected by customers, The Indus Group, Inc. had deferred the applicable license fees initially and recognized those fees as earned over the period of modification, customization and other installation services. TSW International, Inc., which had not been required to perform substantial customization services, continued to recognize the applicable portion of license fees as earned upon shipment of standard software products to customers.

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

Cost of revenues increased 31.7% from $78.6 million in 1997 to $103.5 million in 1998 and decreased 5.2% to $98.1 million in 1999. The 1997 and 1998 increase in absolute dollars in cost of revenues was due principally to the need for additional personnel to service the Company's customers. The decrease in cost of revenues from 1998 to 1999 was due to the decrease in revenues during the same period.

Research and Development (R&D). Research and development expenses consist primarily of: (i) personnel and related costs and, (ii) third party consultant fees directly attributable to the development of new software application products, enhancements to existing products and the porting of Indus' products to different platforms.

Research and development expenses increased 9.7% from $27.7 million in 1997 to $30.4 million in 1998 and 11.2% to $33.8 million in 1999, and represented 15.6%, 15.5%, and 18.9%, respectively, of total revenues in those years. The Company believes that a significant level of investment in R&D is essential to remain competitive. Research and development expenses in absolute dollars for a particular period may vary depending on the projects in progress.

Sales and Marketing. Sales and marketing expenses include personnel costs, which include sales commissions involved in the sales and marketing of the Company's products and services and the costs of advertising, public relations and participation in industry conferences and trade shows. Sales and marketing expenses decreased 6.3% from $33.6 million in 1997 to $31.5 million in 1998 and increased 0.6% to $31.7 million in 1999. As a percent of total revenue, sales and marketing expenses were 19.0%, 16.1%, and 17.7% for 1997, 1998, and 1999, respectively.

General and Administrative. General and administrative expenses include the costs of finance, human resources and administrative operations. General and administrative expenses increased 1.9% from $15.0 million in 1997 to $15.3 million in 1998 and increased 18.3% to $18.1 million in 1999. These expenses represented 8.5%, 7.8%, and 10.3% of total revenues in those years, respectively. General and administrative expenses in absolute dollars increased as a percentage of total revenues from 1998 to 1999 due to the decrease in revenue and the relatively fixed nature of some portions of general and administrative expenses. General and administrative expenses are expected to increase in absolute dollars in future years.

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

Gain on Sale of Investment in TenFold Corporation. In March 1997, Indus Group, Inc. acquired a 10% interest in TenFold Corporation, a private software company for approximately $8 million in cash. In May 1999, the Company sold its interest in TenFold Corporation, which resulted in a $38.2 million gain. .

Interest Income and Interest Expense. Net Interest expense decreased 52% from $2.0 million in 1997 to $0.9 million in 1998. In

1999, net interest income was $3.2 million. The change from net interest income to net interest expense was due to reductions in the Company's borrowings and increases in the Company's cash and marketable securities.

Provision for Income Taxes. Income tax expense of $14.3 million in 1999 represented federal and state corporate income taxes for the Company, and reflects a $3.3 million tax benefit for utilization of net operating loss carryovers and other tax credits.

As of December 31, 1999, the Company has foreign net operating loss carryforwards of approximately $9.5 million which can be carried forward indefinitely. The company also has foreign tax credits of approximately $0.9 million which will expire in the years 2000 through 2003 if not utilized. The valuation allowance decrease in the current year reflects the utilization of prior years federal net operating loss carryforwards and domestic research and other credits. The remaining valuation allowance is an offset to foreign net operating loss carryforwards and tax credits since it is more likely than not that some portion or all of these deferred tax assets will not be realized.

Net Income The Company's net income was $23.8 million in 1999 compared with net income of $13.4 million recorded in 1998, due primarily to the gain on sale of its investment in TenFold Corporation of $38.2 million in May 1999. In 1998, the Company incurred net income of $13.4 million compared to $1.0 million in 1997 primarily due to increased revenues, lack of merger and restructuring expenses incurred in 1997, and a lower tax rate.

Liquidity and Capital Resources

Cash provided by (used in) operations was $(10.6) million, $24.0 million and $18.8 million in 1997, 1998 and 1999, respectively. Investing activities, consisting primarily of the purchase and sale of marketable securities, the acquisitions of investments and intangible assets, and the acquisition of property and equipment, used cash of $5.2 million, $5.8 million, and $9.1 million, in 1997, 1998 and 1999, respectively. Financing activities provided cash of $13.1 million, in 1997 primarily from the drawdown from the Company's line of credit. Financing activities in 1998 used $5.7 million primarily due to repayments under the Company's lines of credit. Financing activities in 1999 used $16.7 million, primarily due to stock repurchase and repayment of the Company's line of credit partially offset by proceeds from exercises of stock options.

As of December 31, 1999, the Company's principal sources of liquidity consisted of approximately $80.8 million in cash, cash equivalents and marketable securities, and a revolving bank line of credit of $15.0 million, which is secured by all of the Company's accounts receivables. The revolving credit facility expires July 31, 2001. Borrowings under the line of credit bear interest at the prime rate or LIBOR rate plus 1.00% and are available under the line of credit based on a percentage of eligible accounts receivables. At December 31, 1999, $0.2 million in standby letters of credit were outstanding under the bank line of credit.

Cash requirements are expected to continue to increase in order to fund: (i) personnel and salary costs, (ii) research and development costs, myindus.com and related development costs (iii) investment in additional computer equipment, and facilities, and (iv) working capital requirements.

The Company's principal commitments at December 31, 1999 consisted of obligations under operating and capital leases for facilities and computer equipment.

In March 1997, Indus Group, Inc. acquired a 10% interest in TenFold Corporation, a private software company for approximately $8 million in cash. In May 1999, the Company sold its interest in TenFold Corporation, which resulted in a $38.2 million gain. The Indus Group, Inc. received a perpetual, unrestricted license for future applications and tools developed with TenFold's technology. In April 1997, The Indus Group, Inc. acquired Prism Consulting, Inc. a private management-consulting firm, for $4.75 million of The Indus Group, Inc.'s common stock at the then current fair market value and $250,000 in cash. Substantially all of the purchase cost was allocated to intangible assets and is included in investments and intangible assets. In September 1998, the Company purchased the right, title and interest to the intellectual property related to radiological recording and tracking software called Total Exposure for $469,000. The $469,000 acquisition cost is being amortized over a two and a half-year period.

The Company believes that its existing cash and marketable securities, together with available bank borrowings, will be sufficient to meet its cash requirements during the next 12 months.* The foregoing statement regarding the Company's expectations for continued liquidity is a forward-looking statement, and actual results may differ materially depending on a variety of factors, including variable operating results or presently unexpected uses of cash, such as for acquisitions, or to fund losses.

Year 2000

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that had date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could have resulted in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

To date, the Company has not incurred material costs associated with Year 2000 compliance nor any disruption with any vendors or operations. Furthermore, the Company believes that any future costs associated with Year 2000 compliance efforts will not be material.*

ITEM 7A. MARKET RISKS

The Company's cash flow can be exposed to market risks primarily in the form of changes in interest rates in its short term borrowings available under its revolving bank line of credit as well as its investments in certain available-for-sale securities. The Company's cash management and investment policies restrict investments to highly liquid, low risk debt instruments. The Company currently does not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move (decrease in) interest rates along the entire interest rate yield curve would adversely affect the net fair value of all interest sensitive financial instruments by approximately $738,000 at December 31, 1999. The Company's earnings or cash flow is currently not subject to material fluctuations due to changes in foreign currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDUS INTERNATIONAL, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Indus International, Inc.

We have audited the accompanying consolidated balance sheets of Indus International, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Indus International, Inc. as of December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Palo Alto, California
March 13, 2000

INDUS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                               December 31,
                                                          ----------------------
                                                             1998        1999
                                                          ----------  ----------
ASSETS

Current assets:
   Cash and cash equivalents ............................   $23,229     $16,345
   Marketable securities ................................    15,596      64,427
   Billed accounts receivable, net of allowance for
    doubtful accounts of $3,578 and $3,991 at
    December 31, 1998 and 1999, respectively ............    56,921      35,432
   Unbilled accounts receivable .........................    21,474      13,735
   Other current assets .................................     5,842      16,319
                                                          ----------  ----------
     Total current assets ...............................   123,062     146,258
Property and equipment, net .............................    15,906      16,092
Investments and intangible assets, net ..................    11,364       1,894
Employee notes receivable ...............................       322         187
Other assets ............................................       131       4,470
                                                          ----------  ----------
                                                           $150,785    $168,901
                                                          ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Borrowing under lines of credit ......................   $19,650     $   --
   Accounts payable .....................................     9,482       5,532
   Other accrued liabilities ............................    16,721      20,190
   Current portion of obligations under capital leases ..     1,355         301
   Deferred revenue .....................................    17,245      24,363
                                                          ----------  ----------
     Total current liabilities ..........................    64,453      50,386

Obligations under capital leases and other liabilities ..       257         163

Commitments and contingencies ...........................      --          --

Stockholders' equity:
   Preferred stock ......................................      --          --
   Common stock .........................................        32          33
   Additional paid-in capital ...........................   102,622     112,473
   Treasury stock........................................      --        (2,181)
   Note receivable from stockholder......................      (492)       (548)
   Deferred compensation.................................      (248)       (152)
   Retained earnings (accumulated deficit)...............   (13,273)     10,564
   Accumulated other comprehensive loss .................    (2,566)     (1,837)
                                                          ----------  ----------
     Total stockholders' equity .........................    86,075     118,352
                                                          ----------  ----------
                                                           $150,785    $168,901
                                                          ==========  ==========

See accompanying notes.

INDUS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

                                                    Years Ended December 31,
                                               --------------------------------
                                                  1997         1998       1999
                                               ---------- ---------- ----------
Revenues:
   Software licensing fees ...................   $55,958    $55,546    $19,071
   Services and maintenance ..................   119,382    138,956    158,160
   Other revenue .............................     1,694        975      1,274
                                               ---------- ---------- ----------
     Total revenues ..........................   177,034    195,477    178,505
Cost of revenues .............................    78,575    103,517     98,050
                                               ---------- ---------- ----------
Gross margin .................................    98,459     91,960     80,455
                                               ---------- ---------- ----------
Operating expenses:
   Research and development ..................    27,664     30,372     33,801
   Sales and marketing .......................    33,568     31,517     31,667
   General and administrative ................    14,991     15,270     18,145
   Merger and restructuring expenses .........    12,083       --         --
                                               ---------- ---------- ----------
     Total operating expenses ................    88,306     77,159     83,613
                                               ---------- ---------- ----------
Income from operations .......................    10,153     14,801     (3,158)
Gain on sale of investment in TenFold
  Corporation.................................      --         --       38,170
Interest and other income ....................     1,590      1,118      3,523
Interest expense .............................    (3,558)    (2,054)      (403)
                                               ---------- ---------- ----------
Income before income taxes ...................     8,185     13,865     38,132
Provision for income taxes ...................     6,408        450     14,295
                                               ---------- ---------- ----------
Income before extraordinary item .............     1,777     13,415     23,837
Extraordinary item ...........................      (787)      --          --
                                               ---------- ---------- ----------
Net income ...................................      $990    $13,415    $23,837
                                               ========== ========== ==========

Income (loss) per share:
Basic
   Income before extraordinary item ..........     $0.06      $0.44      $0.74
   Extraordinary item ........................    ($0.03)      --         --
                                               ---------- ---------- ----------
   Net income ................................     $0.03      $0.44      $0.74
                                               ========== ========== ==========
Diluted
   Income before extraordinary item ..........     $0.05      $0.38      $0.68
   Extraordinary item ........................    ($0.02)      --         --
                                               ---------- ---------- ----------
   Net income ................................     $0.03      $0.38      $0.68
                                               ========== ========== ==========
Shares used in computing per share data
   Basic .....................................    28,574     30,717     32,109
   Diluted ...................................    33,448     35,263     35,274

See accompanying notes.

INDUS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands)

                                                                                                      Accumu-
                                                                                   Deferred Retained   lated
                                                                                   Compen-  Earnings   Other     Total
                                              Common   Common  Additional           sation  (Accumu-  Compre-   Stock-
                                               Stock   Stock    Paid-In   Treasury   and      lated   hensive  holders'
                                              Shares   Amount   Capital    Stock    Other   Deficit)    Loss    Equity
                                              ------- -------- ---------- -------- -------- --------- -------- ---------
Balance at December 31, 1996 ................ 19,401      $22    $48,649     $ --    ($336) ($27,402)   ($267)  $20,666
  Capital contribution by a TSW shareholder .    --        --      1,717       --       --       --        --     1,717
  Reincorporation as Indus International, Inc    --        (4)         4       --       --       --        --       --
  Issuance of common stock...................  1,196       --      6,725       --       --       --        --     6,725
  Tax benefit from exercise of stock options     --        --      3,479       --       --       --        --     3,479
  Redemption of TSW subordinated notes.......  1,290        8     19,937       --       --       --        --    19,945
  Exchange of common stock for TSW                                             --
     redeemable preferred stock .............  8,049        3     18,097       --       --       --        --    18,100
  Elimination of TSW's net income for the                                      --
     three months ended March 31, 1997 ......    --        --       --         --       --      (276)      --      (276)
  Amortization of deferred compensation .....    --        --       --         --       74       --        --        74
  Net income ................................    --        --       --         --       --       990       --       990
  Unrealized loss on marketable securities ..    --        --       --         --       --       --        56        56
  Foreign currency translation ..............    --        --       --         --       --       --    (1,246)   (1,246)
                                                                                                               ---------
  Comprehensive loss ........................    --        --       --         --       --       --        --      (200)
                                              ------- -------- ---------- -------- -------- --------- -------- ---------
Balance at December 31, 1997 ................ 29,936       29     98,608       --     (262)  (26,688)  (1,457)   70,230
  Exercise of stock options .................  1,507        2      2,750       --       --       --        --     2,752
  Tax benefit from exercise of stock options     --        --        294       --       --       --        --       294
  Sale of common stock under ESPP ...........    174        1        970       --       --       --        --       971
  Note receivable from stockholder ..........    --        --       --         --     (492)      --        --      (492)
  Amortization of deferred compensation .....    --        --       --         --       14       --        --        14
  Net income ................................    --        --       --         --       --    13,415       --    13,415
  Unrealized loss on marketable securities ..    --        --       --         --       --       --        (6)       (6)
  Foreign currency translation ..............    --        --       --         --       --       --    (1,103)   (1,103)
                                                                                                               ---------
  Comprehensive income ......................    --        --       --         --       --       --        --    12,306
                                              ------- -------- ---------- -------- -------- --------- -------- ---------
Balance at December 31, 1998 ................ 31,617       32    102,622       --     (740)  (13,273)  (2,566)   86,075
  Exercise of stock options .................  1,619        1      5,658       --       --       --        --     5,659
  Tax benefit from exercise of stock options     --        --      3,471       --       --       --        --     3,471
  Sale of common stock under ESPP ...........    191       --        722       --       --       --        --       722
  Note receivable from stockholder ..........    --        --       --         --      (56)      --        --       (56)
  Purchase of treasury stock.................   (435)      --       --     (2,181)      --       --        --    (2,181)
  Amortization of deferred compensation.......   --        --       --         --       96       --        --        96
  Net income ................................    --        --       --         --       --    23,837       --    23,837
  Unrealized loss on marketable securities ..    --        --       --         --       --       --        (8)       (8)
  Foreign currency translation ..............    --        --       --         --       --       --       737       737
                                                                                                               ---------
  Comprehensive income ......................    --        --       --         --       --       --        --    24,566
                                              ------- -------- ---------- -------- -------- --------- -------- ---------
Balance at December 31, 1999 ................ 32,992      $33   $112,473  ($2,181)   ($700)  $10,564  ($1,837) $118,352
                                              ======= ======== ========== ======== ======== ========= ======== =========

See accompanying notes.

INDUS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                              Years Ended December 31,
                                                                          -----------------------------
                                                                            1997        1998      1999
                                                                          --------- --------- ---------
Cash flows from operating activities:
Net income ..............................................................     $990   $13,415   $23,837
Elimination of TSW's net income for the three months ended March 31, 1997     (276)      --        --
Adjustments to reconcile net income
   to net cash used in operating activities:
   Depreciation and amortization ........................................    5,969     7,922     7,677
   Provision for doubtful accounts ......................................      891     1,604       413
   Amortization of deferred compensation ................................       74        14        96
   Loss on sale of fixed assets .........................................      332       (24)
   Tax benefit from exercise of stock options ...........................    3,479       294     3,471
   Merger expense resulting from equity transaction......................    2,009       --        --
   Extraordinary charge to net income from debt
     extinguishment .....................................................      787       --        --
   Gain on sale of investment in TenFold Corporation.....................      --        --    (38,170)
   Changes in operating assets and liabilities:
     Billed accounts receivable .........................................   (8,604)  (14,951)   21,076
     Unbilled accounts receivable .......................................  (10,952)    8,875     7,739
     Other current assets ...............................................      592       256    (4,576)
     Other assets .......................................................      798       (43)     (726)
     Employee notes receivable ..........................................      121        94       135
     Accounts payable ...................................................    1,424     1,052    (3,950)
     Deferred income taxes ..............................................   (3,418)     (419)   (9,513)
     Income taxes payable ...............................................      --        --      2,361
     Other accrued liabilities ..........................................    4,336     2,653     1,108
     Deferred revenue ...................................................   (7,953)    3,826     7,118
     Foreign currency translation adjustment ............................   (1,246)   (1,103)      737
     Other ..............................................................       20       547        (8)
                                                                          --------- --------- ---------
     Net cash (used in) provided by in operating activities..............  (10,627)   24,012    18,825
                                                                          --------- --------- ---------
Cash flows from investing activities:
Purchase of marketable securities .......................................   (3,104)   (8,612) (471,555)
Sale of marketable securities ...........................................   15,100     9,796   422,724
Investments and intangible asets.........................................   (8,288)     (628)   46,178
Acquisition of property and equipment ...................................   (8,901)   (6,418)   (6,402)
Other....................................................................     --          18       --
                                                                          --------- --------- ---------
Net cash (used in) provided by investing activities......................   (5,193)   (5,844)   (9,055)
                                                                          --------- --------- ---------
Cash flows from financing activities:
Net drawdown/(repayment) of line of credit ..............................   10,659    (7,000)  (19,650)
Net drawdown/repayment of capital leases/notes payable...................      423    (1,897)   (1,148)
Net proceeds from issuance of common stock ..............................    1,975     3,231     6,381
Note receivable from stockholder.........................................     --        --         (56)
Purchase of treasury stock...............................................     --        --      (2,181)
                                                                          --------- --------- ---------
Net cash (used in) provided by financing activities......................   13,057    (5,666)  (16,654)
                                                                          --------- --------- ---------
Net increase/(decrease) in cash and cash equivalents.....................   (2,763)   12,502    (6,884)
Cash and cash equivalents at beginning of period.........................   13,490    10,727    23,229
                                                                          --------- --------- ---------
Cash and cash equivalents at end of period ..............................  $10,727   $23,229   $16,345
                                                                          ========= ========= =========
Supplemental disclosures of cash flow information:
Interest paid ...........................................................   $2,004    $1,245      $403
                                                                          ========= ========= =========
Income taxes paid .......................................................   $4,775      $735   $15,812
                                                                          ========= ========= =========
Supplemental schedule of noncash, investing
  and financing activities:
Issuance of common stock in exchange for TSW
  subordinated  notes and redeemable preferred stock.....................  $38,045     $ --      $ --
                                                                          ========= ========= =========
Issuance of common stock in exchange for stockholder note receivable.....    $ --       $492      $548
                                                                          ========= ========= =========
Issuance of common stock in exchange for investment......................   $4,750     $ --      $ --
                                                                          ========= ========= =========

See accompanying notes.

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Significant Accounting Policies

Organization and Business

Business

Indus International, Inc. (the "Company") develops, markets, implements and supports a proprietary line of Enterprise Asset Management ("EAM") software and service solutions for capital intensive industries worldwide. The Company serves as an agent of change for its customers, who seek to improve their return on investment and efficiencies in core business functions in the utilities and energy industry, process, discrete and consumer packaged goods companies, as well as educational, municipal and transportation authorities worldwide.

Merger and Restructuring

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

As a result of the transaction, the Company incurred charges to operations of $9.98 million of merger related costs during 1997 that related primarily to approximately $6.7 million for transaction fees and professional services, $1.7 million for consulting services incurred by a significant stockholder and $1.6 million for other costs incident to the Merger. Of the total charge of $9.98 million, $8.28 million represented cash transactions and $1.7 million represented a noncash transaction during 1998. In addition to the merger-related costs, the Company accrued costs and losses in 1997 for the restructuring of the Company totaling $2.1 million. Of the total cost, $916,000 resulted from excess facilities that have been vacated and $1.2 million from termination costs of excess or redundant employees. Of the total charge of $2.1 million, $1.4 million was paid through December 31, 1998, and the remainder was paid in 1999.

Prior to the Merger, TSW International, Inc. reported on a fiscal year ending on March 31. Accordingly, the 1996 financial statements combine the March 31, 1997 financial statements of TSW International, Inc. with the December 31, 1996 financial statements of The Indus Group, Inc., respectively. Revenues and the net income of TSW International, Inc. for the three- month period ended March 31, 1997 were $21.4 million and $0.3 million respectively, with the net income reflected as an adjustment to retained earnings effective January 1, 1997.

Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Indus International, Inc. and its subsidiaries (collectively, the Company). All significant intercompany balances and transactions have been eliminated. All periods prior to the Merger include the combined results of The Indus Group, Inc. and TSW International, Inc. on a pooling of interests basis. The functional currencies of the Company's foreign subsidiaries are their respective local currencies. Accordingly, gains and losses from the translation of the financial statements of the foreign subsidiaries are included in stockholders' equity and other comprehensive income.

Revenue Recognition

The Company provides its software to customers under contracts, which provide for both software license fees and system implementation services. Revenues from system implementation services, which generally are time and material-based, are recognized as direct contract costs are incurred. The revenues from software license fees have been recognized as earned revenue in accordance with AICPA Statements of Position 97-2, and 98-4 relating to software revenue recognition, when persuasive evidence of arrangement exists, delivery has occurred, the license fee is fixed and determinable, and collection is probable. Effective in the quarter ended September 30, 1997, the Company began to report applicable new license fees on standard software products not requiring substantial modification or customization as earned revenue upon shipment to customers. Previously, because substantial modification and customization of software products was expected by customers, The Indus Group, Inc. had deferred the applicable license fees initially and recognized those fees as earned over the period of modification, customization and other installation services. TSW International, Inc. which had not been required to perform substantial customization services, continued to recognize the applicable portion of license fees as earned upon shipment of standard software products to customers.

Maintenance and support services are subject to separate contracts for which revenue is recognized ratably over the contract period.

Unbilled accounts receivable represent amounts related to revenue which has been recorded either as deferred revenue or earned revenue but which has not been billed. Generally, unbilled amounts are billed within 60 to 90 days of the sale of product or performance of services.

Deferred revenue represents primarily unearned maintenance and support fees and unearned license fees, for which future performance obligations remain.

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

Concentration of Credit Risk

The Company's customers are generally large companies in the utilities and energy industries, process, discreet and consumer packaged goods companies, as well as industrial manufacturing and the public sector. The Company performs ongoing credit evaluations of its customers and does not require collateral. The Company maintains allowances for potential credit losses and such losses have been within management's expectations. One customer accounted for 13.2% of Company's total revenues in 1999. No single customer accounted for 10% or more of the Company's total revenues in 1997 or 1998.

Cash Equivalents and Marketable Securities

The Company considers all non-auctionable highly liquid, low risk debt instruments with a maturity of three months or less from the date of purchase to be cash equivalents. The Company generally invests its cash and cash equivalents in money market funds, mutual funds, commercial paper and corporate notes.

The Company presently classifies all marketable securities as available-for- sale investments and carries them at fair market value. Unrealized holding gains and losses, net of taxes, are included in accumulated other comprehensive income (loss) within stockholders' equity.

Property and Equipment

Property and equipment is stated at cost. Equipment under capital leases is stated at lower of fair market value or the present value of the minimum lease payments at the inception of the lease.

Depreciation on office and computer equipment and furniture is computed using the straight-line method over estimated useful lives of four to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the related lease term or their estimated useful lives. Software for internal use are amortized using the straight-line method over estimated useful lives of four to five years.

Software Development Costs

Software development costs for external use are expensed as incurred until technological feasibility of the software is established, after which any additional costs are capitalized. To date, the Company has expensed all software development costs because development costs incurred subsequent to the establishment of technological feasibility have not been material. Purchased software costs included in other assets resulted principally from the acquisition by TSW International, Inc. of SQL Systems International plc. Software development and purchased software costs have been amortized over three years, the estimated life of the related product. Amortization expense recorded in 1997, 1998, and 1999 was approximately $294,000, $424,810, and $595,459 respectively.

Investments and Intangible Assets, Net

In 1997, The Indus Group, Inc. acquired a convertible preferred stock interest in TenFold Corporation, a privately held software company in the development stage, for approximately $8 million in cash. This investment was sold in May 1999 with a net gain of $38.2 million. Also in 1997, The Indus Group, Inc. acquired a management consulting firm for $4.75 million in common stock (339,285 shares of The Indus Group, Inc. common stock valued at $14 per share) and $250,000 in cash. The $5 million acquisition cost is being amortized over a four-year period, which is consistent with the related employment, confidentiality and non-competition agreements. In 1998, the Company purchased the rights; title and interest to the intellectual property related to radiological recording and tracking software called Total Exposure for $469,000. The $469,000 acquisition cost is being amortized over a two and one-half year period, which is the expected period of benefit.

Advertising Costs

Advertising costs are charged to expense in the period the costs are incurred. Advertising expense was approximately $472,000, $222,330, and $658,973 in 1997, 1998 and 1999, respectively.

Income Taxes

The provision for income taxes included in the accompanying financial statements represents state and foreign taxes in all years and federal income taxes of The Indus Group, Inc. and the Company for 1997, without any current benefit for the operating losses or operating loss carryovers of TSW International, Inc. As a result of the merger of TSW International, Inc., the Company inherited net operating loss carryovers of approximately $18.7 million, or approximately $7.5 million in potential tax benefits. In 1998 and 1999, benefits of approximately $4.7 million and $2.8 million, respectively, were recognized, reducing the provision for federal income taxes in each period.

Per Share Data

Basic and diluted earnings per share have been calculated using the weighted average common shares outstanding during the periods. Common equivalent shares from stock options and warrants are included in the diluted per share calculations unless their inclusion would be antidilutive.

The components of basic and diluted earnings per share were as follows (in thousands, except per share amounts):

                                                    Years Ended December 31,
                                               --------------------------------
                                                  1997         1998       1999
                                               ---------- ---------- ----------
Net income ...................................      $990    $13,415    $23,837
                                               ---------- ---------- ----------

Weighted average shares of common stock
  outstanding ................................    28,574     30,717     32,109
                                               ---------- ---------- ----------
Shares used in computing basic net income per
  share ......................................    28,574     30,717     32,109
                                               ---------- ---------- ----------
Basic net income per share ...................     $0.03      $0.44      $0.74
                                               ---------- ---------- ----------
Calculation of shares outstanding for
 computing diluted net income per share:
  Shares used in computing basic net income
  per share ..................................    28,574     30,717     32,109
  Shares to reflect the effect of the
  assumed exercise of:
    Employee stock options ...................     3,353      2,091      1,345
    Warrants .................................     1,521      2,455      1,820
                                               ---------- ---------- ----------
Shares used in computing diluted net
income per share .............................    33,448     35,263     35,274
                                               ---------- ---------- ----------
Diluted net income per share..................     $0.03      $0.38      $0.68
                                               ---------- ---------- ----------

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock Based Compensation

Compensation costs for stock options granted to employees is measured by the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Note 11 to the Consolidated Financial Statements contains a summary of the pro forma effects to reported net earnings (loss) and per share data for 1997, 1998 and 1999 as if the Company had elected to recognize compensation cost based upon fair value of options granted at grant date.

Recent Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") in 1998. Other comprehensive income (loss) (primarily foreign currency translation effects) and comprehensive income (loss) are shown in the Consolidated Statement of Stockholders' Equity.

The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") in 1998. SFAS 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. The Company operates in one business segment.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (Statement 133). Statement 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which amended Statement No. 133 by deferring the effective date to fiscal years beginning after June 30, 2000. Statements No. 133 and No. 137 are not anticipated to have a significant impact on the Company's results of operations or financial position when adopted.

AICPA Accounting Standards Executive Committee Statement of Position 97-2 "Software Revenue Recognition" (SOP 97-2) and Statement of Position 98-4 "Deferral of the Effective Date of a Provision of SOP 97-2 Software Revenue Recognition" (SOP 98-4) which contain rules for timing of recognition or software company revenues, particularly as to license fee revenues where there are multiple elements to be delivered under a contract or arrangement with a customer, became effective for transactions beginning in 1998. Management believes the Company's current policy and its practices conform to the rules in these accounting pronouncements.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB 101 provides guidance with respect to the recognition, presentation and disclosure of revenue in financial statements of all public registrants. The Company has not fully assessed the impact of the adoption of SAB 101 and has not determined the effect, if any, that it will have on the Company's reported revenues or results of operations in future periods. Any change in the Company's revenue recognition policies resulting from the adoption of SAB 101 would be reported as a change in accounting principle with a related cumulative adjustment effective as of the beginning of 2000.

2. Marketable Securities

The following is a summary of marketable securities, all of which are available for sale (in thousands):

                                       Gross      Gross       Gross    Estimated
                                     Amortized Unrealized  Unrealized    Fair
                                       Cost       Gains      Losses      Value
                                     --------- ----------- ----------- ---------
December 31, 1998
-------------------
Marketable securities...............   $6,100      $  --       $  --     $6,100
Certificates of deposit ............    4,000         --          --      4,000
Commercial paper and corporate notes    8,983           8         --      8,991
                                     --------- ----------- ----------- ---------
                                      $19,083          $8      $  --    $19,091
                                     ========= =========== =========== =========
Included in:
Cash and cash equivalents ..........   $3,495      $  --       $  --     $3,495
Marketable securities ..............   15,588           8         --     15,596
                                     --------- ----------- ----------- ---------
                                      $19,083          $8      $  --    $19,091
                                     ========= =========== =========== =========

December 31, 1999
-------------------
Marketable securities...............  $63,764      $  --       $  --    $63,764
Commercial paper and corporate notes    1,185         --          --      1,185
Municipal Obligations ..............      663         --          --        663
                                     --------- ----------- ----------- ---------
                                      $65,612      $  --       $  --    $65,612
                                     ========= =========== =========== =========
Included in:
Cash and cash equivalents ..........   $1,185      $  --       $  --     $1,185
Marketable securities...............   64,427         --          --     64,427
                                     --------- ----------- ----------- ---------
                                      $65,612      $  --       $  --    $65,612
                                     ========= =========== =========== =========

There have been no significant realized gains or losses on sales of marketable securities.

3. Property and Equipment

Property and equipment is recorded at cost and consists of the following (in thousands):

                                                    December 31,
                                               -----------------------
                                                     1998        1999
                                               ----------- -----------
Furniture and fixtures .......................     $4,895      $5,588
Office equipment .............................     26,260      30,135
Leasehold improvements .......................      2,795       3,084
Internally used capitalized software .........      3,382       5,150
                                               ----------- -----------
                                                   37,332      43,957
Less accumulated depreciation and
amortization .................................     21,426      27,865
                                               ----------- -----------
                                                  $15,906     $16,092
                                               =========== ===========

Equipment leased under capital leases is included in property and equipment. At December 31, 1999 and 1998, equipment under capital leases was $4,261,000 and $3,940,000, respectively, with accumulated depreciation of $3,716,907 and $2,328,000, respectively.

4. Other Accrued Liabilities

Other accrued liabilities consists of the following (in thousands):

                                                    December 31,
                                               -----------------------
                                                     1998        1999
                                               ----------- -----------
Accrued commissions ..........................     $2,527      $3,171
Accrued payroll and related expenses .........      5,513       7,195
Accrued taxes payable ........................      1,489       4,347
Other ........................................      7,192       5,477
                                               ----------- -----------
                                                  $16,721     $20,190
                                               =========== ===========

5. Lines of Credit

The Company has a revolving bank line of credit in the amount of $15.0 million, which is secured by all of the Company's accounts receivable. The revolving credit facility expires on July 31, 2001 and bears interest at the prime rate or LIBOR rate plus 1.00%. There were no borrowings outstanding under this line of credit at December 31, 1999 and $19.7 million outstanding at December 31, 1998. There were $0.2 million in standby letters of credit outstanding on this line of at December 31, 1999 and $0.6 million outstanding at December 31, 1998. The line of credit agreement contains certain affirmative and negative covenants. The Company was either in compliance with or had received waivers for each of the financial covenants at December 31, 1999 and 1998.

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

Total rental expense under these leases (in thousands) was approximately $5,215, $6,831, and $7,364 for 1997, 1998 and 1999, respectively. Future minimum lease payments under all non-cancelable operating leases are as follows (in thousands):

                                                Operating    Capital
Years Ending December 31,                        Leases      Leases
------------------------------------           ----------- -----------
     2000 ....................................     $6,049        $301
     2001 ....................................      3,640          92
     2002 ....................................      2,702          71
     2003 ....................................      2,702         --
     2004 ....................................      2,340         --
     Thereafter ..............................      4,123         --
                                               ----------- -----------
Total minimum payments required ..............    $21,556        $464
                                               ===========
Less amounts representing interest .......................         47
                                                           -----------
Present value of future lease payments ...................       $417
Less current portion .....................................        301
                                                           -----------
Long term portion ........................................       $116
                                                           ===========

8. Stockholders' Equity

The following is a summary of the authorized and issued preferred and common stock of Indus International, Inc:

                                                December 31, December 31,
                                                    1998         1999
                                                ------------ ------------
Preferred Stock
  Authorized shares, $.001 par value per share   10,000,000   10,000,000
  Shares issued and outstanding ..............        --           --
Common Stock
  Authorized shares, $.001 par value per share  100,000,000  100,000,000
  Shares issued and outstanding ..............   31,617,126   32,991,713

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

In 1998, the Company loaned a then officer/stockholder $491,770 in conjunction with the exercise of stock options. The note is secured by a pledge of 100,000 shares of the Company's stock. In March 1999, the loan was paid in full. There were no loans outstanding to officers at December 31, 1999.

In July 1999, the Company's Board of Directors approved a stock repurchase program for up to 2,000,000 shares of the Company's outstanding common stock. The Company is authorized to use available cash to buy back its shares in open market transactions from time to time, subject to price and market conditions. As of December 31, 1999, the Company held, as treasury stock, 435,500 shares which had been repurchased under the program.

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

1997 Stock Plan

The 1997 Stock Plan and Indus International Company Share Option Plan (the "Stock Plan") provide for the grant of incentive or nonstatutory stock options to employees, including officers and directors, and nonstatutory options only to consultants of the Company. A total of 10,000,000 shares have been reserved for issuance under the Stock Plan. The incentive stock options will be granted at not less than fair market value of the stock on the date of grant. The options will generally vest over one to four years and have a maximum term of ten years.

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

1998 Indus International, Inc. Company Share Option Plan

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

The activity under the option plans, combined, was as follows:

                                                 Options Outstanding
                                  Shares    -------------------------------
                                 Available    Number
                                   for          of
                                   Grant      Shares       Price Per Share
------------------------------- ----------- ----------- -------------------
Balances at December 31, 1996..  5,150,964   5,321,351    $0.28  -  $22.75
   Shares reserved ............  8,400,000        --
   Options granted ............ (4,396,604)  4,396,604    $3.94  -  $25.75
   Options forfeited ..........    577,466    (577,466)   $0.28  -  $25.00
   Options exercised ..........       --      (784,481)   $0.28  -  $15.00
   Plan shares expired ........ (8,027,326)       --
                                ----------- -----------
Balances at December 31, 1997..  1,704,500   8,356,008    $0.28  -  $25.75
   Shares reserved ............  2,500,000        --
   Options granted ............ (7,744,071)  7,744,071    $3.69  -  $10.38
   Options forfeited ..........  5,511,630  (5,511,630)   $0.67  -  $25.75
   Options exercised ..........       --    (1,506,678)   $0.28  -   $5.34
   Plan shares expired ........   (548,870)       --
                                ----------- -----------
Balances at December 31, 1998..  1,423,189   9,081,771    $0.28  -  $18.15
   Shares reserved ............  2,500,000        --
   Options granted ............ (3,153,000)  3,153,000    $4.13  -   $6.63
   Options forfeited ..........  3,247,490  (3,247,490)   $0.28  -  $16.50
   Options exercised ..........       --    (1,617,776)   $0.28  -   $4.56
   Plan shares expired ........   (294,485)       --      $0.28     $18.15
                                ----------- -----------
Balances at December 31, 1999..  3,723,194   7,369,505    $0.28  -  $18.15
                                =========== ===========

The following table summarizes information about stock options outstanding as of December 31, 1999.

                                                    Options Vested and
                        Options Outstanding            Exercisable
                 --------------------------------- ---------------------
                              Weighted-
                               Average   Weighted-             Weighted-
                              Remaining   Average               Average
   Range of      Outstanding Contractual Exercise  Exercisable Exercise
 Exercise Prices  in shares     Life       Price    in shares    Price
---------------- ----------- ----------- --------- ----------- ---------
 $0.28 -  $0.35     140,915        3.00     $0.32     140,915     $0.32
 $0.69 -  $1.00      75,655        5.10     $0.73      75,655     $0.73
 $1.65 -  $2.20      49,373        4.90     $1.74      49,373     $1.74
 $3.38 -  $5.00   5,166,843        8.00     $4.42   2,012,674     $4.33
 $5.09 -  $6.63   1,050,469        9.70     $5.46      36,719     $5.21
 $8.00 -  $8.50     841,250        7.60     $8.45     458,750     $8.42
$13.75 - $16.50      45,000        4.30    $15.05      33,000    $14.99
                 -----------                       -----------
Total             7,369,505        8.00     $4.98   2,807,086     $4.79
                 ===========                       ===========

On December 11, 1998, the Company offered its employees a stock option repricing program that allowed the employees to exchange on a one for one share basis any options priced above the December 14, 1998 closing price of Indus International, Inc. stock, which was $4.56. As a result, approximately 4,051,696 options on 4,051,696 shares were surrendered by eligible employees and exchanged for substitute options. The repriced options were not exercisable before June 14, 1999.

1997 Employee Stock Purchase Plan

The Company has an employee stock purchase plan under which 1,000,000 shares of common stock have been reserved for issuance. The plan allows for eligible employees to purchase stock at 85% of the lower of the fair market value of the Company's common stock as of the first day of each six-month offering period or the fair market value of the stock at the end of the offering period. Purchases are limited to 10% of each employee's compensation. Under the plan the Company issued 174,468 and 191,019 shares in 1998 and 1999, respectively, at prices ranging from $3.73 to $6.97 per share.

Under a prior employee stock purchase plan of The Indus Group, Inc., 39,101 shares were issued in 1997 at prices ranging from $6.50 to $25.75 per share.

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

The Indus Group, Inc. estimated the fair value for these options at the date of grant using the Black-Scholes option pricing model for 1996 and 1997 with the following weighted- average assumptions, respectively: risk-free interest rates of 5.75% and 6.43%, dividend yields of 0%; volatility factors of the expected market price of the company's stock of 0.75 and 0.60, and an expected life of the options of four and six years. TSW International, Inc. estimated the fair value for these options at the date of grant using the minimum value option pricing model for 1996 and the Black-Scholes option pricing model for 1997, with the following weighted-average assumptions for 1996 and 1997, respectively: risk-free interest rates of 6.15% and 6.43%, dividend yields of 0%; volatility factors of the expected market price of the company's stock of 0.0 and 0.60, and an expected life of the options of five years for 1996 and 1997. Indus International, Inc. has estimated the fair value for the options at the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions for 1998 and 1999, respectively: risk-free interest rates of 5.14% and 5.32%, dividend yields of 0%, volatility factor of the expected market price of the company's stock of 0.70 and 0.65, and an expected life of the options of six years for options granted under the 1997 Stock Plan and the 1997 Director's Option Plan and three years for options granted under the 1998 UK Stock Plan. The Company's calculations are based on a multiple options valuation approach, and forfeitures are recognized as they occur.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information net income (loss) including pro forma compensation expense, net of tax for the years ended December 31, 1997, 1998 and 1999, respectively, is as follows (in thousands except for earnings per share information):

                                                Year Ended December 31,
                                            -----------------------------
                                              1997        1998      1999
                                            --------- --------- ---------
Pro forma net income (loss)................  ($1,546)  ($6,122)  $19,502
Pro forma basic net income (loss) per share   ($0.05)   ($0.20)    $0.64
Pro forma diluted net income (loss)
  per share................................   ($0.05)   ($0.17)    $0.63

The weighted average fair value of options granted in 1997 was $8.20. In 1998, the weighted average fair value of options granted under the UK Stock Plan was $3.58 and under the remaining plans was $2.70, using these alternative methods of valuation. In 1999, the weighted average fair value of options granted under all plans was $3.84.

11. Employee Benefit and Profit-Sharing Plans

The Company has a defined contribution 401(K) plan. All employees over the age of 21 who have completed at least one-half year of service are eligible to participate. Each participant may elect to have amounts deducted from his or her compensation and contributed to the plan up to 15% of his or her base salary. All contributions are fully vested at the time the employee becomes an active participant. The Company did not contribute any matching funds in 1997; in 1998, the matching contribution was $847,281 and in 1999 the matching contribution was $796,704.

The Company also has a profit sharing plan. All employees over the age of 21 who have completed at least one-half year of service are eligible to participate. Contributions to the plan are at the discretion of the board of directors and are made to eligible employees' individual accounts in proportion to their base salary. Contribution expense related to the profit sharing plan for 1997 was approximately $250,000. The Company did not contribute to the profit sharing plan in 1998 and 1999.

12. Geographic Information

Geographic information is as follows (in thousands):

                                                  Year Ended December 31,
                                              -----------------------------
                                                1997        1998      1999
                                              --------- --------- ---------
Net revenues (based on destination)
   United States ............................ $135,763  $149,282  $140,256
   International (including United States
   exports shown below):
     Europe .................................   14,668    19,491    22,767
     Asia ...................................    7,070       233       (38)
     Canada .................................   15,422    20,491     9,802
     Australia...............................    4,111     5,980     5,718
                                              --------- --------- ---------
Total International .........................   41,271    46,195    38,249
                                              --------- --------- ---------
   Total consolidated net revenues .......... $177,034  $195,477  $178,505
                                              ========= ========= =========

United States export revenues (reported
in international revenues above)
     Europe .................................   $3,201       --    $17,363
     Asia Pacific............................      871       --        856
     Canada .................................   15,422       --        588
     Other ..................................    4,069     1,703     1,929
                                              --------- --------- ---------
Total consolidated export revenues ..........  $23,563    $1,703   $20,736
                                              ========= ========= =========

Income from operations
   United States ............................  $75,506   $78,105   $66,153
   International:
     Europe .................................    8,158    10,179     8,742
     Asia ...................................    3,932      (392)     (135)
     Canada .................................    8,577    (3,109)    4,086
     Australia...............................    2,286     7,178     1,608
Corporate administrative and other expenses .  (88,306)  (77,160)  (83,612)
Interest and other expenses, net ............   (1,968)     (936)   41,290
                                              --------- --------- ---------
Total consolidated income
  before income taxes .......................   $8,185   $13,865   $38,132
                                              ========= ========= =========
Identifiable assets
   United States ............................ $118,918  $124,373  $144,276
   International:
     Europe .................................    5,490    13,261    16,023
     Asia ...................................    3,225       242        60
     Canada .................................    5,895     9,407     4,100
     Australia...............................    3,197     3,502     4,442
                                              --------- --------- ---------
Total consolidated identifiable assets ...... $136,725  $150,785  $168,901
                                              ========= ========= =========

13. Income Taxes

The provision for income taxes (credits) consists of the following (in thousands):

                                                  Year Ended December 31,
                                              -----------------------------
                                                1997        1998      1999
                                              --------- --------- ---------
Current:
   Federal ..................................   $7,993      $484   $19,301
   State and foreign ........................    1,823       385     4,506
                                              --------- --------- ---------
                                                 9,816       869    23,807
                                              --------- --------- ---------

Deferred:
   Federal ..................................   (3,057)      --   (8,384.0)
   State and foreign ........................     (351)     (419)   (1,128)
                                              --------- --------- ---------
                                                (3,408)     (419)   (9,512)
                                              --------- --------- ---------
                                                $6,408      $450   $14,295
                                              ========= ========= =========

The effective rate of the provision for income taxes reconciles to the amount computed by applying the federal statutory rate to income before provision for income taxes as follows:

                                                       Percentage
                                                  Year Ended December 31,
                                              -----------------------------
                                                1997        1998      1999
                                              --------- --------- ---------
Federal statutory rate ......................     35.0%    35.0%    35.0%
Merger expenses .............................     41.1       --        --
State taxes, net of federal benefit .........      9.3       0.4       3.0
Foreign taxes ...............................      3.7       --        7.3
FSC benefit .................................     (1.5)     (2.1)     (0.9)
Research and development credit .............     (4.8)      --       (3.7)
TSW net operating loss ......................    (10.3)    (33.6)     (5.0)
Other .......................................      5.8       3.5       1.8
                                              --------- --------- ---------
                                                  78.3%     3.2%    37.5%
                                              ========= ========= =========

The 1997, 1998 and 1999 current federal and state tax provisions do not reflect the tax benefits of $3,479,000, $294,000, and $3,471,000, respectively resulting from deductions associated with the exercise of employee stock options. This tax benefit has been included in additional paid in capital.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred tax assets are as follows (in thousands):

                                                             December 31,
                                                        -------------------
                                                            1998      1999
                                                        --------- ---------
Deferred Tax Assets:
Accounts receivable allowances ........................     $966    $2,322
Tax over book depreciation.............................      341       396
Nondeductible accruals ................................    2,362     3,847
Deferred licensing fee revenue ........................    1,723     2,948
Net operating loss carryforwards ......................    3,963       --
Research and other credit carryforwards ...............    1,744       --
Foreign tax credits and losses ........................    2,045     5,182
                                                        --------- ---------
                                                          13,144    14,695
Valuation allowance ...................................  (10,390)   (5,182)
                                                        --------- ---------
                                                           2,754     9,513
Deferred Tax Liabilities:
Conversion from cash to accrual basis of accounting ...    2,754       --
                                                        --------- ---------
Net deferred tax assets................................    $  --    $9,513
                                                        ========= =========

At December 31, 1999, net deferred tax assets were included in other current assets ($5.9 million) and in other assets ($3.6 million).

As of December 31, 1999, the Company has foreign net operating loss carryforwards of approximately $9.5 million which can be carried forward indefinitely. The company also has foreign tax credits of approximately $0.9 million which will expire in the years 2000 through 2003 if not utilized. The valuation allowance decrease in the current year reflects the utilization of prior years federal net operating loss carryforwards and domestic research and other credits. The remaining valuation allowance is an offset to foreign net operating loss carryforwards and tax credits since it is more likely than not that some portion or all of these deferred tax assets will not be realized.

14. Litigation

The Company and several of its former officers and/or directors have been named as defendants in five substantially identical securities class action cases filed since February 3, 2000, in the United States District Court, Northern District of California. The Company expects that the cases will be consolidated. The complaints are brought on behalf of all persons who purchased Indus common stock between October 28, 1999, when the Company issued a press release announcing unaudited financial statements for the third quarter of 1999; through January 27, 2000, when the Company announced its intention to restate those financial statements. Plaintiffs do not demand any particular amount in damages.

The Company intends to defend itself vigorously in these actions. Any settlement or judgment may have a material adverse effect on the Company's results of operations in the period in which the such settlement or judgment is paid or payment becomes probable. The Company has directors and officers insurance available to fund the defense of the lawsuits, subject to any coverage defenses or exclusions. The Company also is cooperating with an informal investigation by the Securities and Exchange Commission regarding the restatement.

From time to time, the Company is involved in other legal proceedings incidental to the conduct of its business. While the outcome of these claims cannot be predicted with certainty, the Company does not believe that such matters, individually or in the aggregate, to which it is currently a party are likely to have a material adverse effect on the results of operations or financial condition.

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Financial Statements

The Financial Statements required by this item, together with the report of independent auditors, are filed as part of this Form 10-K. See Index to Consolidated Financial Statements under Item 8.

  Financial Statement Schedule

  The following financial statement schedule of Indus International, Inc. for the years ended December 31, 1999, 1998 and 1997 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Indus International, Inc.

  Schedule II Valuation and Qualifying Accounts

  Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

  Exhibits

The following exhibits are filed herewith or incorporated by reference.

Exhibit Number	Description
2.1

Agreement and Plan of Merger and Reorganization dated as of June 5, 1997 ("Agreement of Merger"), by and among the Registrant, The Indus Group, Inc. ("Indus") and TSW International, Inc. ("TSW") (incorporated by reference to Appendix A-1 to the Joint Proxy Statement/Prospectus filed as part of the Registration Statement on Form S-4 (Reg. No. 333-33113) filed with the Securities and Exchange Commission on August 7, 1997 (the "1997 Proxy Statement"))

2.2	First Amendment to Agreement of Merger dated as of July 21, 1997 by and among the Registrant, Indus and TSW (incorporated by reference to Exhibit 2.2 to the 1997 Proxy Statement)
2.3	Form of Agreement of Merger entered into by and among the Registrant, Indus Sub, Inc. and Indus (incorporated by reference to Appendix A-2 to the 1997 Proxy Statement)
2.4	Form of Agreement of Merger entered into by and among the Registrant, TSW Sub, Inc. and TSW (incorporated by reference to Appendix A-3 to the 1997 Proxy Statement)
3.1	Registrant's Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the 1997 Proxy Statement)
3.2	Registrant's Bylaws (incorporated by reference to Exhibit 3.2 to the 1997 Proxy Statement)
4.1

Form of Registration Rights Agreement entered into among the Registrant, Warburg, Pincus Investors, LP ("Warburg"), Robert W. Felton, Richard W. MacAlmon, John W. Blend, III and John R. Oltman (incorporated by reference to Exhibit 4.1 to the 1997 Proxy Statement)

4.2	Nomination Agreement entered into among the Registrant, Warburg and Robert W. Felton (incorporated by reference to Exhibit 4.6 to the 1997 Proxy Statement)
10.1*	Indus International, Inc. 1997 Stock Plan (incorporated by reference to Exhibit 10.1 to the 1997 Proxy Statement)
10.2*	Indus International, Inc. 1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the 1997 Proxy Statement)
10.3*	Indus International, Inc. 1997 Director Option Plan (incorporated by reference to Exhibit 10.3 to the 1997 Proxy Statement)
10.4	Form of Tax Indemnification Agreement of Indus (incorporated by reference to Exhibit 10.6 to Indus' Registration Statement on Form S-1 (File No. 33-80573) (the "Indus Form S-1"))
10.5	Software Master License Agreement between Indus and Felton Enterprises, dated January 2, 1990, as amended to date (incorporated herein by reference to Exhibit 10.7 to the Indus Form S-1)
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

10.10	Lease for Indus' San Francisco, CA headquarters dated January 24, 1990, as amended (incorporated herein by reference to Exhibit 10.11 to the Indus Form S-1)
10.11

Lease for Indus' Pittsburgh, PA sales office (incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Reg. No. 33-80574) filed with the Securities and Exchange Commission on January 31, 1996)

10.12	Form of Stock Purchase Warrant between TSW and Warburg and schedule of substantially similar Agreements (incorporated by reference to Exhibit 10.24 to the 1997 Proxy Statement)
10.13	Lease Agreement dated June 8, 1993 between TSW and Cousins Properties Incorporated, as amended (incorporated by reference to Exhibit 10.35 to the 1997 Proxy Statement)
10.14

Credit Agreement dated September 2, 1997 (as amended through First Amendment dated September 16, 1997) with Sumitomo Bank of California and Union Bank of California, N.A. (incorporated by reference to Exhibit 10.01 to the Registrant's Quarterly Report on Form 10-Q (File No. 0-22993) filed with the Securities and Exchange Commission on November 14, 1997)

10.15

Stock Purchase Agreement dated January 13, 1999 between Robert W. Felton, Warburg Pincus Investors, L.P. and Indus International, Inc. (incorporated by reference to Exhibit 10.37 to the Registrant's Annual Report on Form 10-K (File No. 0-22993) filed with the Securities and Exchange Commission on March 29, 1999)

10.16*	Employment Agreement dated July 15, 1999 between the Company and Mark C. Hoey.
10.17*	Employment Agreement dated January 11, 2000 between the Company and Kent O. Hudson.
10.18*	Employment Agreement dated January 11, 2000 between the Company and Richard H. Beatty.
10.19*	Employment Agreement dated January 11, 2000 between the Company and Onagh M. Ash.
10.20*	Employment Agreement dated March 1, 2000 between the Company and Henry C. Montgomery.
10.21	Consulting Agreement dated March 17, 1999 between the Company and Robert W. Felton.
21.1	Subsidiaries of Registrant
23.1	Consent of Ernst & Young LLP, Independent Auditors
24.1	Power of Attorney, filed on page 24 of this report
27.1	Financial Data Schedule

___________

*Designates management contract or compensatory plan or arrangement.

    Reports on Forms 8-K.

No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Indus International, Inc. has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

INDUS INTERNATIONAL, INC.

/s/ Kent O. Hudson
Kent O. Hudson
President and Chief Executive Officer

Date: April 14, 2000

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Kent O. Hudson and Henry C. Montgomery, jointly and severally, his/her attorneys-in-fact, each with the power of substitution, for him/her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his/her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:
Signature	Title	Date

/s/ Kent O. Hudson	President and Chief Executive Officer	April 14, 2000
(Kent O. Hudson)	Principal Executive Officer

/s/ Henry C. Montgomery	Executive Vice President Finance and Administration and Chief Financial Officer	April 14, 2000
(Henry C. Montgomery)	Principal Financial and Accounting Officer

/s/ Richard D. Beatty	Executive Vice President and Chief Operating Officer, President myindus.com	April 14, 2000
(Richard D. Beatty)

/s/ Robert W. Felton	Director	April 14, 2000
(Robert W. Felton)

/s/ William H. Janeway	Chairman of the Board of Directors	April 14, 2000
(William H. Janeway)

/s/ Joseph P. Landy	Director	April 14, 2000
(Joseph P. Landy)

/s/ Jeanne D. Wohlers	Director	April 14, 2000
(Jeanne D. Wohlers)

EXHIBIT INDEX
Exhibit Number	Description
2.1

Agreement and Plan of Merger and Reorganization dated as of June 5, 1997 ("Agreement of Merger"), by and among the Registrant, The Indus Group, Inc. ("Indus") and TSW International, Inc. ("TSW") (incorporated by reference to Appendix A-1 to the Joint Proxy Statement/Prospectus filed as part of the Registration Statement on Form S-4 (Reg. No. 333-33113) filed with the Securities and Exchange Commission on August 7, 1997 (the "1997 Proxy Statement"))

2.2	First Amendment to Agreement of Merger dated as of July 21, 1997 by and among the Registrant, Indus and TSW (incorporated by reference to Exhibit 2.2 to the 1997 Proxy Statement)
2.3	Form of Agreement of Merger entered into by and among the Registrant, Indus Sub, Inc. and Indus (incorporated by reference to Appendix A-2 to the 1997 Proxy Statement)
2.4	Form of Agreement of Merger entered into by and among the Registrant, TSW Sub, Inc. and TSW (incorporated by reference to Appendix A-3 to the 1997 Proxy Statement)
3.1	Registrant's Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the 1997 Proxy Statement)
3.2	Registrant's Bylaws (incorporated by reference to Exhibit 3.2 to the 1997 Proxy Statement)
4.1

Form of Registration Rights Agreement entered into among the Registrant, Warburg, Pincus Investors, LP ("Warburg"), Robert W. Felton, Richard W. MacAlmon, John W. Blend, III and John R. Oltman (incorporated by reference to Exhibit 4.1 to the 1997 Proxy Statement)

4.2	Nomination Agreement entered into among the Registrant, Warburg and Robert W. Felton (incorporated by reference to Exhibit 4.6 to the 1997 Proxy Statement)
10.1*	Indus International, Inc. 1997 Stock Plan (incorporated by reference to Exhibit 10.1 to the 1997 Proxy Statement)
10.2*	Indus International, Inc. 1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the 1997 Proxy Statement)
10.3*	Indus International, Inc. 1997 Director Option Plan (incorporated by reference to Exhibit 10.3 to the 1997 Proxy Statement)
10.4	Form of Tax Indemnification Agreement of Indus (incorporated by reference to Exhibit 10.6 to Indus' Registration Statement on Form S-1 (File No. 33-80573) (the "Indus Form S-1"))
10.5	Software Master License Agreement between Indus and Felton Enterprises, dated January 2, 1990, as amended to date (incorporated herein by reference to Exhibit 10.7 to the Indus Form S-1)
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

10.10	Lease for Indus' San Francisco, CA headquarters dated January 24, 1990, as amended (incorporated herein by reference to Exhibit 10.11 to the Indus Form S-1)
10.11

Lease for Indus' Pittsburgh, PA sales office (incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Reg. No. 33-80574) filed with the Securities and Exchange Commission on January 31, 1996)

10.12	Form of Stock Purchase Warrant between TSW and Warburg and schedule of substantially similar Agreements (incorporated by reference to Exhibit 10.24 to the 1997 Proxy Statement)
10.13	Lease Agreement dated June 8, 1993 between TSW and Cousins Properties Incorporated, as amended (incorporated by reference to Exhibit 10.35 to the 1997 Proxy Statement)
10.14

Credit Agreement dated September 2, 1997 (as amended through First Amendment dated September 16, 1997) with Sumitomo Bank of California and Union Bank of California, N.A. (incorporated by reference to Exhibit 10.01 to the Registrant's Quarterly Report on Form 10-Q (File No. 0-22993) filed with the Securities and Exchange Commission on November 14, 1997)

10.15

Stock Purchase Agreement dated January 13, 1999 between Robert W. Felton, Warburg Pincus Investors, L.P. and Indus International, Inc. (incorporated by reference to Exhibit 10.37 to the Registrant's Annual Report on Form 10-K (File No. 0-22993) filed with the Securities and Exchange Commission on March 29, 1999)

10.16*	Employment Agreement dated July 15, 1999 between the Company and Mark C. Hoey.
10.17*	Employment Agreement dated January 11, 2000 between the Company and Kent O. Hudson.
10.18*	Employment Agreement dated January 11, 2000 between the Company and Richard H. Beatty.
10.19*	Employment Agreement dated January 11, 2000 between the Company and Onagh M. Ash.
10.20*	Employment Agreement dated March 1, 2000 between the Company and Henry C. Montgomery.
10.21	Consulting Agreement dated March 17, 1999 between the Company and Robert W. Felton.
21.1	Subsidiaries of Registrant
23.1	Consent of Ernst & Young LLP, Independent Auditors
24.1	Power of Attorney, filed on page 24 of this report
27.1	Financial Data Schedule

___________

*Designates management contract or compensatory plan or arrangement.

Schedule II

INDUS INTERNATIONAL, INC.
VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)

                            Balance at Charged to Charged   Charges-    Balance
                            Beginning  Costs and  to Other     Add       at End
Year          Description    of Year   Expenses  Accounts  (Deduct)(1)  of Year
----------- --------------- ---------- --------- --------- ----------- ----------
      1999  Allowance for
            doubtful amounts   $3,578    $2,478    $3,395     ($5,460)    $3,991

      1998  Allowance for
            doubtful amounts   $1,974    $2,130      --         ($526)    $3,578

      1997  Allowance for
            doubtful amounts    1,247       945      --          (218)     1,974

__________

  Uncollectible accounts written off, net of recoveries.