Form 10-K/A
period 1999-12-31
INDUS INTERNATIONAL INC
filed 2000-05-02
CIK 1041333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A-1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTES

This Amendment No. 1 on Form 10-K/A is filed by Indus International, Inc. as an amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 1999 to amend and restate in its entirety Part III.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name of Director	Age	Principal Occupation
Richard H. Beatty	53	Executive Vice President and Chief Operating Officer, President of myindus.com
Robert W. Felton	61	Director, former Chief Executive Officer
Kent O. Hudson	47	President and Chief Executive Officer
William H. Janeway (1)	56	Chairman of the Board, Managing Director and Head of the Venture Capital High Technology Team of E.M. Warburg, Pincus & Co., LLC
Joseph P. Landy(2)	38	Director, Managing Director of E.M. Warburg, Pincus & Co., LLC
Jeanne D. Wohlers (1)(2)	54	Director

    Member of the Compensation Committee.
    Member of the Audit Committee.

There are no family relationships between or among any directors or executive officers of the Company.

Mr. Beatty has served as Executive Vice President and Chief Operating Officer, and director of the Company since January 11, 2000. He has also served as President of myindus.com since August 1999. From 1996 to August 1999 he was an independent consultant. From 1992 to 1996 he served as President, Consulting Services for SHL SYSTEMHOUSE. From 1980 to 1992 he was a Partner at Andersen Consulting.

Mr. Felton is a founder of The Indus Group, Inc. and has been a director since the Company was formed pursuant to the merger of The Indus Group, Inc. and TSW International, Inc. (the "Merger") which was consummated on August 25, 1997. He was Chairman of the Board until March 17, 1999. He also served as Chief Executive Officer of the Company until December 31, 1998. From 1988 until August 25, 1997, he was the Chairman, President and Chief Executive Officer of The Indus Group, Inc.

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

Mr. Janeway served as a director of the Company since the consummation of the Merger on August 25, 1997. From 1994 to August 25, 1997, he served as a director of TSW International, Inc. Since 1988, he has been a managing director and the head of the Venture Capital High Technology Team of E.M. Warburg, Pincus & Co., LLC ("EMW LLC") and its predecessor, EMW Inc. Mr. Janeway serves on the Board of Directors as a nominee of Warburg. Mr. Janeway also serves as a director of BEA Systems, Inc., an on-line transaction processing software and services company, Industri-Matematik International Corp., a client/server application software company, Veritas Software, a Unix system software company, and Vanstar/Inacom, a technology services company, and several privately-held companies.

Mr. Landy has served as a director of the Company since the consummation of the Merger on August 25, 1997. From 1992 to August 25, 1997, he served as a director of TSW International, Inc. Since 1994, Mr. Landy has been a managing director of EMW LLC and its predecessor, EMW Inc. Mr. Landy has been employed in various capacities by EMW LLC and EMW Inc. since 1985. Mr. Landy serves on the Board as nominee of Warburg. Mr. Landy also serves as a director of Level One Communications.

Ms. Wohlers has served as a director of the Company since January 1, 1999. Ms. Wohlers currently serves on the board of directors of 44 mutual funds managed by American Century. Ms. Wohlers has held a number of corporate senior management positions with high growth companies and investment management firms from 1974 through 1998. From 1994 to 1998, Ms. Wohlers was a partner at Windy Hill Productions, a producer of educational entertainment software.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 ("Section 16(a)") requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and persons who own greater than ten percent of a registered class of the Company's equity securities (a "10% Stockholders") are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 1999, all officers, directors and 10% Stockholders complied with all Section 16(a) filing requirements.

The information concerning the Company's officers required by this Item is included in the Section in Part I hereof entitled "Executive Officers".

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by the Company during 1997, 1998 and 1999 to its Chief Executive Officer, four executive officers who were serving as executive officers at December 31, 1999 and whose salary and bonus exceeded $100,000, and two executive officers whose employment with the Company terminated during 1999 (the "Named Executive Officers"):

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Annual Compensation		All Other Compensation ($)(1)
		Salary ($)	Bonus
William J. Grabske(2)	1999	701,018	350,000	7,378
Former President and Chief Executive Officer	1998	381,859	349,372	7,025
Former Chief Operating Officer	1997	-	-	-

Robert A. Pocsik(3)	1999	256,601	185,625	2,972
Former Senior Vice President Human Resources	1998	56,250	180,293	1,448
and Administration	1997	-	-	-

Kerry P. Lamson(4)	1999	274,944	50,000	6,353
Former Senior Vice President of	1998	146,875	50,000	6,770
Worldwide Marketing	1997	-	-	-

Philip C. Mezey(5)	1999	236,312	50,000	6,185
Former Senior Vice President of	1998	185,356	-	-
Research and Development	1997	160,270	3,470	-

Joan Platt(6)	1999	236,312	50,000	6,185
Former Senior Vice President and	1998	185,356	-	-
Chief Financial Officer	1997	160,270	3,470	-

Albert Wood(5)	1999	236,312	50,000	6,185
Former Vice President and	1998	185,356	-	-
Interim Chief Financial Officer	1997	160,270	3,470	-

Richard H. Beatty	1999	129,167	25,000	635
Executive Vice President and Chief Operating	1998	-	-	-
Officer, President of myindus.com	1997	-	-	-

(1) "All Other Compensation" is itemized as follows:

In 1999, Mr. Grabske received $2,400 in payment pursuant to the Company's 401(k) and $686 in life and health insurance premiums. Mr. Grabske's date of hire with the Company was June 1998.

In 1999, Mr. Pocsik received $984 in life and health insurance premiums. Mr. Pocsik's date of hire with the Company was October 1998.

In 1999, Mr. Lamson received $1,040 in life and health insurance premiums. Mr. Lamson's date of hire with the Company was May 1998.

In 1999, Mr. Mezey received $872 in life and health insurance premiums. Mr. Mezey's date of hire with the Company was April 1988.

In 1999, Ms. Platt received $975 in life and health insurance premiums. Ms. Platt's date of hire with the Company was May 1999.

In 1999, Mr. Wood received $975 in life and health insurance premiums. Ms. Platt's date of hire with the Company was December 1997.

In 1999, Mr. Beatty received $635 in life and health insurance premiums. Mr. Beatty's date of hire with the Company was August 1999.

(2) Mr. Grabske left the Company on January 11, 2000.

(3) Mr. Pocsik left the Company on January 11, 2000.

(4) Mr. Lamson left the Company on December 31,1999.

  Mr. Mezey left the Company on December 31,1999.

  Ms. Platt left the Company in December 1999.

  Mr. Wood left the Company on June 15,1999

OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth information regarding each grant of options to purchase common stock of the Company made to a Named Executive Officer during 1999.

Name	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price per Share	Expiration Date(1)
					5%	10%
William J. Grabske(3)(5)(6)	500,000	16.0%	$ 4.50	7/15/09	$1,415,013	$ 3,585,921
Robert A. Pocsik(3)(5)(6)	250,000	8.0%	4.65	5/26/09	731,090	1,852,726
Kerry P. Lamson(3)(4)(5)	100,000	3.2%	4.50	5/18/08	283,003	717,184
Philip C. Mezey(3)(4)	60,000	1.9%	4.13	5/26/09	155,651	384,451
Joan Platt(3)(4)	300,000	9.6%	4.50	5/03/09	849,008	2,151,552
Richard H. Beatty(3)(4)	500,000	16.0	4.50	8/02/09	1,415,013	3,585,921

(1) Options may terminate before their expiration upon the termination of optionee's status as an employee or consultant or upon the optionee's death or disability.

(2) Potential realizable value is based on the assumption that the Common Stock of the Company appreciates at the annual rate shown (compounded annually) from the date of grant until the expiration of the option term. These potential realizable value numbers are calculated based on Securities and Exchange Commission requirements and do not reflect the Company's estimate of future stock price growth.

(3) Options were granted under Indus International, Inc. 1997 Stock Option Plan at an exercise price equal to the fair market value of the Company's Common Stock on the date of grant.

(4) Options become exercisable as to 25% of the option shares on each anniversary of the vesting commencement date, with full vesting occurring on the fourth anniversary of the vesting commencement date.

(5) In the case of a change of control of the Company, all outstanding options shall vest immediately.

(6) Options become exercisable as to 25% of the option shares on the employment date and 25% each anniversary date of the vesting commencement date with full vesting occurring on the third anniversary of the vesting commencement date.

AGGREGATE OPTION EXERCISES IN 1999 AND YEAR-END VALUES

The following table sets forth information concerning the shares acquired and the value realized upon the exercise of stock options during 1999, the number of shares of Common Stock underlying exercisable and unexercisable options held by each of the Named Officers as of December 31, 1999 and the values of unexercised "in-the-money" options as of that date.

Name	Shares Acquired on Exercise	Value Realized ($)	Number of Securities Underlying Unexercised Options at December 31, 1999 (#)		Value of Unexercised in-the-Money Options at Fiscal Year-End ($)(1)
			Exercisable	Unexercisable	Exercisable ($)	Unexercisable ($)
William J. Grabske	-	-	562,500	937,500	$2,820,625	$5,695,875
Robert A. Pocsik	-	-	87,500	212,500	653,950	1,596,200
Kerry P. Lamson	-	-	96,250	-	535,134	-
Philip C. Mezey	-	-	72,500	-	320,970	-
Joan Platt	-	-	75,000	-	576,600	-
Albert Wood	-	-	-	-	-	-
Richard H. Beatty	-	-	125,000	375,000	961,000	2,883,000

(1) Represents the positive spread between the respective exercise prices of outstanding stock options and the closing price of the Common Stock on December 31, 1999 of $12.188 per share, as reported by the Nasdaq National Stock Market at the close of business.

Director Compensation

Directors currently receive no cash fees for services provided in that capacity but are reimbursed for out-of-pocket expenses they incur in connection with their attendance at meetings of the Board of Directors. The Company's 1997 Director Option Plan (the "Director Option Plan") was adopted by the Board of Directors and approved by the stockholders of the Company on July 17, 1997. Under the Director Option Plan, the Company reserved 200,000 shares of Common Stock for issuance to the directors of the Company pursuant to non-statutory stock options. As of March 31, 2000, options to purchase an aggregate of 100,000 shares were outstanding under the Director Option Plan at a weighted average exercise price of $8.188 per share, of which options to purchase 32,500 shares were fully vested and immediately exercisable; no options had been exercised pursuant to the Plan; and 100,000 shares remained available for future grant.

Each director who is not an employee of the Company is automatically granted a nonstatutory option to purchase 50,000 shares of Common Stock of the Company (the "First Option") on the date such person becomes a director. Thereafter, each such person will automatically be granted an option to acquire 10,000 shares of the Company's Common Stock (the "Subsequent Option") upon such outside director's re-election at each Annual Meeting of Stockholders, provided that on such date such person has served on the Board of Directors for at least six months. Each option granted under the Director Option Plan will become exercisable as to 25% of the Shares subject to such option on each anniversary of its date of grant. Messrs. Felton, Janeway and Landy and Ms. Wohlers each received Subsequent Options to purchase 10,000 shares at an exercise price of $5.00 on May 4, 1999.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

William Grabske, the Company's former Chief Executive Officer, and the Company entered into an Employment and Confidentiality Agreement dated May 7, 1998 pursuant to which, upon his involuntary termination for any reason except cause, the Company would pay the remaining portion of his base salary ($700,000 per annum) for up to three years from the date of his employment and would pro rate the vesting of his stock options through the date of termination. The Company and Mr. Grabske agreed that his employment was terminated on January 11, 2000 and entered into a Settlement Agreement and Mutual Release on that date. The agreement provided, among things, that the Company would pay Mr. Grabske in a lump sum payment the remaining portion of his base salary through June 15, 2001 (an amount of $919,319, less applicable taxes and withholding). The agreement also provided for a mutual release of claims by the parties. To date, the Company has not paid the lump sum settlement payment.

The Company has entered into Employment Agreements with Kent Hudson, its President and Chief Executive Officer, Richard H. Beatty, its Executive Vice President and Chief Operating Officer, Onagh M. Ash, its Executive Vice President of Global Sales, Service and Marketing, each dated January 11, 2000, and Henry C. Montgomery, its Executive Vice President of Finance and Administration, Chief Financial Officer and Secretary, dated March 1, 2000. These agreements provide for a one-year term of employment, following which the employment becomes "at-will" unless the term is extended by the Company. The agreements provide for base salaries of $550,000 for Mr. Hudson and $350,000 for Messrs. Beatty and Montgomery and Ms. Ash. In addition, the agreements provide for annual bonuses for these executives, to be determined by the Board of Directors or its Compensation Committee, of up to 100% of base salary (but not less than 50% of base salary) in the case of Mr. Hudson and up to 60% of base salary in the cases of Messrs. Beatty and Montgomery and Ms. Ash. In addition, in connection with his employment by the Company, the agreement provides that Mr. Hudson's consulting firm, Trinity Coast, Inc., which is owned by him, will receive a one-time payment of $100,000. A similar provision in included in Mr. Montgomery's contract providing for a $90,000 lump sum payment to his consulting firm, Montgomery Financial Services for the loss of his services. The agreements also provide for stock option grants to these individuals in the following amounts: Mr. Hudson, 1,000,000 shares; Mr. Beatty, 150,000 shares; Ms. Ash, 100,000 shares; and Mr. Montgomery, 500,000 shares.

The employment agreements also provide for various payments in the event of employment termination or change of control of the Company. In the event that the employment of these executives is terminated other than voluntarily by the executive or for "cause" (as defined in the agreements), the agreements provide that they are entitled to salary continuation equivalent to 12 months (six months in the cases of Mr. Beatty and Ms. Ash) of the current base salary plus a pro- rated bonus of 100% of the prior fiscal year's bonus, which is deemed to be $550,000 in the case of Mr. Hudson and $200,000 in the case of the other three executives if termination occurs prior to December 31, 2000. The agreements also provide that in the event of a "change of control" of the Company, as defined in the agreements, the stock options granted pursuant to these agreements will become 100% vested and exercisable.

Compensation Committee Interlocks and Insider Participation

The Company's Compensation Committee currently consists of William H. Janeway and Jeanne D. Wohlers. No interlocking relationship exists between any member of the Company's Compensation Committee and any member of the compensation committee of any other company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth, as of March 31, 2000, certain information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially more than five percent (5%) of the outstanding shares of Common Stock; (ii) each Named Executive Officer; (iii) each director of the Company; and (iv) all current directors and executive officers as a group.
Name and Address	Shares Beneficially Owned(1)	Approximate Percentage of Ownership
Warburg, Pincus Investors, LP(2)	18,480,380	49.4%
William H. Janeway(2)(3)	18,482,880	49.4%
Joseph P. Landy(2)(3)	18,482,880	49.4%
Heartland Advisors, Inc.( )	1,705,500	5.3%

Robert W. Felton(4)	4,515,061	12.2%
Jeanne D. Wohlers	-	*
William J. Grabske(5)	187,500	*
Robert A. Pocsik(5)	12,500	*
All current directors and executive officers as a group (8 persons)	23,450,364	62.7%

* Less than 1%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission that deems shares to be beneficially owned by any person who has or shares voting power or investment power with respect to such shares. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of the Company's Common Stock that will be issuable to the identified person or entity pursuant to assumed stock options that are either immediately exercisable or exercisable within sixty days of March 10, 1999 are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Represents shares held by Warburg, Pincus Investors, LP ("Warburg"). Warburg, Pincus & Co. is the sole General Partner of Warburg and has a 20% interest in the profits of Warburg. E.M. Warburg, Pincus & Co. LLC manages Warburg. Lionel I. Pincus is the managing partner of Warburg, Pincus & Co. and the managing member of E.M. Warburg, Pincus & Co., LLC and may be deemed to control both such entities. The members of E.M. Warburg, Pincus & Co., LLC are substantially the same as the partners of Warburg, Pincus & Co., LLC are substantially the same as the partners of Warburg, Pincus & Co. Messrs. Janeway and Landy, who will be directors of the combined company, are Managing Directors and members of E.M. Warburg, Pincus & Co., LLC, and general partners of Warburg, Pincus & Co. Messrs. Landy and Janeway may be deemed to have an indirect pecuniary interest (within the meaning of Rule 16a-1 under the Exchange Act) in an indeterminate portion of the shares beneficially owned by Warburg. Messrs. Janeway and Landy each disclaim beneficial ownership, for purposes of Section 16 of the Exchange Act or otherwise, of such shares. The address of Warburg is 466 Lexington Avenue, New York, New York 10017. Includes 3,702,877 shares issuable upon the exercise of currently exercisable warrants held by Warburg.

(3) Includes 2,500 shares subject to options exercisable within 60 days of March 10, 1999 granted to each of Messrs. Janeway and Landy in their capacity as directors.

(4) Includes 67,500 shares subject to options exercisable within 60 days of March 10, 1999. The address of Mr. Felton is c/o Indus International, Inc., 60 Spear Street, San Francisco, CA 94105.

(5) Represents shares subject to options exercisable within 60 days of March 10, 1999.

(6) The Company, Robert W. Felton and Warburg, Pincus Investors, L.P ("WPI") entered into a Nomination Agreement that provides that for so long as WPI continues to own more than 15% of the outstanding shares of the Company's Common Stock, WPI will be permitted to nominate two persons to the Company's Board of Directors, and that for so long as WPI continues to own between 7% and 15% of the outstanding shares of the Company's Common Stock, WPI will be permitted to nominate one person to the Company's Board of Directors. The Nomination Agreement also provides that for so long as Mr. Felton continues to own more than 15% of the outstanding shares of the Company's Common Stock, Mr. Felton will be permitted to nominate two persons to the Company's Board of Directors, and that for so long as Mr. Felton continues to own between 7% and 15% of the outstanding shares of the Company's Common Stock, Mr. Felton will be permitted to nominate one person to the Company's Board of Directors, which nominees in each instance may include Mr. Felton.

(7) Robert W. Felton, the Company and Warburg, Pincus Investors, L.P ("WPI") entered into a Stock Purchase Agreement dated January 13, 1999 (the "Felton Purchase Agreement"). Under the Felton Purchase Agreement, WPI purchased 5,000,000 shares of the Company's Common Stock from Mr. Felton and WPI agreed that with respect to any proposal presented to the Company's stockholders it will exercise its voting right with respect to any shares of capital stock of the Company owned by it such that the votes of WPI and its affiliates are limited to 50% or less of the votes eligible to be cast on such proposal, except that WPI may vote its shares of capital stock in excess of such 50% vote in the same proportions as the other stockholders of the Company vote their shares of capital stock entitled to vote on such proposal.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has entered into a consulting agreement with Mr. Felton, a director of the Company, pursuant to which Mr. Felton will provide consulting services to the Company. Mr. Felton will be paid on an hourly basis and also received medical and dental benefits, reimbursement for automobile expense and administrative support. The Company paid Mr. Felton $93,625 during 1999 pursuant to this contract.

In December 1997, the Board of Directors approved a contract with Valour, Inc. to provide human resource consulting services for a monthly fixed fee of $10,000. $120,000 was paid by the Company in fiscal 1999 pursuant to this arrangement. Robert W. Felton, Chairman of the Board of the Company, is a director and shareholder of Valour, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Indus International, Inc. has duly caused this amendment No. 1 to form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized.

INDUS INTERNATIONAL, INC.

/s/ Henry C. Montgomery

Henry C. Montgomery

Executive Vice President Finance and Administration and Chief Executive Officer and Secretary

Date: May 1, 2000