Form 10-Q
period 2000-03-31
INDUS INTERNATIONAL INC
filed 2000-05-15
CIK 1041333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number: 0-22993

INDUS INTERNATIONAL, INC.
(Exact name of Registrant as specified in its charter)

Delaware	94-3273443
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

60 Spear Street, San Francisco, California 94105
(Address of principal executive offices, including zip code)

(415) 904-5000
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         [X] Yes       [   ] No

As of May 1, 2000, Registrant had outstanding 34,233,487 shares of Common Stock, $.001 par value.

INDUS INTERNATIONAL, INC.
FORM 10-Q
Table of Contents

Part I: Financial Information	Page

Item 1. Financial Statements (Unaudited):

Condensed Consolidated Statements of Operations - three months ended March 31, 2000 and 1999	**

Condensed Consolidated Balance Sheets - March 31, 2000 and December 31, 1999	**

Condensed Consolidated Statements of Cash Flows - three months ended March 31, 2000 and 1999	**

Notes to Condensed Consolidated Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

Part II. Other Information

Item 1. Legal Proceedings	**

Item 2. Changes in Securities and Use of Proceeds	**

Item 3. Defaults Upon Senior Securities	**

Item 4. Submission of Matters to a Vote of Security Holders	**

Item 5. Other Information	**

Item 6. Exhibits and Reports on Form 8-K	**

Signatures	**

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDUS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

                                              Three Months Ended
                                                       March 31,
                                                ----------------------
                                                     2000        1999
                                                ---------- -----------

Revenues:
     Software license fees ..................        $632      $5,652
     Services and maintenance ...............      31,111      39,325
                                                ---------- -----------
         Total revenues .....................      31,743      44,977
Cost of revenues ............................      18,311      22,636
                                                ---------- -----------
Gross profit ................................      13,432      22,341
                                                ---------- -----------
Operating expenses:
     Research and development ...............      10,741       8,394
     Sales and marketing ....................       9,362       7,015
     General and administrative .............       5,293       3,814
                                                ---------- -----------
         Total operating expenses ...........      25,396      19,223
                                                ---------- -----------
Income (loss) from operations ...............     (11,964)      3,118
Interest and other income, net...............       1,058         258
                                                ---------- -----------
Income (loss) before income taxes ...........     (10,906)      3,376
Provision (benefit) for income taxes ........      (2,284)        700
                                                ---------- -----------
Net income (loss)............................     ($8,622)     $2,676
                                                ========== ===========

Earnings (loss) per share (basic) ...........      ($0.26)      $0.08
                                                ========== ===========
Earnings (loss) per share (diluted) .........      ($0.22)      $0.08
                                                ========== ===========
Shares used in computing earnings
  per share (basic) .........................      33,217      31,732
                                                ========== ===========
Shares used in computing earnings
  per share (diluted) .......................      38,523      34,058
                                                ========== ===========

See accompanying notes.

INDUS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands) (Unaudited)

                                                            March 31, December 31,
                                                              2000        1999
                                                         -----------  -----------

                            ASSETS
Current assets:
  Cash and cash equivalents.............................    $18,038      $16,345
  Marketable securities ................................     65,035       64,427
  Billed accounts receivable, less allowance for
   doubtful accounts of $4,681 at March 31, 2000
   and $3,991 at December 31, 1999 .....................     27,678       35,432
  Unbilled accounts receivable .........................     11,863       13,735
  Other current assets .................................     19,877       16,319
                                                         -----------  -----------
       Total current assets ............................    142,491      146,258
Property and equipment, net ............................     16,877       16,092
Intangible assets, net..................................      1,529        1,894
Other assets ...........................................      1,404        4,657
                                                         -----------  -----------
           Total assets                                    $162,301     $168,901
                                                         ===========  ===========
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of obligations under capital leases ..       $129         $301
  Accounts payable .....................................      3,903        5,532
  Other accrued liabilities ............................     16,148       20,190
  Deferred revenue .....................................     26,864       24,363
                                                         -----------  -----------
       Total current liabilities .......................     47,044       50,386
                                                         -----------  -----------

Obligations under capital leases........................        132          163

Stockholders' equity:
  Common stock .........................................         34           33
  Additional paid-in capital ...........................    119,209      112,473
  Deferred compensation and other.......................     (1,344)        (700)
  Retained earnings.....................................      1,942       10,564
  Accumulated other comprehensive loss..................     (2,535)      (1,837)
  Treasury stock, at cost ..............................     (2,181)      (2,181)
                                                         -----------  -----------
       Total stockholders' equity ......................    115,125      118,352
                                                         -----------  -----------
           Total liabilities and stockholders' equity      $162,301     $168,901
                                                         ===========  ===========

See accompanying notes.

INDUS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                          ----------------------
                                                             2000        1999
                                                          ----------  ----------
Cash flows from operating activities:
  Net income (loss).....................................    ($8,622)     $2,676
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization ...................      1,791       1,803
       Changes in operating assets and liabilities......      5,424       5,520
                                                          ----------  ----------
Net cash provided by (used in) operating activities ....     (1,407)      9,999
                                                          ----------  ----------
Cash flows from investing activities:
  Purchases of marketable securities ...................   (114,873)    (54,554)
  Sales of marketable securities .......................    114,297      50,675
  Acquisitions of property and equipment ...............     (2,170)     (1,964)
  Other ................................................        --          (42)
                                                          ----------  ----------
Net cash used in investing activities ..................     (2,746)     (5,885)
                                                          ----------  ----------
Cash flows from financing activities:
  Net repayment of borrowings under lines of credit ....         --      (5,000)
  Net repayment of capital leases.......................       (203)       (397)
  Net proceeds from issuance of common stock ...........      6,737       1,890
  Changes in stockholder receivables ...................       (688)        492
                                                          ----------  ----------
Net cash provided by (used in) financing activities ....      5,846      (3,015)
                                                          ----------  ----------
Net increase in cash and cash equivalents ..............      1,693       1,099
Cash and cash equivalents at beginning of period .......     16,345      23,229
                                                          ----------  ----------
Cash and cash equivalents at end of period .............    $18,038     $24,328
                                                          ==========  ==========

See accompanying notes.

INDUS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.          Business and Basis of Presentation

Indus International, Inc. ("the Company") develops, markets, implements and supports a proprietary line of Enterprise Asset Management ("EAM") software and implementation services. The Company serves as an agent of change for its customers, who seek to improve their return on investment and efficiencies in core business functions in the utilities and energy industry, process, discreet and consumer packaged goods companies, as well as educational, municipal and transportation authorities worldwide.

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

The accompanying unaudited condensed consolidated financial information has been prepared by management, in accordance with generally accepted accounting principles for interim financial information and pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2000 and results of operations and cash flows for all periods presented have been made. The condensed consolidated balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date.

These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as included in the Company's 1999 Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission. The consolidated results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2000.

2.          Comprehensive Income (Loss)

Comprehensive income (loss), which includes net income (loss) plus foreign currency translation effects and unrealized gain on securities investments, amounted to ($9.3) million and $3.0 million, respectively, for the three months ended March 31, 2000 and 1999.

3.          Earnings (Loss) Per Share

Earnings (loss) per share (basic) is computed using net income and the weighted average number of common shares outstanding during each period. Earnings (loss) per share (diluted) is computed using net income and the weighted average number of common and dilutive common equivalent shares outstanding during each period. The computations of the weighted average number of shares outstanding for the three month periods ended March 31, 2000 and 1999 are as follows (in thousands):

                                                            Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                              2000        1999
                                                         ---------- -----------
Weighted average shares outstanding
  - used for basic ..........................               33,217      31,732

Dilutive effect of stock options
  - treasury stock method ...................                2,432         917

Dilutive effect of warrants
  - treasury stock method ...................                2,874       1,409
                                                         ---------- -----------
Weighted average shares outstanding and
  dilutive equivalents - used for diluted....               38,523      34,058
                                                         ========== ===========

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

AICPA Accounting Standards Executive Committee Statement of Position 97-2 "Software Revenue Recognition" (SOP 97-2) and Statement of Position 98-4 "Deferral of the Effective Date of a Provision of SOP 97-2 Software Revenue Recognition" (SOP 98-4) which contain rules for timing of recognition or software company revenues, particularly as to license fee revenues where there are multiple elements to be delivered under a contract or arrangement with a customer, became effective for transactions beginning in 1998. Management believes the Company's current policy and its practices conform to the rules in these accounting pronouncements. Under the Company's current policy, license fees are deferred and recognized in over the periods in which the related customer service obligations are met.

In December 1998, the AICPA issued Statement of Position 98-9 "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions" (SOP 98-9). SOP 98-9 amends SOP 98-4 to extend the deferral of application of certain passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning after March 15, 1999. The Company has not yet determined the full effect of the final adoption of SOP 98-9 on its future revenues and results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB 101 provides guidance with respect to the recognition, presentation and disclosure of revenue in financial statements of all public registrants. The Company has not fully assessed the impact of the adoption of SAB 101 and has not determined the effect, if any, that it will have on the Company's reported revenues or results of operations in future periods

5.          Stock Repurchase Program

In July 1999, the Company's Board of Directors approved a stock repurchase program for up to 2,000,000 shares of the Company's outstanding common stock. The Company is authorized to use available cash to buy back its shares in open market transactions from time to time, subject to price and market conditions. As of March 31, 2000, the Company held as treasury stock 435,500 shares which had been repurchased under the program.

6.          Segment Information

The following information is presented in accordance with SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." The Company has identified two reportable industry segments: the development, marketing implementation and support of Enterprise Asset Management (EAM) software, and internet eBusiness initiatives, such as myindus.com.

For the three month period ended March 31, 2000, the company incurred charges to operations of $3.9 million for myindus.com. Of this amount, $3.2 million was recorded as research and development expenses, and $700,000 was recorded as sales and marketing expenses. At March 31, 2000 myindus.com had $18,000 in assets. All other revenues, costs, assets and liabilities are applicable to the EAM software segment.

7.          Litigation

The Company and several of its former officers and/or directors have been named as defendants in five substantially identical securities class action cases filed since February 3, 2000, in the United States District Court, Northern District of California. The Company expects that the cases will be consolidated. The complaints are brought on behalf of all persons who purchased the Company's common stock from October 28, 1999, when the Company issued a press release announcing unaudited financial results for the third quarter of 1999 through January 27, 2000, when the Company announced its intention to restate those financial results. Plaintiffs do not demand any particular amount in damages.

The Company will present all available defenses to the lawsuits. Any settlement or judgement may have a material adverse effect on the financial statements of the Company in the quarter in which the such settlement or judgement is paid or payment becomes probable. The Company has directors and officers insurance available to fund the defense of the lawsuits, subject to any coverage defenses or exclusions. The Company also is cooperating with an informal investigation by the Securities and Exchange Commission regarding the restatement.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward- looking statements as a result of certain factors, including those set forth in "Risk Factors."

Consolidated Results of Operations

The following table sets forth for the periods indicated the percentage of total revenues represented by certain line items in the Company's consolidated statements of operations:

Percent of Total Revenues

                                                            Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                              2000        1999
                                                         ---------- -----------

Revenues:
     Software license fees ..................                  2.0%       12.6%
     Services and maintenance ...............                 98.0%       87.4%
                                                         ---------- -----------
         Total revenues .....................                100.0%      100.0%
Cost of revenues ............................                 57.7%       50.3%
                                                         ---------- -----------
Gross margin.................................                 42.3%       49.7%
                                                         ---------- -----------
Operating expenses:
     Research and development ...............                 33.8%       18.7%
     Sales and marketing ....................                 29.5%       15.6%
     General and administrative .............                 16.7%        8.5%
                                                         ---------- -----------
         Total operating expenses ...........                  4.6%       42.8%
                                                         ---------- -----------
Income (loss) from operations ...............                (37.7%)       6.9%
Interest and other income, net...............                  3.3%        0.6%
                                                         ---------- -----------
Income (loss) before income taxes ...........                (34.4%)       7.5%
Provision (benefit) for income taxes ........                 (7.2%)       1.6%
                                                         ---------- -----------
Net income (loss)............................                (27.2%)       5.9%
                                                         ========== ===========

Revenues. Total revenues decreased 29% to $31.7 million in the three months ended March 31, 2000 from $45.0 million in the same period of 1999

Revenues from software license fees decreased by 89% to $632,000 in the three months ended March 31, 2000 from $5.7 million in the same period of 1999 Software license fee revenues were lower primarily due to the residual effects of a general industry slowdown in purchases of large scale enterprise applications leading up to the Year 2000, and deferral of license fee revenues to be recognized over the periods in which the related customer service obligations are met. Software licensing fees as a percentage of revenue were 2% and 13% for the three months ended March 31, 2000 and 1999, respectively.

Revenues from services and maintenance decreased by 21% to $31.1 million in the three months ended March 31, 2000 from $39.3 million in the same period of 1999 The reduction in services and maintenance revenues resulted primarily from a reduction of new consulting and implementation projects during the last half of 2000. Services and maintenance as a percentage of revenue were 98% and 87% for the three months ended March 31, 2000 and 1999, respectively.

Cost of Revenues. Cost of revenues consists primarily of (i) personnel and related costs for implementation and consulting services (including account executive personnel), (ii) training and customer support services and (iii) license fees to third parties upon the sale of the Company's products containing such third-party software. Gross profits on license fees are substantially higher than gross profits on services revenue, reflecting the low packaging and production costs of software products compared with the relatively high personnel costs associated with providing implementation, maintenance, consulting and training services.

Cost of revenues decreased 19% to $18.3 million in the three months ended March 31, 2000 from $22.6 million in the same period of 1999. This resulted in the gross margin decreasing to 42% for the three months ended March 31, 2000 from 50% for the same period in 1999. The gross margin reduction was due to decreased utilization of personnel for services and maintenance.

Research and Development. Research and development expenses consist primarily of: (i) personnel and related costs, (ii) computer processing costs and (iii) third party consultant fees directly attributable to the development of new software application products and enhancements to existing products.

Research and development expenses increased 28% to $10.7 million in the three months ended March 31, 2000 from $8.4 million in the same period of 1999, as the Company continued to develop integration products and increase functionality of its products, and expenses of eBusiness initiatives. As a percent of total revenues, research and development expenses were 34% and 19% for the three months ended March 31, 2000 and 1999, respectively. The Company believes that a significant level of investment in research and development is essential to remain competitive. The amount of research and development in absolute dollars for a particular period may vary depending on the projects in progress. To date, the Company has expensed all software development costs because development costs incurred subsequent to the establishment of technological feasibility have not been material.

Sales and Marketing. Sales and marketing expenses increased 33% to $9.4 million in the three months ended March 31, 2000 from $7.0 million in the same period of 1999. As a percent of total revenues, sales and marketing expenses were 30% and 16% for the three months ended March 31, 2000 and 1999, respectively. The increase in sales and marketing expense from the prior year month period were primarily related to expansion of the sales and marketing staff, and advertising and promotional costs for strategic alliance programs, and eBusiness initiatives.

General and Administrative. General and administrative expenses increased 39% to $5.3 million in the three months ended March 31, 2000 from $3.8 million in the same period of 1999. As a percent of total revenues, general and administrative expenses were 17% and 9% for the three months ended March 31, 2000 and 1999, respectively. The increase in general and administrative expenses resulted primarily from changes in management personnel.

Interest and Other Income . Interest and other income increased to $1.1 million in the three months ended March 31, 2000 from $300,000 in the same period of 1999 primarily due to investment income earned from cash received from the sale of TenFold stock by the Company in 1999.

Provision (benefit) for Income Taxes. Income tax benefit of $2.3 million represented an estimate of federal, state and foreign tax benefits for the quarter ended March 31, 2000 as a result of net operation losses. Income tax expense in the comparable period in 1999 was $700,000.

Liquidity and Capital Resources

As of March 31, 2000, the Company's principal sources of liquidity consisted of approximately $18.0 million in cash and cash equivalents, $65.0 million in marketable securities and an available revolving bank line of credit of up to $15 million. The revolving credit facility expires on July 31, 2001. Borrowings under the line of credit bear interest at the prime rate or LIBOR rate plus 1.00%. There were $2.5 million in standby letters of credit outstanding on this line of credit as of March 31, 2000.

In the three months ended March 31, 2000, cash, cash equivalents and marketable securities increased 3% to $83.1 million from $80.8 million at December 31, 1999. This was primarily due to collections of accounts receivable and net proceeds from issuance of common stock under employee stock incentive plans, and was offset by a loss from operations and acquisitions of property and equipment.

Cash requirements are expected to continue to increase in order to fund: (i) personnel and salary costs, (ii) research and development costs, (iii) investment in additional technical equipment, and (iv) working capital requirements.

The Company anticipates that it will have capital expenditures during 2000 of approximately $25 to $30 million primarily for purchases of computer equipment, and upgrade of facilities. Additionally, the Company anticipates spending approximately $35 million during 2000 for the development of internet eBusiness initiatives, such as myindus.com.

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

Risk Factors

Volatility of Operating Results

Fluctuating Operating Results. The Company's operating results have fluctuated in the past, and the Company's results may fluctuate significantly in the future depending on a number of factors, including (i) the relatively long sales cycles for its products, (ii) the variable size and timing of individual license transactions, (iii) the timing of revenue recognition under applicable accounting rules with respect to license transactions, service and maintenance, (iv) changes in demand for its products and services and market acceptance of new products, including any eBusiness offerings, (v) competitive conditions in the industry, (vi) changes in customer budgets, (vii) the timing of the introduction of new products or product enhancements by each such company or its competitors, (viii) its success in and costs associated with developing and introducing new products, including the necessary software and technology for its eBusiness initiatives, (ix) product life cycles, (x) variability in new licenses obtained, (xi) changes in the proportion of revenues attributable to licensing fees versus services, (xii) changes in the level of operating expenses, (xiii) delay or deferral of customer implementations of their software, (xiv) software defects and other product quality problems, and (xv) other economic conditions, generally, or in specific process industry segments. Further, the purchase of the Company's products generally involves a significant commitment of capital, with the attendant delays frequently associated with large capital expenditures and authorization procedures within large organizations. For these and other reasons, the sales cycles for the Company's products are typically lengthy and subject to a number of significant risks over which each such company has little or no control, including customers' budget constraints and internal authorization reviews. In addition, delays in the completion of a product implementation may require that the revenues associated with such implementation be recognized over a longer period than originally anticipated. Such delays in the implementation or execution of orders have caused, and may in the future cause, material fluctuations in the Company's operating results. Similarly, customers may cancel implementation projects at any time without penalty, and such cancellations could have a material adverse effect on the Company's business or results of operations. Because the Company's expenses are relatively fixed, a small variation in the timing of recognition of specific revenues can cause significant variations in operating results from quarter to quarter and may in some future quarter result in losses or have a material adverse effect on the Company's business or results of operations.

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

Risks Associated with New Products; New Markets

In September 1999, the Company announced its eBusiness initiatives, including myindus.com, which is focused on next generation internet applications, portals and web-based solutions for the EAM market. There can be no assurance that the Company's eBusiness offerings, including myindus.com, will achieve market acceptance. The Company's success in the eBusiness market will depend in part on its ability to accurately determine the functionality and features required by its customers, as well as the Company's ability to develop its eBusiness products and deliver them in a timely manner.

The internet procurement market is an emerging market that may undergo rapid technological change. The Company can not predict the present and future size of the potential market for its eBusiness products and services. The Company may incur substantial costs to enhance and modify its products and services in order to meet the demands of this potential market.

Dependence on Key Personnel

The Company's future success will depend in significant part upon the continued service of its key technical, sales and senior management personnel, and the Company's ability to recruit key personnel. Competition for qualified sales, technical and other personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain additional highly qualified employees in the future. From September 1999 to January 2000, the Company experienced significant changes to its senior management. If the Company is unable to hire and retain personnel, particularly those in key positions, including senior management, its business, operating results and financial condition will be materially adversely affected. Additions of new and departures of existing personnel, particularly in key positions, can be disruptive and have a material adverse effect on the Company's business, operating results and financial condition.

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

Possible Decrease in Market Demand

Overall demand for enterprise software may grow more slowly or actually decrease in upcoming quarters and years. In 1999, a number of major providers of enterprise software reported revenue growth substantially slower than in previous periods. The Company believes this trend may have been in part a result of organizations devoting information technology resources and budgets towards resolving Year 2000 issues; however, it may also have reflected a saturation of the market for enterprise software as well as deregulation and retrenchment affecting the way companies purchase enterprise software. The Company reported a decrease in software licensing fees of 66% in 1999 as compared to 1998. To the extent that the overall slowdown in the market for enterprise software market continues or worsens, the Company's business, results of operations and financial condition are likely to be adversely affected.

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

Risks of International Operations

International revenue (from sales outside the United States, Canada and Mexico) accounted for approximately 14%, 13% and 16% of total revenues in 1997, 1998 and 1999, respectively. The Company maintains an operational presence in the United Kingdom, Australia and France. In addition, the Company has established sales and support offices in Europe, Australia and Argentina, and expects international sales to continue to become a more significant component of its business. International expansion may require the Company to establish additional foreign operations and hire additional personnel. This may require significant management attention and financial resources and could adversely affect the Company's operating margin. To the extent the Company is unable to effect these additions efficiently and in a timely manner, its growth, if any, in international sales will be limited, and its business, operating results and financial condition could be materially and adversely affected. There can be no assurance that the Company will be able to maintain or increase international market demand for its products.

The Company's international business also involves a number of additional risks, including lack of acceptance of localized products, cultural differences in the conduct of business, longer accounts receivable payment cycles, greater difficulty in accounts receivable collection, seasonality due to the annual slow-down in European business activity during the Company's third fiscal quarter, unexpected changes in regulatory requirements and royalty and withholding taxes that restrict the repatriation of earnings, tariffs and other trade barriers, and the burden of complying with a wide variety of foreign laws. The Company's international sales are generated primarily through its international sales subsidiaries and indirect sales channel partners and can be denominated in local currency, creating a risk of foreign currency translation gains and losses. To the extent profit is generated or losses are incurred in foreign countries, the Company's effective income tax rate may be materially and adversely affected. In some markets, localization of the Company's products will be essential to achieve market penetration. The Company may incur substantial costs and experience delays in localizing its products, and there can be no assurance that any localized product will ever generate significant revenue. There can be no assurance that any of the factors described herein will not have a material adverse effect on the Company's future international sales and operations and, consequently, its business, operating results and financial condition.

Dependence on Proprietary Technology; Risks of Infringement

The Company's success is heavily dependent upon its proprietary technology. The Company relies on a combination of the protections provided under applicable copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect its proprietary rights. As part of its confidentiality procedures, the Company generally enters into non-disclosure agreements with its employees, distributors and corporate partners, and license agreements with respect to its software, documentation and other proprietary information. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of the Company's products or to reverse engineer or obtain and use information that the Company regards as proprietary the Company's products or technology without authorization, or to develop similar technology independently. Moreover, the laws of certain countries do not protect the Company's proprietary rights to the same extent, as do the laws of the United States. Furthermore, the Company has no patents, and existing copyright laws afford only limited protection. The Company will make source code available for certain of its products and the provision of such source code may increase the likelihood of misappropriation or other misuses of the Company's intellectual property. Accordingly, there can be no assurance that the Company will be able to protect its proprietary software against unauthorized third party copying or use, which could adversely affect the Company's competitive position.

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

Lengthy Sales and Implementation Cycle; Large Order Size

The purchase and implementation of the Company's software solutions generally involves a significant commitment of the customer's capital over a long period of time, with the risk of delays frequently associated with large capital expenditures and implementation procedures within an organization, such as budgetary constraints and internal approval review. During the sales process, the Company may devote significant time and resources to a prospective customer, including costs associated with multiple site visits, product demonstrations and feasibility studies, and experience significant delays over which the Company will have no control. In addition, following license sales, the implementation of the Company's products involves a lengthy process, including customer training and consultation. A successful implementation will require a close working relationship between the Company, the customer and, if applicable, third party consultants and systems integrators who assist in the process. These factors may increase the costs associated with completion of any given sale, and risks of cancellation or delay of such sales.

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

Risks Associated with British Energy Funded Development and Implementation

The Company signed a co-development and implementation agreement valued at more that $60 million with British Energy plc ("British Energy") in May 1999 and will provide products and services under this contract over a three- year period. Over the term of the agreement, the Indus Solution Series will be installed at each of the British Energy facilities, which currently include eight power stations. Due to the size of this project, the successful and timely completion of the British Energy funded development and implementation may have a material effect on the future financial results of the Company.

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

Risk of Software Defects; Product Liability

The sale and support of the Company's products entails the risk of product liability claims. The license agreements of the Company typically contain provisions designed to limit exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in such license agreements may not be effective as a result of federal, state or local laws or ordinances or unfavorable judicial decisions. A successful product liability claim brought against the Company could have a material adverse effect upon the Company's business, operating results and financial condition.

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

Pending Litigation

The Company and several of its former officers and/or directors have been named as defendants in five substantially identical securities class action cases filed since February 3, 2000, in the United States District Court, Northern District of California. The Company expects that the cases will be consolidated. The complaints are brought on behalf of all persons who purchased the Company's common stock from October 28, 1999, when the Company issued a press release announcing unaudited financial results for the third quarter of 1999 through January 27, 2000, when the Company announced its intention to restate those financial results. Plaintiffs do not demand any particular amount in damages.

The Company will present all available defenses to the lawsuits. Any settlement or judgement may have a material adverse effect on the financial statements of the Company in the quarter in which the such settlement or judgement is paid or payment becomes probable. The Company has directors and officers insurance available to fund the defense of the lawsuits, subject to any coverage defenses or exclusions. The Company also is cooperating with an informal investigation by the Securities and Exchange Commission regarding the restatement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the reported market risks since December 31, 1999.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company and several of its former officers and/or directors have been named as defendants in five substantially identical securities class action cases filed since February 3, 2000, in the United States District Court, Northern District of California. The Company expects that the cases will be consolidated. The complaints are brought on behalf of all persons who purchased the Company's common stock from October 28, 1999, when the Company issued a press release announcing unaudited financial results for the third quarter of 1999 through January 27, 2000, when the Company announced its intention to restate those financial results. Plaintiffs do not demand any particular amount in damages.

The Company will present all available defenses to the lawsuits. Any settlement or judgement may have a material adverse effect on the financial statements of the Company in the quarter in which the such settlement or judgement is paid or payment becomes probable. The Company has directors and officers insurance available to fund the defense of the lawsuits, subject to any coverage defenses or exclusions. The Company also is cooperating with an informal investigation by the Securities and Exchange Commission regarding the restatement.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

27.01 Financial Data Schedule

(b) Reports on Forms 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUS INTERNATIONAL, INC.

(Registrant)

Date: May 15, 2000

By:	/s/ Henry C. Montgomery

Henry C. Montgomery
Executive Vice President, Finance and Administration and Chief Financial Officer
(Principal Financial Officer)

Date: May 15, 2000

By:	/s/ Roy A. Crumrine

Roy A. Crumrine
Vice President, Controller
(Principal Accounting Officer)