Form 10-K/A
period 1999-12-31
INDUS INTERNATIONAL INC
filed 2000-05-19
CIK 1041333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A-2

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

__________________________

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

Mr. Hudson has served as President and Chief Executive Officer, and director, of the Company since January 11, 2000. During 1999, he was a consultant to myindus.com an eBusiness initiative of the Company. Since August 1998, he has been and continues to serve as the President of Trinity Coast, Inc., a management consulting firm. From July 1997 to September 1998, he was President and Chief Executive Officer of Strategic Resource Solutions, the non-regulated subsidiary of Carolina Power and Light. From November 1991 to June 1997, he was Founder and Chief Executive Officer of Applied Computer Technologies, an EAM software solution for educational institutions, prior to its acquisition by Carolina Power and Light.

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

Nomination Agreement

The Company, Robert W. Felton and Warburg, Pincus Investors, L.P. ("WPI") entered into a Nomination Agreement that provides that for so long as WPI continues to own more than 15% of the outstanding shares of the Company's Common Stock, WPI will be permitted to nominate two persons to the Company's Board of Directors, and that for so long as WPI continues to own between 7% and 15% of the outstanding shares of the Company's Common Stock, WPI will be permitted to nominate one person to the Company's Board of Directors. The Nomination Agreement also provides that for so long as Mr. Felton continues to own more than 15% of the outstanding shares of the Company's Common Stock, Mr. Felton will be permitted to nominate two persons to the Company's Board of Directors, and that for so long as Mr. Felton continues to own between 7% and 15% of the outstanding shares of the Company's Common Stock, Mr. Felton will be permitted to nominate one person to the Company's Board of Directors, which nominees in each instance may include Mr. Felton.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by the Company during 1997, 1998 and 1999 to its Chief Executive Officer, its four executive officers who were serving as executive officers during the year ended December 31, 1999 and whose salary and bonus exceeded $100,000, and two former executive officers whose salary and bonus exceeded $100,000 during 1999 (collectively, the "Named Executive Officers"):

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Annual Compensation		Long-term Compensation Awards	All Other Compensation ($)(1)
		Salary ($)	Bonus($)	Securities Underlying Options (#)
William J. Grabske (2)	1999	$701,018	$350,000	500,000	58,379
Former President and Chief	1998	381,859	349,372	1,000,000	7,025
Executive Officer,	1997	-	-	-	-
Former Chief Operating Officer

Robert A. Pocsik (3)	1999	256,601	185,625	250,000	12,871
Former Senior Vice President	1998	56,250	180,293	50,000	1,448
Human Resources and	1997	-	-	-	-
Administration

Kerry P. Lamson (4)	1999	274,944	50,000	100,000	14,880
Former Senior Vice President of	1998	146,875	50,000	285,000	16,770
Worldwide Marketing	1997	-	-	-	-

Philip C. Mezey (5)	1999	236,312	50,000	60,000	12,008
Former Senior Vice President of	1998	185,356	-	100,000	12,195
Research and Development	1997	160,270	3,470	25,000	10,507

Joan P. Platt (6)	1999	225,649	50,731	300,000	2,539
Former Senior Vice President and	1998	-	-	-	-
Chief Financial Officer	1997	-	-	-	-

Albert J. Wood (7)	1999	101,534	106,000	-	140,427
Former Vice President and	1998	149,035	-	75,000	11,737
Interim Chief Financial Officer	1997	11,667	-	25,000	844

Richard H. Beatty	1999	129,167	25,000	500,000	3,177
Executive Vice President and	1998	-	-	-	-
Chief Operating Officer,	1997	-	-	-	-
President of myindus.com

(1) "All Other Compensation" is itemized as follows:

In 1999, Mr. Grabske received $47,744 in relocation payments, $2,400 in payment pursuant to the Company's 401(k) plan and $8,235 in life and health insurance premiums. In 1998, Mr. Grabske received $2,400 in payment pursuant to the Company's 401(k) plan and $4,625 in life and health insurance premiums life insurance premiums. Mr. Grabske's date of hire with the Company was June 1998.

In 1999, Mr. Pocsik received $1,063 in payment pursuant to the Company's 401(k) plan and $11,808 in life and health insurance premiums. In 1998, Mr. Pocsik received $1,448 in life and health insurance premiums. Mr. Pocsik's date of hire with the Company was October 1998.

In 1999, Mr. Lamson received $2,400 in payment pursuant to the Company's 401(k) plan and $12,480 in life and health insurance premiums. In 1998, Mr. Lamson received $1,484 in payment pursuant to the Company's 401(k) plan and $5,286 in life and health insurance premiums. Mr. Lamson's date of hire with the Company was May 1998.

In 1999, Mr. Mezey received $1,547 in payment pursuant to the Company's 401(k) plan and $10,461 in life and health insurance premiums. In 1998, Mr. Mezey received $2,374 in payment pursuant to the Company's 401(k) plan and received $9,821 in life and health insurance premiums. In 1997, Mr. Mezey received $10,507 in life and health insurance premiums. Mr. Mezey's date of hire with the Company was April 1988.

In 1999, Ms. Platt received $625 in payment pursuant to the Company's 401(k) plan and received $1,914 in life and health insurance premiums. Ms. Platt's date of hire with the Company was May 1999.

In 1999, Mr. Wood received $1,097 in payment pursuant to the Company's 401(k) plan, received $5,465 in life and health insurance premiums, and $133,865 in severance payments. In 1998, Mr. Wood received $1,619 in payment pursuant to the Company's 401(k) plan, and received $10,118 in life and health insurance premiums. In 1997, Mr. Wood received $844 in life and health insurance premiums. Mr. Wood's date of hire with the Company was December 1997.

In 1999, Mr. Beatty received $3,177 in life and health insurance premiums. Mr. Beatty's date of hire with the Company was August 1999.

(2) Mr. Grabske left the Company on January 11, 2000.

(3) Mr. Pocsik left the Company on January 11, 2000.

(4) Mr. Lamson left the Company on December 31, 1999.

(5) Mr. Mezey left the Company on December 31, 1999.

(6) Ms. Platt left the Company on November 18, 1999.

(7) Mr. Wood left the Company on June 15, 1999

OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth information regarding each grant of options to purchase Common Stock of the Company made to a Named Executive Officer during 1999.

Name	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price per Share	Expiration Date(1)
					5%	10%
William J. Grabske (3)(5)(6)	500,000	16.0%	$ 4.50	7/15/09	$1,415,013	$ 3,585,921
Robert A. Pocsik (3)(5)(6)	250,000	8.0%	4.65	5/26/09	731,090	1,852,726
Kerry P. Lamson (3)(5)(6)	100,000	3.2%	4.50	5/18/08	283,003	717,184
Philip C. Mezey (3)(4)	60,000	1.9%	4.13	5/26/09	155,651	384,451
Joan P. Platt (3)(5)(7)	300,000	9.6%	4.50	5/03/09	849,008	2,151,552
Albert J. Wood (3)(4)	-	-	-	-	-	-
Richard H. Beatty (3)(5)(6)	500,000	16.0%	4.50	8/02/09	1,415,013	3,585,921

(1) Options may terminate before their expiration upon the termination of optionee's status as an employee or consultant or upon optionee's death or disability.

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

(7) Options become exercisable as to 25% of the option shares on the employment date and 25% of the remaining 75% each anniversary date of the vesting commencement date with full vesting occurring on the fourth anniversary of the vesting commencement date.

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
Name	Shares Acquired on Exercise	Value Realized ($)	Number of Securities Underlying Unexercised Options at December 31, 1999 (#)		Value of Unexercised in-the-Money Options at Fiscal Year-End ($)(1)
			Exercisable	Unexercisable	Exercisable ($)	Unexercisable ($)
William J. Grabske	-	-	562,500	937,500	$2,820,625	$5,695,875
Robert A. Pocsik	-	-	87,500	212,500	653,950	1,596,200
Kerry P. Lamson	-	-	96,250	-	535,134	-
Philip C. Mezey	-	-	72,500	-	320,970	-
Joan P. Platt	-	-	75,000	-	576,600	-
Albert J. Wood	-	-	-	-	-	-
Richard H. Beatty	-	-	125,000	375,000	961,000	2,883,000

(1) Represents the positive spread between the respective exercise prices of outstanding stock options and the closing price of the Common Stock on December 31, 1999 of $12.188 per share, as reported by the Nasdaq National Stock Market at the close of business.

Director Compensation

Directors currently receive no cash fees for services provided in that capacity but are reimbursed for out-of-pocket expenses they incur in connection with their attendance at meetings of the Board of Directors. The Company's 1997 Director Option Plan (the "Director Option Plan") was adopted by the Board of Directors and approved by the stockholders of the Company on July 17, 1997. Under the Director Option Plan, the Company reserved 200,000 shares of Common Stock for issuance to the directors of the Company pursuant to non-statutory stock options. As of May 8, 2000, options to purchase an aggregate of 100,000 shares were outstanding under the Director Option Plan at a weighted average exercise price of $8.188 per share, of which options to purchase 32,500 shares were fully vested and immediately exercisable; no options had been exercised pursuant to the Plan; and 100,000 shares remained available for future grant.

Each director who is not an employee of the Company is automatically granted a nonstatutory option to purchase 50,000 shares of Common Stock of the Company (the "First Option") on the date such person becomes a director. Thereafter, each such person will automatically be granted an option to acquire 10,000 shares of the Company's Common Stock (the "Subsequent Option") upon such outside director's re-election at each Annual Meeting of Stockholders, provided that on such date such person has served on the Board of Directors for at least six months. Each option granted under the Director Option Plan will become exercisable as to 25% of the Shares subject to such option on each anniversary of its date of grant. Effective January 1, 1999, when she commenced her service on the Board of Directors, Ms. Wohlers received a First Option grant to purchase 50,000 shares at $6.625. On May 30, 1999, Messrs. Janeway and Landy each received Subsequent Options to purchase 10,000 shares at an exercise price of $5.00 on May 4, 1999.

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
Name and Address	Shares Beneficially Owned(1)	Approximate Percentage of Ownership
Warburg, Pincus Investors, LP (2)(7)	18,490,900	48.7%
William H. Janeway (2)(3)	18,490,380	48.7%
Joseph P. Landy (2)(3)	18,490,380	48.7%
Heartland Advisors, Inc. (4)	1,705,500	5.0%

Robert W. Felton (5)	4,192,561	12.2%
Jeanne D. Wohlers (6)	12,500	*
William J. Grabske (7)	26,000	*
Robert A. Pocsik (7)	-	*
Kerry P. Lamson	-	*
Philip C. Mezey (7)	203,629	*
Joan P. Platt (7)	-	-
Albert J. Wood (7)	-	-
Richard H. Beatty	162,500	*
All current directors and executive officers as a group (7 persons)	23,258,461	60.2%

* Less than 1%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission that deems shares to be beneficially owned by any person who has or shares voting power or investment power with respect to such shares. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of the Company's Common Stock that will be issuable to the identified person or entity pursuant to assumed stock options that are either immediately exercisable or exercisable within sixty days of March 31, 2000 are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Represents shares held by Warburg, Pincus Investors, LP ("WPI"). Warburg, Pincus & Co. is the sole General Partner of WPI and has a 20% interest in the profits of WPI. E.M. Warburg, Pincus & Co. LLC manages WPI. Lionel I. Pincus is the managing partner of Warburg, Pincus & Co. and the managing member of E.M. Warburg, Pincus & Co., LLC and may be deemed to control both such entities. The members of E.M. Warburg, Pincus & Co., LLC are substantially the same as the partners of Warburg, Pincus & Co., LLC are substantially the same as the partners of Warburg, Pincus & Co. Messrs. Janeway and Landy are Managing Directors and members of E.M. Warburg, Pincus & Co., LLC, and general partners of Warburg, Pincus & Co. Messrs. Landy and Janeway may be deemed to have an indirect pecuniary interest (within the meaning of Rule 16a-1 under the Exchange Act) in an indeterminate portion of the shares beneficially owned by WPI. Messrs. Janeway and Landy each disclaim beneficial ownership, for purposes of Section 16 of the Exchange Act or otherwise, of such shares. The address of WPI is 466 Lexington Avenue, New York, New York 10017. Includes 3,702,877 shares issuable upon the exercise of currently exercisable warrants held by WPI.

(3) Includes 10,000 shares subject to options exercisable within 60 days of March 31, 2000 granted to each of Messrs. Janeway and Landy in their capacity as directors.

(4) Represents shares reported on Form 5 for the period ended December 31, 1999.

(5) Includes 117,500 shares subject to options exercisable within 60 days of March 31, 2000. The address of Mr. Felton is c/o Indus International, Inc., 60 Spear Street, San Francisco, CA 94105.

(6) Represents shares subject to options exercisable within 60 days of March 31, 2000.

(7) Information presented is based on publicly available data.(8) Robert W. Felton, the Company and Warburg, Pincus Investors, L.P ("WPI") entered into a Stock Purchase Agreement dated January 13, 1999 (the "Felton Purchase Agreement"). Under the Felton Purchase Agreement, WPI purchased 5,000,000 shares of the Company's Common Stock from Mr. Felton and WPI agreed that with respect to any proposal presented to the Company's stockholders it will exercise its voting right with respect to any shares of capital stock of the Company owned by it such that the votes of WPI and its affiliates are limited to 50% or less of the votes eligible to be cast on such proposal, except that WPI may vote its shares of capital stock in excess of such 50% vote in the same proportions as the other stockholders of the Company vote their shares of capital stock entitled to vote on such proposal.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has entered into a consulting agreement with Mr. Felton, a director of the Company, pursuant to which Mr. Felton will provide consulting services to the Company. Mr. Felton is paid on an hourly basis and receives medical and dental benefits, reimbursement for automobile expense and administrative support. The Company paid Mr. Felton $93,625 during 1999 pursuant to this contract.

In December 1997, the Board of Directors approved a contract with Valour, Inc. to provide human resource consulting services for a monthly fixed fee of $10,000. $120,000 was paid by the Company in fiscal 1999 pursuant to this arrangement. Robert W. Felton, Chairman of the Board of the Company, is a director and shareholder of Valour, Inc.

The Company loaned John W. Blend III, who had previously served as the Company's President of Worldwide Sales and Marketing, and director, $100,910 in June 1997. In August 1998 the Company loaned Mr. Blend $491,771 bearing interest of 5.48% per annum. This note was secured by a pledge of 100,000 shares of the Company's stock. The largest aggregate amount of indebtedness outstanding at any time in 1999 was $532,485. Mr. Blend paid off this debt in March 1999.

The Company loaned Christopher R. Lane, who had previously served as the Company's President of Strategy and Product Development and Vice Chairman of the Board, $60,940 in June 1997, for payment of taxes in conjunction with the forgiveness of prior indebtedness. Mr. Lane paid off this debt in January 1999. The largest aggregate amount of indebtedness outstanding at any time in 1999 was $60,940.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Indus International, Inc. has duly caused this amendment No. 1 to form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized.

INDUS INTERNATIONAL, INC.

By:	/s/ Henry C. Montgomery

Henry C. Montgomery
Executive Vice President Finance and Administration and Chief Executive Officer and Secretary
Dated: May 18, 2000