Form 10-Q
period 2000-06-30
INDUS INTERNATIONAL INC
filed 2000-08-14
CIK 1041333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

or

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         [X] Yes       [   ] No

As of July 17, 2000, Registrant had outstanding 34,468,784 shares of Common Stock, $.001 par value.

INDUS INTERNATIONAL, INC.
FORM 10-Q
Table of Contents

Part I: Financial Information	Page

Item 1. Financial Statements (Unaudited):

Condensed Consolidated Statements of Operations - three and six onths ended June 30, 2000 and 1999	**

Condensed Consolidated Balance Sheets - June 30, 2000 and December 31, 1999	**

Condensed Consolidated Statements of Cash Flows - six months ended June 30, 2000 and 1999	**

Notes to Condensed Consolidated Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

Part II. Other Information

Item 1. Legal Proceedings	**

Item 2. Changes in Securities and Use of Proceeds	**

Item 3. Defaults Upon Senior Securities	**

Item 4. Submission of Matters to a Vote of Security Holders	**

Item 5. Other Information	**

Item 6. Exhibits and Reports on Form 8-K	**

Signatures	**

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDUS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

                                     Three Months Ended   Six Months Ended
                                             June 30,            June 30,
                                         ------------------- -------------------
                                         2000        1999    2000        1999
                                         --------- --------- --------- ---------

Revenues:
     Software license fees ............    $3,176    $8,391    $3,808   $14,043
     Services and maintenance .........    29,421    43,290    60,532    82,615
                                         --------- --------- --------- ---------
         Total revenues ...............    32,597    51,681    64,340    96,658
Cost of revenues ......................    21,718    26,930    40,029    49,566
                                         --------- --------- --------- ---------
Gross profit ..........................    10,879    24,751    24,311    47,092
                                         --------- --------- --------- ---------
Operating expenses:
     Research and development .........    12,112     8,282    22,853    16,676
     Sales and marketing ..............    14,556     7,894    23,918    14,909
     General and administrative .......     6,393     4,363    11,686     8,177
                                         --------- --------- --------- ---------
         Total operating expenses .....    33,061    20,539    58,457    39,762
                                         --------- --------- --------- ---------
Income (loss) from operations .........   (22,182)    4,212   (34,146)    7,330
Interest and other income (expense),
   net.................................     1,114    38,915     2,172    39,173
                                         --------- --------- --------- ---------
Income (loss)  before income taxes ....   (21,068)   43,127   (31,974)   46,503
Provision (benefit) for income taxes ..      (914)   16,267    (3,198)   16,967
                                         --------- --------- --------- ---------
Net income (loss)......................  ($20,154)  $26,860  ($28,776)  $29,536
                                         ========= ========= ========= =========

Earnings (loss) per share (basic) .....    ($0.59)    $0.83    ($0.85)    $0.92
                                         ========= ========= ========= =========
Earnings (loss) per share (diluted) ...    ($0.59)    $0.79    ($0.85)    $0.87
                                         ========= ========= ========= =========
Shares used in computing earnings (loss
  per share (basic) .....................  34,327    32,218    33,906    31,975
                                         ========= ========= ========= =========
Shares used in computing earnings (loss
  per share (diluted) ...................  34,327    34,139    33,906    34,099
                                         ========= ========= ========= =========

See accompanying notes.

INDUS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands) (Unaudited)

                                                              June 30,      December 31
                                                              2000          1999
                                                              ------------  -----------

                            ASSETS
Current assets:
  Cash and cash equivalents.................................       14,845       16,345
  Marketable securities ....................................       54,573       64,427
  Billed accounts receivable, less allowance for
   doubtful accounts of $4,294 at June 30, 2000
   and $3,991 at December 31, 1999 .........................       26,151       35,432
  Unbilled accounts receivable .............................        8,819       13,735
  Other current assets .....................................       17,120       16,319
                                                              ------------  -----------
       Total current assets ................................      121,508      146,258
Property and equipment, net ................................       19,929       16,092
Intangible assets, net......................................          583        1,894
Other assets ...............................................        8,175        4,657
                                                              ------------  -----------
               Total assets                                      $150,195     $168,901
                                                              ============  ===========
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of obligations under capital leases ......          136          301
  Accounts payable .........................................        8,224        5,532
  Other accrued liabilities ................................       17,542       20,190
  Deferred revenue .........................................       26,637       24,363
                                                              ------------  -----------
       Total current liabilities ...........................       52,539       50,386
                                                              ------------  -----------

Obligations under capital leases............................          109          163

Stockholders' equity:
  Common stock .............................................           34           33
  Additional paid-in capital ...............................      120,696      112,473
  Deferred compensation and other...........................         (338)        (700)
  Retained earnings (accumulated deficit)...................      (18,212)      10,564
  Accumulated other comprehensive income (loss).............       (2,452)      (1,837)
  Treasury stock, at cost ..................................       (2,181)      (2,181)
                                                              ------------  -----------
       Total stockholders' equity ..........................       97,547      118,352
                                                              ------------  -----------
               Total liabilities and stockholders' equity        $150,195     $168,901
                                                              ============  ===========

See accompanying notes.

INDUS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                             Six Months Ended
                                                                June 30,
                                                          ----------------------
                                                          2000          1999
                                                          ----------  ----------
Cash flows from operating activities:
  Net income (loss).....................................   ($28,776)    $29,536
  Adjustments to reconcile net income to net cash
    provided  by  operating activities:
       Depreciation and amortization ...................      4,097       4,216
       Changes in operating assets and liabilities......     11,431      29,557
       Gain on sale of investment in TenFold
         Corporation....................................        -       (38,170)
       Other............................................        -             0
                                                          ----------  ----------
Net cash provided by (used in) operating activities ....    (13,248)     25,139
                                                          ----------  ----------
Cash flows from investing activities:
  Purchases of marketable securities ...................   (235,832)   (175,013)
  Sales of marketable securities .......................    245,686     123,484
  Acquisitions of property and equipment ...............     (6,450)     (2,670)
  Proceeds from sale of investment in Tenfold
   Corporation..........................................        -        46,178
  Other ................................................        -           (44)
                                                          ----------  ----------
Net cash provided by (used in) investing activities ....      3,404      (8,065)
                                                          ----------  ----------
Cash flows from financing activities:
  Net repayment of borrowings under lines of credit ....        -       (19,650)
  Net repayment of capital leases.......................       (218)       (903)
  Net proceeds from issuance of common stock ...........      8,224       2,428
  Changes in stockholder receivables ...................        338         492
                                                          ----------  ----------
Net cash provided by (used in) financing activities ....      8,344     (17,633)
                                                          ----------  ----------
Net increase (decrease) in cash and cash equivalents ...     (1,500)       (559)
Cash and cash equivalents at beginning of period .......     16,345      23,554
                                                          ----------  ----------
Cash and cash equivalents at end of period .............    $14,845     $22,995
                                                          ==========  ==========

See accompanying notes.

INDUS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

  Business and Basis of Presentation

  Indus International, Inc. develops, markets, implements and supports a proprietary line of Enterprise Asset Management ("EAM") software and implementation services. The Company serves as an agent of change for its customers, who seek to improve their return on investment and efficiencies in core business functions in the utilities and energy industry, process, discreet and consumer packaged goods companies, as well as educational, municipal and transportation authorities worldwide.

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

  The accompanying unaudited condensed consolidated financial information has been prepared by management, in accordance with generally accepted accounting principles for interim financial information and pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2000 and results of operations and cash flows for all periods presented have been made. The condensed consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.

  These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as included in the Company's 1999 Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2000.

  Comprehensive Income (Loss)

  Comprehensive income (loss), which includes net income (loss) plus foreign currency translation effects and unrealized gains (losses) on securities investments, amounted to ($20.1) million and $25.7million for the three months ended June 30, 2000 and 1999, respectively. Comprehensive income (loss) was ($29.4) million and $28.7 million, respectively, for the six months ended June 30, 2000, and 1999.

  Earnings Per Share

  Earnings (loss) per share (basic) is computed using net income and the weighted average number of common shares outstanding during each period. Earnings (loss) per share (diluted) is computed using net income and the weighted average number of common and dilutive common equivalent shares outstanding during each period. The computations of the weighted average number of shares outstanding for the three and six-month periods ended June 30, 2000 and 1999 are as follows (in thousands):

                                            Three Months Ended   Six Months Ended
                                             June 30,            June 30,
                                         ------------------- -------------------
                                         2000        1999    2000        1999
                                         --------- --------- --------- ---------
Weighted average outstanding - used for
  for basic ...........................    34,327    32,218    33,906    31,975

Options value using treasury stock
  method ..............................         0       612         0       765

Dilutive effect-warrants (assumed from
  former TSW International, Inc.) .....         0     1,309         0     1,359
                                         --------- --------- --------- ---------
Weighted average outstanding and
  dilutive equivalents - used for
  diluted..............................    34,327    34,139    33,906    34,099
                                         ========= ========= ========= =========

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

  AICPA Accounting Standards Executive Committee Statement of Position 97-2 "Software Revenue Recognition" (SOP 97-2) and Statement of Position 98-4 "Deferral of the Effective Date of a Provision of SOP 97-2 Software Revenue Recognition" (SOP 98-4) which contain rules for timing of recognition or software company revenues, particularly as to license fee revenues where there are multiple elements to be delivered under a contract or arrangement with a customer, became effective for transactions beginning in 1998. Management believes the Company's current policy and its practices conform to the rules in these accounting pronouncements. Under the Company's current policy, license fees are deferred and recognized over the periods in which the related customer service obligations are met.

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

  In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB 101 provides guidance with respect to the recognition, presentation and disclosure of revenue in financial statements of all public registrants. We have been advised that the SEC intends to provide additional guidance during the third quarter of 2000 with respect to the implementation of SAB 101. The Company has not fully assessed the impact of the adoption of SAB 101 and has not determined the effect, if any, that it will have on the Company's reported revenues or results of operations in future periods.

  In April 2000, FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25" ("FIN 44") was issued. FIN 44 clarifies the application of APB No. 25 for only certain issues. Among other issues, FIN 44 clarifies the definition of an employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. The Company believes that upon implementation, the FIN will not have a significant effect on its financial condition or results of operations.

  Stock Repurchase Program

  In July 1999, the Company's Board of Directors approved a stock repurchase program for up to 2,000,000 shares of the Company's outstanding common stock. The Company is authorized to use available cash to buy back its shares in open market transactions from time to time, subject to price and market conditions. As of June 30, 2000, the Company held as treasury stock 435,500 shares which had been repurchased under the program.

  Segment Information

  The following information is presented in accordance with SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." The Company has identified two reportable industry segments: the development, marketing implementation and support of Enterprise Asset Management (EAM) software, and internet eBusiness initiatives, such as myindus.com.

  For the three month period ended June 30, 2000, the Company incurred charges to operations of $4.2 million for myindus.com. Of this amount, $2.4 million was recorded as research and development expenses, and $1.8 million was recorded as sales and marketing expenses. For the six month period ended June 30, 2000, charges to operations for myindus.com were $8.1 million, consisting of $5.6 million for research and development expenses and $2.5 million for sales and marketing expenses. At June 30, 2000 myindus.com had $102,000 in assets. All other revenues, costs, assets and liabilities are applicable to the EAM software segment.

  Litigation

The Company and several of its former officers and/or directors have been named as defendants in securities class action cases filed since February 3, 2000, in the United States District Court, Northern District of California. The cases have been consolidated, although a consolidated complaint has not yet been filed. The present complaints are brought on behalf of all persons who purchased the Company's common stock from October 28, 1999, when the Company issued a press release announcing unaudited financial results for the third quarter of 1999 through January 27, 2000, when the Company announced its intention to restate those financial results. Plaintiffs do not demand any particular amount in damages.

The Company will present all available defenses to the lawsuits. Any settlement or judgement may have a material adverse effect on the financial statements of the Company in the quarter in which the such settlement or judgement is paid or payment becomes probable. The Company has directors and officers insurance available to fund the defense of the lawsuits, subject to any coverage defenses or exclusions. The Company also is cooperating with a formal investigation by the Securities and Exchange Commission regarding the restatement.

On or about June 9, 2000, the Company was served with a demand for arbitration by William J. Grabske, the Company's former Chief Executive Officer. The demand seeks enforcement of a purported Settlement Agreement and Mutual Release. The demand seeks severance pay and reimbursement of expenses of approximately $1,000,000, plus interest; options for approximately 200,000 shares of stock in the Company; and fees and costs. The Company will present all available defenses to Mr. Grabske's demand and counterclaims. On June 30, 2000, the parties agreed to refrain from action in this dispute for forty-five days.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in "Risk Factors" .

Consolidated Results of Operations

The following table sets forth for the periods indicated the percentage of total revenues represented by certain line items in the Company's consolidated statements of operations:

                                                 Percent of Total Revenues

                                          Three Months Ended   Six Months Ended
                                             June 30,            June 30,
                                         ------------------- -------------------
                                         2000        1999    2000        1999
                                         --------- --------- --------- ---------

Revenues:
     Software license fees ............       9.7%     16.2%      5.9%     14.5%
     Services and maintenance .........      90.3%     83.8%     94.1%     85.5%
                                         --------- --------- --------- ---------
         Total revenues ...............     100.0%    100.0%    100.0%    100.0%
Cost of revenues ......................      66.6%     52.1%     62.2%     51.3%
                                         --------- --------- --------- ---------
Gross profit...........................      33.4%     47.9%     37.8%     48.7%
                                         --------- --------- --------- ---------
Operating expenses:
     Research and development .........      37.2%     16.0%     35.5%     17.3%
     Sales and marketing ..............      44.7%     15.3%     37.2%     15.4%
     General and administrative .......      19.6%      8.4%     18.2%      8.4%
                                         --------- --------- --------- ---------
         Total operating expenses .....     101.4%     39.8%     90.9%     41.1%
                                         --------- --------- --------- ---------
Income (loss) from operations .........     -68.0%      8.1%    -53.1%      7.6%
Interest and other income
  (expense), net.......................       3.4%     75.3%      3.4%     40.5%
                                         --------- --------- --------- ---------
Income (loss)  before income taxes ....     -64.6%     83.4%    -49.7%     48.1%
Provision (benefit) for income taxes ..      -2.8%     31.4%     -5.0%     17.5%
                                         --------- --------- --------- ---------
Net income (loss)......................     -61.8%     52.0%    -44.7%     30.6%
                                         ========= ========= ========= =========

Revenues. Total revenues decreased 36.9% to $32.6 million in the quarter ended June 30, 2000 from $51.7 million for the same period of 1999. In the first six months of 2000, total revenues decreased 33.5% to $64.3 million from $96.7 million for the same period of 1999. As most of the Company's contracts are denominated in U.S. dollars, foreign currency fluctuations have not materially impacted the results of operations.

Revenues from software licensing fees decreased by 61.9% to $3.2 million in the quarter ended June 30, 2000 from $8.4 million for the same period of 1999. In the first six months of 2000, license fees decreased by 72.9% to $3.8 million from $14.0 million for the same period of 1999. The Company believes that software license fee revenues were lower in 2000 primarily due to the residual effects of a general industry slowdown in purchases of large scale enterprise applications leading up to the Year 2000, reduced sales effectiveness in 1999, and sales employee turnover. Additionally, beginning in 2000, license fee revenues are recognized over the periods in which the related customer service obligations are met resulting in a deferral of such revenues. Software licensing fees as a percentage of revenue were 9.7% and 16.2% for the three months ended June 30, 2000 and 1999, respectively, and 5.9% and 14.5% for the six months ended June 30, 2000 and 1999, respectively.

Revenues from services and maintenance decreased by 32.1% to $29.4 million in the quarter ended June 30, 2000 from $43.3 million for the same period of 1999. In the first six months of 2000, services and maintenance revenues decreased 26.8% to $60.5 million from $82.6 million for the same period of 1999. The decrease in services and maintenance revenues resulted primarily from the reduction in new consulting and implementation projects during the last half of 1999 coinciding with the decrease in new license fee contracts. Services and maintenance as a percentage of revenue were 90.3% and 83.8% for the quarters ended June 30, 2000 and 1999, respectively, and 94.1% and 85.5% for the six months ended June 30, 2000 and 1999, respectively.

Cost of Revenues. Cost of revenues consists primarily of (i) personnel and related costs for implementation and consulting services (including account executive personnel), (ii) training and customer support services and (iii) sublicense fees to third parties upon the sale of the Company's products containing such third-party software. Gross profits on license fees are substantially higher than gross profits on service revenues, reflecting the low packaging and production costs of software products compared with the relatively high personnel and related costs associated with providing implementation, maintenance, consulting and training services.

Cost of revenues decreased by 19.3% to $21.7 million from $26.9 million for the quarters ended June 30, 2000 and 1999, respectively. In the first six months of 2000, cost of revenues decreased 19.4% to $40.0 million from $49.6 million for the same period of 1999. Gross profit decreased to 33.4% for the quarter ended June 30, 2000 from 47.9% for the same period in 1999, and 37.8% for the six months ended June 30, 2000 from 48.7% for the same period in 1999. The gross profit reduction was primarily due to the change in mix between higher margin software license fees and lower margin services and maintenance revenues, and decreased utilization of personnel for services and maintenance.

Research and Development (R&D). Research and development expenses consist primarily of: (i) personnel and related costs, (ii) computer processing costs and (iii) third party consultant fees directly attributable to the development of new software application products and enhancements to existing products.

Research and development expenses increased 45.8% to $12.1 million in the quarter ended June 30, 2000 from $8.3 million for the same period of 1999, and by 37.1% to $22.9 million in the six months ended June 30, 2000 from $16.7 million for the same period in 1999 as the Company continued to develop integration products and increase the functionality of its products, and increase development expenses for its eBusiness initiatives. As a percent of total revenue, research and development expenses were 37.2% and 16.0% for the quarters ended June 30, 2000 and 1999, respectively, and 35.5% and 17.3% for the six months ended June 30, 2000 and 1999, respectively. The Company believes that a significant level of investment in research and development is essential to remain competitive. The amount of research and development in absolute dollars for a particular period may vary depending on the projects in progress. To date, the Company has expensed all software development costs because development costs incurred subsequent to the establishment of technological feasibility have not been material.

Sales and Marketing. Sales and marketing expenses increased 84.8% to $14.6 million in the quarter ended June 30, 2000 from $7.9 million in 1999. In the first six months of 2000, sales and marketing expenses increased 60.4% to $23.9 million from $14.9 million in 1999. As a percent of total revenue, sales and marketing expenses were 44.7% and 15.3% for the quarter ended June 30, 2000 and 1999, respectively, and 37.2% and 15.4% for the six months ended June 30, 2000 and 1999, respectively. The increase in sales and marketing expense from the prior year period primarily related to expansion of the sales and marketing staff, and advertising and promotional costs for strategic alliance programs and eBusiness initiatives.

General and Administrative. General and administrative expenses increased 45.5% to $6.4 million in the three months ended June 30, 2000 from $4.4 million for the same period of 1999 and increased 42.7% to $11.7 million in the six months ended June 30, 2000 from $8.2 million for the same period of 1999. As a percent of total revenue, general and administrative expenses were 19.6% and 8.5% for the quarters ended June 30, 2000 and 1999, respectively, and 18.2% and 8.4% for the six months ended June 30, 2000 and 1999, respectively. The increase in general and administrative expenses resulted primarily from changes in management personnel and write down of $0.6 million for an impaired good will asset.

Interest and Other Income (Expense). Interest and other income (expense) decreased to $1.1 million in the three months ended June 30, 2000 from $38.9 million for the same period of 1999 and decreased to $2.2 million in the six months ended June 30, 2000 from $39.2 million for the same period of 1999 primarily due to the recognition of the $38.2 million gain on the sale of the Company's investment in TenFold Corporation in May 1999.

Provision (Benefit) for Income Taxes. The income tax benefit of ($0.9) million is an estimate for federal, state and foreign net tax benefits for the quarter ended June 30, 2000, reflecting principally the potential utilization of federal net operating losses carried back to earlier periods. Income tax expense for the same period of 1999 was $16.3 million. For the six months ended June 30, 2000 and June 30, 1999, income tax (benefit) expense was ($3.2) million and $17.0 million, respectively.

Anticipated Restructuring Cost. The Company announced in July 2000 that it will be reducing costs by relocating certain of its executive and administrative functions to its facility in Marietta, Georgia and implementing other cost reduction programs to improve future operating results. The Company said the restructuring will significantly reduce costs, consolidate and integrate operations which have been separate since the 1997 merger with TSW International, Inc. and move certain of its executive team closer to the major segments of its geographic customer base. This process is expected to achieve a more cost-competitive business model for the Company and is designed to be substantially completed by the end of the year.

Liquidity and Capital Resources

As of June 30, 2000, the Company's principal sources of liquidity consisted of approximately $14.8 million in cash and cash equivalents, $54.6 million in marketable securities and an available revolving bank line of credit of up to $15 million. The revolving credit facility expires on July 31, 2001. Borrowings under the line of credit bear interest at the prime rate or LIBOR rate plus 1.00%. There were $2.5 million in standby letters of credit outstanding on this line of credit as of June 30, 2000.

In the six months ended June 30, 2000, cash, cash equivalents and marketable securities decreased 14.1% to $69.4 million from $80.8 million at December 31, 1999. This was due to a decrease in cash of approximately $1.5 million and a decrease in marketable securities of $9.9 million. This was primarily due to net sales and purchases of marketable securities, collections of accounts receivable and net proceeds from issuance of common stock under employee stock incentive plans, offset by the loss from operations and acquisitions of property and equipment, net of depreciation and amortization.

Cash requirements are expected to continue to increase in order to fund: (i) personnel and salary costs, (ii) research and development costs, (iii) investments in additional technical equipment, (iv) upgrades to facilities and (v) working capital requirements.

The Company anticipates that it will have capital expenditures during 2000 of approximately $14 million, primarily for purchases of computer equipment and upgrade of facilities. Additionally, the Company anticipates spending approximately $24 million during 2000 for the development of internet eBusiness initiatives, such as myindus.com.

The Company believes that its existing cash and marketable securities, and available bank borrowings, will be sufficient to meet its cash requirements during the next 12 months. The foregoing statement regarding the Company's expectations for continued liquidity is a forward-looking statement and actual results may differ materially depending on a variety of factors, including variable operating results or presently unexpected uses of cash.

Risk Factors

Volatility of Operating Results

Fluctuating Operating Results. The Company's operating results have fluctuated in the past, and the Company's results may fluctuate significantly in the future depending on a number of factors, including (i) the relatively long sales cycles for its products, (ii) the variable size and timing of individual license transactions, (iii) the timing of revenue recognition under applicable accounting rules with respect to license transactions, service and maintenance, (iv) changes in demand for its products and services and market acceptance of new products, including any eBusiness offerings, (v) competitive conditions in the industry, (vi) changes in customer budgets, (vii) the timing of the introduction of new products or product enhancements by each such company or its competitors, (viii) its success in and costs associated with developing and introducing new products, including the necessary software and technology for its eBusiness initiatives, (ix) product life cycles, (x) variability in new licenses obtained, (xi) changes in the proportion of revenues attributable to licensing fees versus services, (xii) changes in the level of operating expenses, (xiii) delay or deferral of customer implementations of their software, (xiv) software defects and other product quality problems, and (xv) other economic conditions, generally, or in specific process industry segments. Further, the purchase of the Company's products generally involves a significant commitment of capital, with the attendant delays frequently associated with large capital expenditures and authorization procedures within large organizations. For these and other reasons, the sales cycles for the Company's products are typically lengthy and subject to a number of significant risks over which each such company has little or no control, including customers' budget constraints and internal authorization reviews. In addition, delays in the completion of a product implementation may require that the revenues associated with such implementation be recognized over a longer period than originally anticipated. Such delays in the implementation or execution of orders have caused, and may in the future cause, material fluctuations in the Company's operating results. Similarly, customers may cancel implementation projects at any time without penalty and such cancellations could have a material adverse effect on the Company's business or results of operations. Because the Company's expenses are relatively fixed, a small variation in the timing of recognition of specific revenues can cause significant variations in operating results from quarter to quarter and may in some future quarter result in losses or have a material adverse effect on the Company's business or results of operations.

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

Risks Associated with New Products; New Markets

In September 1999, the Company announced its eBusiness initiatives, including myindus.com, which are focused on next generation internet applications, portals and web- based solutions for the EAM market. There can be no assurance that the Company's eBusiness offerings, including myindus.com, will achieve market acceptance. The Company's success in the eBusiness market will depend in part on its ability to accurately determine the functionality and features required by its customers, as well as the Company's ability to develop its eBusiness products and deliver them in a timely manner.

The internet procurement market is an emerging market that may undergo rapid technological change. The Company can not predict the present and future size of the potential market for its eBusiness products and services. The Company may incur substantial costs to enhance and modify its products and services in order to meet the demands of this potential market.

Dependence on Key Personnel

The Company's future success will depend in significant part upon the continued service of its key technical, sales and senior management personnel, and the Company's ability to recruit key personnel. Competition for qualified sales, technical and other personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain additional highly qualified employees in the future. From September 1999 to January 2000, the Company experienced significant changes to its senior management. In addition, on July 21, 2000, the Company announced a restructuring plan that will move its finance, human resources and marketing functions to Marietta, Georgia in an effort to lower its costs. In light of these factors, if the Company is unable to hire and retain personnel, particularly those in key positions, including senior management, its business, operating results and financial condition will be materially adversely affected. Additions of new and departures of existing personnel, particularly in key positions, can be disruptive and have a material adverse effect on the Company's business, operating results and financial condition.

Intense Competition

The Company competes with businesses that are intensely competitive and adaptable to rapidly evolving markets. In order to remain competitive, the Company must continually enhance its baseline software and integration products and develop new products in a timely fashion. Management believes that the principal competitive factors in the Company's businesses will be product performance and functionality, adaptability to new trends driven by technology and customer requirements, cost of internal product development as compared with cost of purchase of products supplied by outside vendors, cost of ongoing maintenance, and time-to-market. Many of the Company's competitors have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and larger customer bases, than the Company. The Company's success also depends significantly on its ability to develop more advanced products more quickly and less expensively than its existing and potential competitors and to educate potential customers on the benefits of licensing the Company's products rather than developing their own products or buying those of competitors. The Company's current and future competitors may introduce additional products with more features, greater functionality and lower prices than the Company's products. These competitors could also bundle existing or new products with other, more established products in order to compete with the Company. In addition, because there are relatively low barriers to entry for the software market, the Company expects additional competition from other established and emerging companies as the EAM market continues to expand. Increased competition is likely to result in price reductions, reduced gross margins and loss of sales volume, any of which could materially and adversely affect the Company's business, operating results, and financial condition. Any material reduction in the price of the Company's products would negatively affect its gross revenues and could have a material adverse effect on its business, operating results, and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and the failure to do so would have a material adverse effect upon the Company's business, operating results, and financial condition.

Possible Decrease in Market Demand

Overall demand for enterprise software may grow more slowly or actually decrease in upcoming quarters and years. In 1999, a number of major providers of enterprise software reported revenue growth substantially slower than in previous periods. The Company believes this trend may have been in part a result of customers and potential customers devoting information technology resources and budgets towards resolving Year 2000 issues. It may also have reflected a saturation of the market for enterprise software as well as deregulation and retrenchment affecting the way companies purchase enterprise software. The Company reported a decrease in software licensing fees of 65.7% in 1999 as compared to 1998 and, through the six months ended June 30, 2000, a decline of 72.7% compared to the same period in the prior year. To the extent that the overall slowdown in the market for enterprise software market continues or worsens, the Company's business, results of operations and financial condition are likely to be adversely affected.

Rapid Technological Change; Need to Develop New Products; Requirement for Frequent Product Transitions

The industries in which the Company participates are intensely competitive and characterized by rapid technological change, evolving industry standards in computer hardware and software technology, changes in customer requirements and frequent new product introductions and enhancements. The introduction of products embodying new technologies and/or the emergence of new standards or changes in customer requirements could render the Company's existing products obsolete and unmarketable. As a result, the Company's success will depend in part upon its ability to continue to enhance existing products and expand its products, continue to provide enterprise solutions and develop and introduce new products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve customer acceptance. Customer requirements include, but are not limited to, product operability and support across distributed and changing heterogeneous hardware platforms, operating systems, relational databases and networks. There can be no assurance that the Company's products will achieve customer acceptance or will adequately address the changing needs of the marketplace or that the Company will be successful in developing and marketing enhancements to its existing products or new products incorporating new technology on a timely basis. The Company has in the past experienced delays in product development and there can be no assurance that the Company will not experience further delays in connection with its current product development or future development activities. If the Company is unable to develop and introduce new products, or enhancements to existing products, in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will be materially and adversely affected. Because the Company has limited resources, the Company must effectively manage and properly allocate and prioritize its product development efforts and its porting efforts relating to newer products and operating systems. There can be no assurance that these efforts will be successful or, even if successful, that any resulting products or operating systems will achieve customer acceptance.

Risks of International Operations

International revenue (from sales outside the United States, Canada and Mexico) accounted for approximately 14%, 13% and 16% of total revenues in 1997, 1998 and 1999, respectively. The Company has operations in the United Kingdom, Australia, Japan and France. In addition, the Company has established sales and support offices in Europe, Australia and Argentina, and expects international sales to continue to become a more significant component of its business. International expansion may require the Company to establish additional foreign operations and hire additional personnel. This may require significant management attention and financial resources and could adversely affect the Company's operating margin. To the extent the Company is unable to effect these additions efficiently and in a timely manner, its growth, if any, in international sales will be limited, and its business, operating results and financial condition could be materially and adversely affected. There can be no assurance that the Company will be able to maintain or increase international market demand for its products.

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

Dependence on Proprietary Technology; Risks of Infringement

The Company's success is heavily dependent upon its proprietary technology. The Company relies on a combination of the protections provided under applicable copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect its proprietary rights. As part of its confidentiality procedures, the Company generally enters into non-disclosure agreements with its employees, distributors and corporate partners, and license agreements with respect to its software, documentation and other proprietary information. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of the Company's products or to reverse engineer or obtain and use information that the Company regards as proprietary and to use the Company's products or technology without authorization, or to develop similar technology independently. Moreover, the laws of certain countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Furthermore, the Company has no patents and existing copyright laws afford only limited protection. The Company will make source code available for certain of its products and the provision of such source code may increase the likelihood of misappropriation or other misuses of the Company's intellectual property. Accordingly, there can be no assurance that the Company will be able to protect its proprietary software against unauthorized third party copying or use, which could adversely affect the Company's competitive position.

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

Lengthy Sales and Implementation Cycle; Large Order Size

The purchase and implementation of the Company's software solutions generally involves a significant commitment of the customer's capital and personnel over a long period of time, with the risk of delays frequently associated with large capital expenditures and implementation procedures within an organization, such as budgetary constraints and internal approval review. During the sales process, the Company may devote significant time and resources to a prospective customer, including costs associated with multiple site visits, product demonstrations and feasibility studies and experience significant delays over which the Company will have no control. In addition, following license sales, the implementation of the Company's products involves a lengthy process, including customer training and consultation. A successful implementation requires a close working relationship between the Company, the customer and, if applicable, third party consultants and systems integrators who assist in the process. These factors may increase the costs associated with completion of any given sale, and risks of cancellation or delay of such sales.

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

Risks Associated with British Energy Funded Development and Implementation

The Company signed a co-development and implementation agreement valued at more that $60 million with British Energy plc ("British Energy") in May 1999 and is providing products and services under this contract over a three-year period. Over the term of the agreement, the Indus Solution Series will be installed at each of the British Energy facilities, which currently include eight power stations. Due to the size of this project, the successful and timely completion of the British Energy funded development and implementation has had and may have a material effect on the current and future financial results of the Company. As of June 30, 2000, this project has generated positive operating results.

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

Pending Litigation

The Company and several of its former officers and/or directors have been named as defendants in securities class action cases filed since February 3, 2000, in the United States District Court, Northern District of California. The cases have been consolidated , although a consolidated complaint has not yet been filed. The present complaints are brought on behalf of all persons who purchased the Company's common stock from October 28, 1999, when the Company issued a press release announcing unaudited financial results for the third quarter of 1999 through January 27, 2000, when the Company announced its intention to restate those financial results. Plaintiffs do not demand any particular amount in damages.

The Company will present all available defenses to the lawsuits. Any settlement or judgement may have a material adverse effect on the financial statements of the Company in the quarter in which the such settlement or judgement is paid or payment becomes probable. The Company has directors and officers insurance available to fund the defense of the lawsuits, subject to any coverage defenses or exclusions. The Company also is cooperating with a formal investigation by the Securities and Exchange Commission regarding the restatement.

On or about June 9, 2000, the Company was served with a demand for arbitration by William J. Grabske, the Company's former Chief Executive Officer. The demand seeks enforcement of a purported Settlement Agreement and Mutual Release. The demand seeks severance pay and reimbursement of expenses of approximately $1,000,000, plus interest; options for approximately 200,000 shares of stock in the Company; and fees and costs. The Company will present all available defenses to Mr. Grabske's demand and counterclaims. On June 30, 2000, the parties agreed to refrain from action in this dispute for forty-five days.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about June 9, 2000, the Company was served with a demand for arbitration by William J. Grabske, the Company's former Chief Executive Officer. The demand seeks enforcement of a purported Settlement Agreement and Mutual Release. The demand seeks severance pay and reimbursement of expenses of approximately $1,000,000, plus interest; options for approximately 200,000 shares of stock in the Company; and fees and costs. The Company will present all available defenses to Mr. Grabske's demand and counterclaims. On June 30, 2000, the parties agreed to refrain from action in this dispute for forty-five days.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held its annual meeting of stockholders on June 7, 2000.

    Richard H. Beatty, Robert W. Felton, Kent O. Hudson, Joseph P. Landy, William H. Janeway and Jeanne D. Wohlers were each elected to the board of directors.

(c) The Company's stockholders voted the following matters:

    Election of six directors. All directors nominated were elected.

    Name of Number of Number of

    Nominee Votes For Votes Withheld

    Richard W. Beatty 33,041,860 26,390

    Robert W. Felton 33,023,625 44,625

    Kent O. Hudson 33,041,060 27,190

    William H. Janeway 33,026,402 41,848

    Joseph P. Landy 33,026,629 41,621

    Jeanne D. Wohlers 33,027,057 41,193

    Approval of an amendment to the 1997 Directors Option Plan to increase the number of shares of Common Stock for issuance thereunder by 500,000 to 700,000 shares. 31,434,697 votes were cast in favor of the amendment and 1,619,498 were cast against it. There were 14,055 abstentions and zero broker non-votes.

    Ratification and approval of the appointment of Ernst & Young LLP as independent public accountants of the Company for the year ending December 31, 2000. 33,039,899 votes were cast in favor of the appointment, 13,651 were cast against. There were 14,700 abstentions and zero broker non-votes.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

27.01 Financial Data Schedule

(b) Reports on Forms 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUS INTERNATIONAL, INC.

(Registrant)

Date: August 14, 2000

By:	/s/ Henry C. Montgomery

Henry C. Montgomery
Executive Vice President, Finance and Administration and Chief Financial Officer
(Principal Financial Officer)

Date: August 14, 2000

By:	/s/ Roy A. Crumrine

Roy A. Crumrine
Vice President, Controller
(Principal Accounting Officer)