Form 10-Q/A
period 1999-09-30
INDUS INTERNATIONAL INC
filed 2000-11-13
CIK 1041333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         [X] Yes       [   ] No

As of October 13, 1999, Registrant had outstanding 32,309,628 shares of Common Stock, $.001 par value.

AMENDED FILING OF FORM 10-Q FOR THE QUARTER ENDED
SEPTEMBER 30, 1999
RESTATEMENT OF FINANCIAL STATEMENTS AND CHANGES TO CERTAIN INFORMATION

In January 2000, Indus International, Inc. (the Company) discovered that license fee revenue recognition for certain transactions in the three months ended September 30, 1999 was not in accordance with generally accepted accounting principles and Company policies. As a result, the Company has restated revenues, cost of revenues, net income and earnings per share (basic and diluted) and the related condensed consolidated balance sheet and statements of cash flows for the three and nine months ended September 30, 1999 to reflect the recording of these transactions in accordance with generally accepted accounting principles (see Note 1 of the Unaudited Condensed Consolidated Financial Statements).

Unless otherwise stated, information in the originally filed Form 10-Q is presented as of the original filing date, and has not been updated in this amended filing. Quarterly financial statement information and related disclosures included in this amended filing reflect, where appropriate, changes as a result of the restatements.

INDUS INTERNATIONAL, INC.
FORM 10-Q
Table of Contents

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDUS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

                                        Three Months Ended   Nine Months Ended
                                            September 30,       September 30,
                                        ------------------- -------------------
                                          1999       1998     1999       1998
                                        (Restated)          (Restated)
                                        --------- --------- --------- ---------

Revenues:
     Software license fees ...........    $4,917   $13,042   $18,960   $38,966
     Services and maintenance ........    40,867    37,291   123,482   101,657
                                        --------- --------- --------- ---------
         Total revenues ..............    45,784    50,333   142,442   140,623
Cost of revenues .....................    23,956    25,994    73,522    76,997
                                        --------- --------- --------- ---------
Gross profit .........................    21,828    24,339    68,920    63,626
                                        --------- --------- --------- ---------
Operating expenses:
     Research and development ........     8,874     8,171    25,550    22,266
     Sales and marketing .............     7,232     8,778    22,141    21,417
     General and administrative ......     4,930     4,379    13,107    11,175
                                        --------- --------- --------- ---------
         Total operating expenses ....    21,036    21,328    60,798    54,858
                                        --------- --------- --------- ---------
Income from operations ...............       792     3,011     8,122     8,768
Interest and other income (expense),
  net.................................     1,126      (206)   40,299      (627)
                                        --------- --------- --------- ---------
Income before income taxes ...........     1,918     2,805    48,421     8,141
Provision for income taxes ...........       779     -        17,746       450
                                        --------- --------- --------- ---------
Net income ...........................    $1,139    $2,805   $30,675    $7,691
                                        ========= ========= ========= =========

Earnings per share (basic) ...........     $0.04     $0.09     $0.96     $0.25
                                        ========= ========= ========= =========
Earnings per share (diluted) .........     $0.03     $0.08     $0.89     $0.22
                                        ========= ========= ========= =========
Shares used in computing earnings
  per share (basic) ..................    32,196    30,990    32,049    30,513
                                        ========= ========= ========= =========
Shares used in computing earnings
  per share (diluted) ................    34,750    34,739    34,316    35,446
                                        ========= ========= ========= =========

See accompanying notes.

INDUS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands)

                                                     September 30, December 31
                                                         1999         1998
                                                      (Unaudited
                                                     and Restated)
                                                     ------------  -----------

                            ASSETS
Current assets:
  Cash and cash equivalents........................      $15,206      $23,229
  Marketable securities ...........................       63,675       15,596
  Billed accounts receivable, less allowance for
   doubtful accounts of $3,418 at September 30,
   1999 and $3,578 at December 31, 1998 ...........       37,944       56,921
  Unbilled accounts receivable ....................       23,910       21,474
  Other current assets ............................       11,720        5,842
                                                     ------------  -----------
     Total current assets .........................      152,455      123,062
Property and equipment, net .......................       14,658       15,906
Intangible assets, net.............................        2,260       11,364
Other assets ......................................          214          453
                                                     ------------  -----------
        Total assets...............................     $169,587     $150,785
                                                     ============  ===========
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Borrowing under lines of credit .................       $   --      $19,650
  Current portion of obligations under capital
     leases .......................................          417        1,355
  Accounts payable ................................        6,618        9,482
  Income taxes payable ............................        2,591           57
  Other accrued liabilities .......................       17,797       16,664
  Deferred revenue ................................       22,840       17,245
                                                     ------------  -----------
     Total current liabilities ....................       50,263       64,453
                                                     ------------  -----------

Obligations under capital leases...................           46          257

Stockholders' equity:
  Common stock ....................................           32           32
  Additional paid-in capital ......................      105,945      102,622
  Deferred compensation and other..................         (248)        (740)
  Retained earnings(accumulated deficit)...........       17,402      (13,273)
  Accumulated other comprehensive loss.............       (1,891)      (2,566)
  Treasury stock, at cost .........................       (1,962)       -
                                                     ------------  -----------
     Total stockholders' equity ...................      119,278       86,075
                                                     ------------  -----------
        Total liabilities and stockholders' equity.     $169,587     $150,785
                                                     ============  ===========

See accompanying notes.

INDUS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                          Nine Months Ended
                                                             September 30,
                                                       ----------------------
                                                         1999         1998
                                                       ----------  ----------
Cash flows from operating activities:
  Net income..........................................   $30,675      $7,691
  Adjustments to reconcile net income to net cash
    provided  by  operating activities:
       Depreciation and amortization .................     5,715       6,006
       Changes in operating assets and liabilities....    18,490      (7,304)
       Gain on sale of investment in TenFold
          Corporation.................................   (38,171)        -
       Other..........................................       372        (149)
                                                       ----------  ----------
Net cash provided by operating activities ............    17,081       6,244
                                                       ----------  ----------
Cash flows from investing activities:
  Purchases of marketable securities .................  (355,522)     (8,630)
  Sales of marketable securities .....................   307,434      16,846
  Acquisitions of property and equipment .............    (3,834)     (4,163)
  Proceeds from sale of investment in TenFold
   Corporation........................................    46,178        -
  Other ..............................................       (42)       (560)
                                                       ----------  ----------
Net cash provided by (used in) investing activities ..    (5,786)      3,493
                                                       ----------  ----------
Cash flows from financing activities:
  Net repayment of borrowings under lines of credit ..   (19,650)       -
  Net repayment of capital leases.....................    (1,149)      2,585
  Net proceeds from issuance of common stock .........     2,951      (2,478)
  Purchases of treasury stock ........................    (1,962)       -
  Repayment of note by stockholder ...................       492        -
                                                       ----------  ----------
Net cash provided by (used in) financing activities ..   (19,318)        107
                                                       ----------  ----------
Net (decrease) increase in cash and cash equivalents .    (8,023)      9,844
Cash and cash equivalents at beginning of period .....    23,229      11,052
                                                       ----------  ----------
Cash and cash equivalents at end of period ...........   $15,206     $20,896
                                                       ==========  ==========

See accompanying notes.

INDUS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

  Restatement

  Subsequent to the filing of its Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 with the Securities and Exchange Commission, Indus International, Inc. (the Company), discovered that license fee revenue recognition for certain transactions in the three months ended September 30, 1999, was not in accordance with generally accepted accounting principles and Company policies. These irregularities were primarily the result of a lack of compliance with, or circumvention of, the Company's established procedures and controls, and were committed by a small group of individuals who no longer work for the Company. The Company became aware of certain undisclosed agreements with a number of resellers. As a result of these undisclosed agreements, which were entered into in 1999, significant concessions or allowances have, or could have reduced revenue that was previously reported as earned.

  As a result of the foregoing, the Company has restated certain amounts from the condensed consolidated statement of operations and balance sheet as of and for the three and nine months ended September 30, 1999 as follows (in thousands):

                                         Three Months Ended    Nine Months Ended
                                         September 30, 1999  September 30, 1999
                                        ------------------- -------------------
                                           (As    (Restated)   (As    (Restated)
                                        Reported)           Reported)
                                        --------- --------- --------- ---------
Revenues:
     Software license fees ...........    $9,935    $4,917   $23,978   $18,960
     Services and maintenance ........    40,945    40,867   123,560   123,482
                                        --------- --------- --------- ---------
         Total revenues ..............    50,880    45,784   147,538   142,442
Cost of revenues .....................    25,292    23,956    74,858    73,522
Income from operations ...............     4,552       792    11,882     8,122
Provision for income taxes ...........     2,158       779    19,125    17,746
Net income ...........................    $3,520    $1,139   $33,056   $30,675
Earnings per share (basic) ...........     $0.11     $0.04     $1.03     $0.96
Earnings per share (diluted) .........     $0.10     $0.03     $0.96     $0.89

                                                             September 30, 1999
                                                            -------------------
                                                               (As    (Restated)
                                                            Reported)
                                                            --------- ---------
Billed accounts receivable............                       $40,805   $37,944
Unbilled accounts receivable..........                        25,577    23,910
Other current assets .................                        11,452    11,720
Accounts payable .....................                         7,418     6,618
Income taxes payable .................                         3,969     2,591
Other accrued liabilities ............                        17,614    17,797
Deferred revenue .....................                        21,694    22,840
Retained earnings.....................                        19,783    17,402
Accumulated other comprehensive loss..                          (860)   (1,891)

  Business and Basis of Presentation

  The Company develops, markets, and supports a proprietary line of enterprise asset management software and implementation services. The Company serves as an agent of change for its customers, who seek to improve their return on investment and efficiencies in core business functions in the utilities and energy industry, process, discreet and consumer packaged goods companies, as well as educational, municipal and transportation authorities worldwide.

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

  The accompanying unaudited condensed consolidated financial information has been prepared by management, in accordance with generally accepted accounting principles for interim financial information and pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1999 and results of operations and cash flows for all periods presented have been made. The condensed consolidated balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements at that date.

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

  Comprehensive Income

  Comprehensive income, which includes net income plus foreign currency translation effects, amounted to $2.7 million and $2.2 million, respectively, for the quarter ended September 30, 1999 and 1998, and $31.4 million and $7.2 million, respectively, for the nine months ended September 30, 1999 and 1998.

  Earnings Per Share

  Earnings per share (basic) is computed using net income and the weighted average number of common shares outstanding during each period. Earnings per share (diluted) is computed using net income and the weighted average number of common and dilutive common equivalent shares outstanding during each period. The computations of the weighted average number of shares outstanding for the three- and nine-month periods ended September 30, 1999 and 1998 are as follows (in thousands):

                                          Three Months Ended   Nine Months Ended
                                          September 30,        September 30,
                                       ------------------- -------------------
                                         1999       1998     1999       1998
                                       --------- --------- --------- ---------
Weighted average outstanding - used
  for basic ..........................   32,196    30,990    32,049    30,513

Options value using treasury stock
  method .............................      866     1,703       798     2,396

Dilutive effect-warrants (assumed
  from former TSW International, Inc.)    1,688     2,046     1,469     2,537
                                       --------- --------- --------- ---------
Weighted average outstanding
  and dilutive equivalents -
  used for diluted....................   34,750    34,739    34,316    35,446
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

  Litigation

  The Company and several of its former officers and/or directors have been named as defendants in six substantially identical securities class action cases filed since February 3, 2000, in the United States District Court, Northern District of California (the Court). The cases subsequently were consolidated. The complaints are brought on behalf of all persons who purchased the Company's common stock between October 28, 1999, when the Company issued a press release announcing unaudited financial statements for the third quarter of 1999, through January 27, 2000, when the Company announced its intention to restate those financial statements. The Plaintiffs have not demanded any particular amount in damages.

  In August 2000, all parties to the litigation agreed to a settlement. Under the settlement, defendants' insurance carriers will pay plaintiffs $4.3 million. On October 27, 2000 the Court granted preliminary approval of the settlement. The Court has scheduled a January 26, 2001 hearing to consider whether the settlement will be given final approval. The Company also is cooperating with an informal investigation by the Securities and Exchange Commission regarding the restatement.

  On or about June 9, 2000, the Company was served with a demand for arbitration by William J. Grabske, the Company's former Chief Executive Officer. The demand seeks enforcement of a purported Settlement Agreement and Mutual Release. The demand seeks severance pay and reimbursement of expenses of approximately $1,000,000 plus interest, options for approximately 200,00 shares of stock in the Company and fees and costs. The parties presently are in the process of selecting arbitrators. The Company will present all available defenses to Mr. Grabske's demand and counterclaims.

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

Consolidated Results of Operations

The following table sets forth for the periods indicated the percentage of total revenues represented by certain line items in the Company's consolidated statements of operations:

                                             Percent of Total Revenues

                                        Three Months Ended  Nine Months Ended
                                          September 30,        September 30,
                                       ------------------- -------------------
                                         1999       1998     1999       1998
                                       (Restated)          (Restated)
                                       --------- --------- --------- ---------

Revenues:
     Software license fees ...........     10.7%     25.9%     13.3%     27.7%
     Services and maintenance ........     89.3%     74.1%     86.7%     72.3%
                                       --------- --------- --------- ---------
         Total revenues ..............    100.0%    100.0%    100.0%    100.0%
Cost of revenues .....................     52.3%     51.6%     51.6%     54.8%
                                       --------- --------- --------- ---------
Gross margin..........................     47.7%     48.4%     48.4%     45.2%
                                       --------- --------- --------- ---------
Operating expenses:
     Research and development ........     19.4%     16.2%     17.9%     15.8%
     Sales and marketing .............     15.8%     17.4%     15.5%     15.2%
     General and administrative ......     10.8%      8.8%      9.2%      8.0%
                                       --------- --------- --------- ---------
         Total operating expenses ....     46.0%     42.4%     42.7%     39.0%
                                       --------- --------- --------- ---------
Income from operations ...............      1.7%      6.0%      5.7%      6.2%
Other income, net.....................      2.6%    (0.4%)     28.3%    (0.4%)
                                       --------- --------- --------- ---------
Income before income taxes ...........      4.3%      5.6%     34.0%      5.8%
Provision for income taxes ...........      1.8%      0.0%     12.5%      0.3%
                                       --------- --------- --------- ---------
Net income ...........................      2.5%      5.6%     21.5%      5.5%
                                       ========= ========= ========= =========

Revenues. Total revenues decreased 9% to $45.8 million in the quarter ended September 30, 1999 from $50.3 million in 1998. In the first nine months of 1999, total revenues increased 1% to $142.4 million from $140.6 million in 1998. As most of the Company's contracts are denominated in U.S. dollars, foreign currency fluctuations have not materially impacted its consolidated results of operations.

Revenues from software license fees decreased by 62% to $4.9 million in the quarter ended September 30, 1999 from $13.0 million in 1998. In the first nine months of 1999, license fees decreased by 51% to $19.0 million from $39.0 million in 1998. Reduced software license fee revenues were due primarily to a general industry slowdown in purchases of large scale enterprise applications leading up to the Year 2000, as well as the reengineering of the Company's North American sales organization.

Revenues from services and maintenance increased by 10% to $40.9 million in the quarter ended September 30, 1999 from $37.3 million in 1998. In the first nine months of 1999, services and maintenance revenues increased 21% to $123.5 million from $101.7 million in 1998. The services and maintenance revenues growth resulted primarily from new consulting and implementation projects for existing customers. Services and maintenance as a percentage of revenue were 89% and 74% for the quarters ended September 30, 1999 and 1998, respectively, and 87% and 72% for the nine months ended September 30, 1999 and 1998, respectively.

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

Cost of revenues decreased 8% to $24.0 million in the quarter ended September 30, 1999 from $26.0 million in 1998. In the first nine months of 1999, cost of revenues decreased 5% to $73.5 million from $77.0 million in 1998. This resulted in the gross margin of 48% for the each of the quarters ended September 30, 1999 and 1998, and increasing to 48% for the nine months ended September 30, 1999 from 45% for the same period in 1998. The year-to-date gross margin improvement was due principally to the increased utilization of personnel for services and maintenance.

Research and Development. Research and development expenses consist primarily of: (i) personnel and related costs, (ii) computer timeshare costs and (iii) third party consultant fees directly attributable to the development of new software application products and enhancements to existing products.

Research and development expenses increased 9% to $8.9 million in the quarter ended September 30, 1999 from $8.2 million in 1998, and increased 15% to $25.6 million in the nine months ended September 30, 1999 from $22.3 million for the same period in 1998 as the Company continued to develop integration products and increase functionality to its products. As a percentage of total revenues, research and development expenses were 19% and 16% for the quarters ended September 30, 1999 and 1998, respectively, and 18% and 16% for the nine months ended September 30, 1999 and 1998, respectively. The Company believes that a significant level of investment in research and development is essential to remain competitive. The amount of research and development in absolute dollars for a particular period may vary depending on the projects in progress. To date, the Company has expensed all software development costs because development costs incurred subsequent to the establishment of technological feasibility have not been material.

Sales and Marketing. Sales and marketing expenses decreased 18% to $7.2 million in the quarter ended September 30, 1999 from $8.8 million in 1998. In the first nine months of 1999, sales and marketing expenses increased 3% to $22.1 million from $21.4 million in 1998. As a percentage of total revenues, sales and marketing expenses were 16% and 17% for the quarter ended September 30, 1999 and 1998, respectively, and 16% and 15% for the nine months ended September 30, 1999 and 1998, respectively. The decrease in sales and marketing expenses for the three-month period was primarily related to reduced headcount and lower commissions due to reduced software license fees. The increase in sales and marketing expense for the nine-month period was primarily related to advertising and promotional costs for strategic alliance programs and telemarketing expenses.

General and Administrative. General and administrative expenses increased 13% to $4.9 million in the three months ended September 30, 1999 from $4.4 million in 1998 and increased 17% to $13.1 million in the nine months ended September 30, 1999 from $11.2 million in 1998. As a percentage of total revenues, general and administrative expenses were 11% and 9% for the quarter ended September 30, 1999 and 1998, respectively, and 9% and 8% for the nine months ended September 30, 1999 and 1998, respectively. The increase in general and administrative expenses resulted primarily from a change in management personnel, excess facility costs and additional allowances for doubtful accounts.

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

Provision for Income Taxes. Income tax expense of $0.8 million represented an estimate for federal, state and foreign taxes for the quarter ended September 30, 1999. There was no income tax expense in the comparable period in 1998 primarily due to the benefit from the utilization of net operating loss carryovers obtained as a result of the merger with TSW International, Inc. The Company's effective tax rate is 37% for the nine months ended September 30, 1999 and differs from the statutory rate primarily due to utilization of net operating loss carryovers, research and engineering credits and foreign tax credits.

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

In the nine months ended September 30, 1999, cash, cash equivalents and marketable securities increased 103% to $78.9 million from $38.8 million at December 31, 1998. This was primarily due to a net increase in cash of approximately $46.2 million provided by the sale of the Company's investment in TenFold Corporation, approximately $17.1 million from operations and $3.0 million from the issuance of common stock. The purchase of property and equipment used cash of approximately $3.8 million. Financing activities used cash of $20.8 million to pay down the balance of borrowings under the Company's line of credit and obligations under capital leases and $2.0 million to repurchase the Company's common stock.

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

The Company's plan to resolve the Year 2000 Issue involves the continuing effort in the following four phases: assessment, remediation, testing, and implementation. To date, the Company has made progress in identifying all systems that could be significantly affected by the Year 2000, or Y2K, and have identified areas that require Y2K testing services. The completed assessment could indicate that most of the Company's significant information technology systems will be affected, particularly the general ledger, project accounting and billing systems. In addition, the Company is in the process of gathering information about the Year 2000 compliance status of its significant suppliers and subcontractors and will continue to monitor their compliance.

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

The Company has inventoried over 400 key suppliers of goods and services to the Company and has either mailed surveys or captured their Y2K Disclosure information off the web. Presently, we have confirmed approximately 99% of the suppliers are Y2K compatible. The Company intends to disqualify potentially non- compliant sources and re-qualify alternative sources to help mitigate potential business disruptions.

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

Costs: The Company will utilize both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is currently estimated at an amount up to $2.5 million and will be funded through operating cash flows. To date, the Company has incurred approximately $1.9 million, related to all phases of the Year 2000 project. The remaining costs are expected to be incurred during the next quarter. The Company is continuing its assessment and refining its cost estimates. There can be no assurance, however, that there will not be a delay in, or increased costs associated with the programs described in this section.

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

Changes in Market Demand

Overall demand for enterprise software may grow more slowly or actually decrease in upcoming quarters and years. In 1999, a number of major providers of enterprise software have reported revenue growth substantially slower than in previous periods. The Company believes this trend may be a result of organizations devoting information technology resources and budgets towards resolving Year 2000 issues; however it may also reflect a saturation of the market for enterprise software as well as deregulation and retrenchment affecting the way companies purchase enterprise software. The Company has reported a decrease in software licensing fees by 51% in the first nine months of 1999 as compared to the same period in 1998. To the extent that the overall slowdown in the market for enterprise software market continues or worsens, the Company's business, results of operations and financial condition are likely to be adversely affected.

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

Pending Litigation

The Company and several of its former officers and/or directors have been named as defendants in six substantially identical securities class action cases filed since February 3, 2000, in the United States District Court, Northern District of California (the Court). The cases subsequently were consolidated. The complaints are brought on behalf of all persons who purchased the Company's common stock between October 28, 1999, when the Company issued a press release announcing unaudited financial statements for the third quarter of 1999; through January 27, 2000, when the Company announced its intention to restate those financial statements. The Plaintiffs have not demanded any particular amount in damages.

In August 2000, all parties to the litigation agreed to a settlement. Under the settlement, defendants' insurance carriers will pay plaintiffs $4.3 million. On October 27, 2000 the Court granted preliminary approval of the settlement. The Court has scheduled a January 26, 2001 hearing to consider whether the settlement will be given final approval. The Company also is cooperating with an informal investigation by the Securities and Exchange Commission regarding the restatement.

On or about June 9, 2000, the Company was served with a demand for arbitration by William J. Grabske, the Company's former Chief Executive Officer. The demand seeks enforcement of a purported Settlement Agreement and Mutual Release. The demand seeks severance pay and reimbursement of expenses of approximately $1,000,000 plus interest, options for approximately 200,00 shares of stock in the Company and fees and costs. The parties presently are in the process of selecting arbitrators. The Company will present all available defenses to Mr. Grabske's demand and counterclaims.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company and several of its former officers and/or directors have been named as defendants in six substantially identical securities class action cases filed since February 3, 2000, in the United States District Court, Northern District of California (the Court). The cases subsequently were consolidated. The complaints are brought on behalf of all persons who purchased the Company's common stock between October 28, 1999, when the Company issued a press release announcing unaudited financial statements for the third quarter of 1999; through January 27, 2000, when the Company announced its intention to restate those financial statements. The Plaintiffs have not demanded any particular amount in damages.

In August 2000, all parties to the litigation agreed to a settlement. Under the settlement, defendants' insurance carriers will pay plaintiffs $4.3 million. On October 27, 2000 the Court granted preliminary approval of the settlement. The Court has scheduled a January 26, 2001 hearing to consider whether the settlement will be given final approval. The Company also is cooperating with an informal investigation by the Securities and Exchange Commission regarding the restatement.

On or about June 9, 2000, the Company was served with a demand for arbitration by William J. Grabske, the Company's former Chief Executive Officer. The demand seeks enforcement of a purported Settlement Agreement and Mutual Release. The demand seeks severance pay and reimbursement of expenses of approximately $1,000,000 plus interest, options for approximately 200,00 shares of stock in the Company, and fees and costs. The parties presently are in the process of selecting arbitrators. The Company will present all available defenses to Mr. Grabske's demand and counterclaims.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

27.1 Financial Data Schedule

(b) Reports on Forms 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUS INTERNATIONAL, INC.

(Registrant)

Date: November 13, 2000

By:	/s/ Henry C. Montgomery

Henry C. Montgomery
Executive Vice President, Finance and Administration and Chief Financial Officer
(Principal Financial Officer)

Date: November 13, 2000

By:	/s/ Roy A. Crumrine

Roy A. Crumrine
Vice President, Controller
(Principal Accounting Officer)