Form 10-Q
period 2000-09-30
INDUS INTERNATIONAL INC
filed 2000-11-14
CIK 1041333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

or

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         [X] Yes       [   ] No

As of October 31, 2000, Registrant had outstanding 34,567,435 shares of Common Stock, $.001 par value.

INDUS INTERNATIONAL, INC.
FORM 10-Q
Table of Contents

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDUS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

                                     Three Months Ended   Nine Months Ended
                                             September 30,       September 30,
                                         ------------------- -------------------
                                            2000     1999       2000     1999
                                         --------- --------- --------- ---------

Revenues:
     Software license fees .............   $1,094    $4,917    $4,902   $18,960
     Services and maintenance ..........   35,433    40,867    95,965   123,482
                                         --------- --------- --------- ---------
         Total revenues ................   36,527    45,784   100,867   142,442
Cost of revenues .......................   22,096    23,956    62,125    73,522
                                         --------- --------- --------- ---------
Gross profit ...........................   14,431    21,828    38,742    68,920
                                         --------- --------- --------- ---------
Operating expenses:
     Research and development ..........   16,076     8,874    38,929    25,550
     Sales and marketing ...............   12,315     7,232    36,233    22,141
     General and administrative ........    4,653     4,930    16,339    13,107
     Restructuring costs................      445        --       445        --
                                         --------- --------- --------- ---------
         Total operating expenses ......   33,489    21,036    91,946    60,798
                                         --------- --------- --------- ---------
Income (loss) from operations ..........  (19,058)      792   (53,204)    8,122
Interest and other income (expense), net      878     1,126     3,050    40,299
                                         --------- --------- --------- ---------
Income (loss)  before income taxes .....  (18,180)    1,918   (50,154)   48,421
Provision (benefit) for income taxes ...   (1,818)      779    (5,016)   17,746
                                         --------- --------- --------- ---------
Net income (loss)....................... ($16,362)   $1,139  ($45,138)  $30,675
                                         ========= ========= ========= =========

Earnings (loss) per share (basic) ......   ($0.47)    $0.04    ($1.32)    $0.96
                                         ========= ========= ========= =========
Earnings (loss) per share (diluted) ....   ($0.47)    $0.03    ($1.32)    $0.89
                                         ========= ========= ========= =========
Shares used in computing earnings (loss)
  per share (basic) ....................   34,609    32,196    34,112    32,049
                                         ========= ========= ========= =========
Shares used in computing earnings (loss)
  per share (diluted) ..................   34,609    34,750    34,112    34,316
                                         ========= ========= ========= =========

      & See accompanying notes.

INDUS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands)

                                                              September 30, December 31,
                                                                  2000          1999
                                                              ------------  -----------
                                                               (Unaudited)
                            ASSETS
Current assets:
  Cash and cash equivalents.................................      $15,063      $16,345
  Marketable securities ....................................       31,382       64,427
  Billed accounts receivable, less allowance for
   doubtful accounts of $6,076 at September 30, 2000
   and $3,991 at December 31, 1999 .........................       25,643       35,432
  Unbilled accounts receivable .............................       15,383       13,735
  Other current assets .....................................       19,019       16,319
                                                              ------------  -----------
       Total current assets ................................      106,490      146,258
Property and equipment, net ................................       22,590       16,092
Intangible assets, net......................................          241        1,894
Other assets ...............................................        8,314        4,657
                                                              ------------  -----------
               Total assets                                      $137,635     $168,901
                                                              ============  ===========
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of obligations under capital leases ......          $92         $301
  Accounts payable .........................................        7,193        5,532
  Other accrued liabilities ................................       16,669       20,190
  Deferred revenue .........................................       31,534       24,363
                                                              ------------  -----------
       Total current liabilities ...........................       55,488       50,386
                                                              ------------  -----------

Obligations under capital leases............................           90          163

Stockholders' equity:
  Common stock .............................................           34           33
  Additional paid-in capital ...............................      121,007      112,473
  Deferred compensation and other...........................          (26)        (700)
  Retained earnings (accumulated deficit)...................      (34,574)      10,564
  Accumulated other comprehensive income (loss).............       (2,203)      (1,837)
  Treasury stock, at cost ..................................       (2,181)      (2,181)
                                                              ------------  -----------
       Total stockholders' equity ..........................       82,057      118,352
                                                              ------------  -----------
               Total liabilities and stockholders' equity        $137,635     $168,901
                                                              ============  ===========

        See accompanying notes.

INDUS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                             Nine Months Ended
                                                               September 30,
                                                          ----------------------
                                                              2000        1999
                                                          ----------  ----------
Cash flows from operating activities:
  Net income (loss).....................................   ($45,138)    $30,675
  Adjustments to reconcile net income to net cash
    provided  by  operating activities:
       Depreciation and amortization ...................      6,122       5,715
       Changes in operating assets and liabilities......      6,357      18,490
       Gain on sale of investment in TenFold
         Corporation....................................         --     (38,171)
       Other............................................         36         372
                                                          ----------  ----------
Net cash provided by (used in) operating activities ....    (32,623)     17,081
                                                          ----------  ----------
Cash flows from investing activities:
  Purchases of marketable securities ...................   (318,324)   (355,522)
  Sales of marketable securities .......................    351,369     307,434
  Acquisitions of property and equipment ...............    (10,596)     (3,834)
  Proceeds from sale of investment in TenFold
    Corporation.........................................         --      46,178
  Other ................................................         --         (42)
                                                          ----------  ----------
Net cash provided by (used in) investing activities ....     22,449      (5,786)
                                                          ----------  ----------
Cash flows from financing activities:
  Net repayment of borrowings under lines of credit ....         --     (19,650)
  Net repayment of capital leases.......................       (282)     (1,149)
  Net proceeds from issuance of common stock ...........      8,535       2,951
  Purchases of treasury stock...........................         --      (1,962)
  Changes in stockholder receivables ...................        639         492
                                                          ----------  ----------
Net cash provided by (used in) financing activities ....      8,892     (19,318)
                                                          ----------  ----------
Net increase (decrease) in cash and cash equivalents ...     (1,282)     (8,023)
Cash and cash equivalents at beginning of period .......     16,345      23,229
                                                          ----------  ----------
Cash and cash equivalents at end of period .............    $15,063     $15,206
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

  The accompanying unaudited condensed consolidated financial information has been prepared by management, in accordance with generally accepted accounting principles for interim financial information and pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2000 and results of operations and cash flows for all periods presented have been made. The condensed consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.

  These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as included in the Company's 1999 Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2000.

  Comprehensive Income (Loss)

  Comprehensive income (loss), which includes net income (loss) plus foreign currency translation effects and unrealized gains (losses) on marketable securities, amounted to ($16.1) million and $2.7 million for the three months ended September 30, 2000 and 1999, respectively. Comprehensive income (loss) was ($45.5) million and $31.4 million, respectively, for the nine months ended September 30, 2000, and 1999.

  Earnings Per Share

  Earnings (loss) per share (basic) is computed using net income and the weighted average number of common shares outstanding during each period. Earnings (loss) per share (diluted) is computed using net income and the weighted average number of common and dilutive common equivalent shares outstanding during each period. The computations of the weighted average number of shares outstanding for the three and nine-month periods ended September 30, 2000 and 1999 are as follows (in thousands):

                                            Three Months Ended   Nine Months Ended
                                             September 30,       September 30,
                                         ------------------- -------------------
                                            2000      1999      2000      1999
                                         --------- --------- --------- ---------
Weighted average outstanding - used
  for basic ............................   34,609    32,196    34,112    32,049

Options value using treasury stock
  method ...............................       --       866        --       798

Dilutive effect-warrants (assumed from
  former TSW International, Inc.) ......       --     1,688        --     1,469
                                         --------- --------- --------- ---------
Weighted average outstanding
  and dilutive equivalents -
  used for diluted......................   34,609    34,750    34,112    34,316
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

  In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB 101 provides guidance with respect to the recognition, presentation and disclosure of revenue in financial statements of all public registrants. On October 31, 2000, the SEC provided frequently asked questions guidance with respect to SAB 101. The Company does not believe that the adoption of SAB 101 will have a material effect on the Company's reported revenues or results of operations in future and previous periods.

  In April 2000, FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25" ("FIN 44") was issued. FIN 44 clarifies the application of APB No. 25 for certain issues. Among other issues, FIN 44 clarifies the definition of an employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. The implementation of FIN 44 did not have a significant effect on the Company's financial condition or results of operations.

  Stock Repurchase Program

  In July 1999, the Company's Board of Directors approved a stock repurchase program for up to 2,000,000 shares of the Company's outstanding common stock. The Company is authorized to use available cash to buy back its shares in open market transactions from time to time, subject to price and market conditions. As of September 30, 2000, the Company held as treasury stock 435,500 shares which had been repurchased under the program.

  Segment Information

  The following information is presented in accordance with SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." The Company has identified two reportable industry segments: the development, marketing implementation and support of Enterprise Asset Management (EAM) software, and internet eBusiness initiatives, such as myindus.com.

  For the three month period ended September 30, 2000, the Company incurred charges to operations of $5.6 million for myindus.com. Of this amount, $5.0 million was recorded as research and development expenses, and $0.6 million was recorded as sales and marketing expenses. For the nine month period ended September 30, 2000, charges to operations for myindus.com were $13.7 million, consisting of $10.6 million for research and development expenses and $3.1 million for sales and marketing expenses. At September 30, 2000 myindus.com had $1.3 million in assets. All other revenues, costs, assets and liabilities are applicable to the EAM software segment.

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

Consolidated Results of Operations

The following table sets forth for the periods indicated the percentage of total revenues represented by certain line items in the Company's consolidated statements of operations:

                                                Percentage of Total Revenues

                                          Three Months Ended   Nine Months Ended
                                             September 30,       September 30,
                                         ------------------- -------------------
                                            2000      1999      2000      1999
                                                   (Restated)          (Restated)
                                         --------- --------- --------- ---------
Revenues:
     Software license fees .............      3.0%     10.7%      4.9%     13.3%
     Services and maintenance ..........     97.0%     89.3%     95.1%     86.7%
                                         --------- --------- --------- ---------
         Total revenues ................    100.0%    100.0%    100.0%    100.0%
Cost of revenues .......................     60.5%     52.3%     61.6%     51.6%
                                         --------- --------- --------- ---------
Gross profit............................     39.5%     47.7%     38.4%     48.4%
                                         --------- --------- --------- ---------
Operating expenses:
     Research and development ..........     44.0%     19.4%     38.6%     17.9%
     Sales and marketing ...............     33.7%     15.8%     35.9%     15.5%
     General and administrative ........     12.7%     10.8%     16.2%      9.2%
     Restructuring costs................      1.2%      0.0%      0.4%      0.0%
                                         --------- --------- --------- ---------
         Total operating expenses ......     91.7%     39.8%     91.2%     42.7%
                                         --------- --------- --------- ---------
Income (loss) from operations ..........    -52.2%      1.7%    -52.7%      5.7%
Interest and other income (expense), net      2.4%      2.5%      3.0%     28.3%
                                         --------- --------- --------- ---------
Income (loss)  before income taxes .....    -49.8%      4.2%    -49.7%     34.0%
Provision (benefit) for income taxes ...     -5.0%      1.7%     -5.0%     17.5%
                                         --------- --------- --------- ---------
Net income (loss).......................    -44.8%      2.5%    -44.8%     21.5%
                                         ========= ========= ========= =========

Revenues. Total revenues decreased 20.2% to $36.5 million in the quarter ended September 30, 2000 from $45.8 million for the same period of 1999. In the first nine months of 2000, total revenues decreased 29.2% to $100.9 million from $142.4 million for the same period of 1999. As most of the Company's contracts are denominated in U.S. dollars, foreign currency fluctuations have not materially impacted the results of operations.

Revenues from software licensing fees decreased by 77.8% to $1.1 million in the quarter ended September 30, 2000 from $4.9 million for the same period of 1999. In the first nine months of 2000, license fees decreased by 74.2% to $4.9 million from $19.0 million for the same period of 1999. The Company believes that software license fee revenues were lower in 2000 primarily due to the residual effects of a general industry slowdown in purchases of large scale enterprise applications leading up to the Year 2000, reduced sales effectiveness in 1999 and early 2000, and sales employee turnover. Additionally in 2000, an increased portion of license fee revenues are being recognized over the periods in which the related customer service obligations are met resulting in a deferral of such revenues. Software licensing fees as a percentage of revenue were 3.0% and 10.7% for the three months ended September 30, 2000 and 1999, respectively, and 4.9% and 13.3% for the nine months ended September 30, 2000 and 1999, respectively.

Revenues from services and maintenance decreased by 13.3% to $35.4 million in the quarter ended September 30, 2000 from $40.9 million for the same period of 1999. In the first nine months of 2000, services and maintenance revenues decreased 22.3% to $96.0 million from $123.5 million for the same period of 1999. The decrease in services and maintenance revenues resulted primarily from the reduction in new consulting and implementation projects during the last half of 1999 coinciding with the decrease in new license fee contracts. Services and maintenance as a percentage of revenue were 97.0% and 89.3% for the quarters ended September 30, 2000 and 1999, respectively, and 95.1% and 86.7% for the nine months ended September 30, 2000 and 1999, respectively.

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

Cost of revenues decreased by 7.8% to $22.1 million from $24.0 million for the quarters ended September 30, 2000 and 1999, respectively. In the first nine months of 2000, cost of revenues decreased 15.5% to $62.1 million from $73.5 million for the same period of 1999. Gross profit decreased to 39.5% for the quarter ended September 30, 2000 from 47.7% for the same period in 1999, and 38.4% for the nine months ended September 30, 2000 from 48.4% for the same period in 1999. The gross profit reduction was primarily due to the change in mix between higher margin software license fees and lower margin services and maintenance revenues, and decreased utilization of personnel for services and maintenance.

Research and Development (R&D). Research and development expenses consist primarily of: (i) personnel and related costs, (ii) computer processing costs and (iii) third party consultant fees directly attributable to the development of new software application products and enhancements to existing products.

Research and development expenses increased 74.9% to $15.5 million in the quarter ended September 30, 2000 from $8.9 million for the same period of 1999, and by 50.2% to $38.4 million in the nine months ended September 30, 2000 from $25.6 million for the same period in 1999 as the Company continued to develop integration products, increase the functionality of its products, and incur development expenses for its eBusiness initiatives. As a percentage of total revenue, research and development expenses were 42.5% and 19.4% for the quarters ended September 30, 2000 and 1999, respectively, and 38.0% and 17.9% for the nine months ended September 30, 2000 and 1999, respectively. The Company believes that a significant level of investment in research and development is essential to remain competitive. The amount of research and development in absolute dollars for a particular period may vary depending on the projects in progress. To date, the Company has expensed all software development costs because development costs incurred subsequent to the establishment of technological feasibility have not been material.

Sales and Marketing. Sales and marketing expenses increased 78.0% to $12.8 million in the quarter ended September 30, 2000 from $7.2 million in 1999. In the first nine months of 2000, sales and marketing expenses increased 66.2% to $36.8 million from $22.1 million in 1999. As a percentage of total revenue, sales and marketing expenses were 35.2% and 15.8% for the quarter ended September 30, 2000 and 1999, respectively, and 36.5% and 15.5% for the nine months ended September 30, 2000 and 1999, respectively. The increase in sales and marketing expense from the prior year period primarily related to expansion of the sales and marketing staff, and advertising and promotional costs for strategic alliance programs and eBusiness initiatives.

General and Administrative. General and administrative expenses decreased 5.6% to $4.7 million in the three months ended September 30, 2000 from $4.9 million for the same period of 1999 and increased 24.7% to $16.3 million in the nine months ended September 30, 2000 from $13.1 million for the same period of 1999. As a percentage of total revenue, general and administrative expenses were 12.7% and 10.8% for the quarters ended September 30, 2000 and 1999, respectively, and 16.2% and 9.2% for the nine months ended September 30, 2000 and 1999, respectively. The year-to-date increase in general and administrative expenses resulted primarily from changes in management personnel and the write down of $0.6 million for an impaired goodwill asset.

Restructuring Costs. In the quarter ended September 30, 2000, the Company incurred restructuring charges of $0.4 million primarily related to severance benefits to employees. Of this amount, $0.1 was paid during the quarter and $0.3 was included in other accrued liabilities at September 30, 2000. The Company announced in July 2000 that it would be reducing costs by relocating certain of its executive and administrative functions to its facility in Marietta, Georgia and implementing other cost reduction programs to improve future operating results. The restructuring will significantly reduce costs, consolidate and integrate operations which have been separate since the 1997 merger with TSW International, Inc. and move certain of its executive team closer to the major segments of its geographic customer base.

Interest and Other Income (Expense), net. Interest and other income (expense), net decreased to $0.9 million in the three months ended September 30, 2000 from $1.1 million for the same period of 1999 and decreased to $3.1 million in the nine months ended September 30, 2000 from $40.3 million for the same period of 1999 primarily due to the recognition of the $38.2 million gain on the sale of the Company's investment in TenFold Corporation in May 1999.

Provision (Benefit) for Income Taxes. The income tax benefit of ($1.8) million is an estimate for federal, state and foreign net tax benefits for the quarter ended September 30, 2000, reflecting principally the potential utilization of federal net operating losses carried back to earlier periods. Income tax expense for the same period of 1999 was $0.8 million. For the nine months ended September 30, 2000 and September 30, 1999, income tax (benefit) expense was ($5.0) million and $17.7 million, respectively.

Liquidity and Capital Resources

As of September 30, 2000, the Company's principal sources of liquidity consisted of approximately $15.1 million in cash and cash equivalents, $31.4 million in marketable securities and an available revolving bank line of credit of up to $15 million. The revolving credit facility expires on July 31, 2001. Borrowings under the line of credit bear interest at the prime rate or LIBOR rate plus 1.00%. There were $2.5 million in standby letters of credit outstanding on this line of credit as of September 30, 2000.

In the nine months ended September 30, 2000, cash, cash equivalents and marketable securities decreased 42.5% to $46.4 million from $80.8 million at December 31, 1999. This was primarily due to cash used in operating activities of $32.6 million and purchases of property and equipment of $10.6 million, offset by proceeds from the issuance of common stock of $8.5 million.

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

Risks Associated with New Products; New Markets

In September 1999, the Company announced its eBusiness initiatives, including myindus.com, which are focused on next generation internet applications, portals and web-based solutions for the EAM market. There can be no assurance that the Company's eBusiness offerings, including myindus.com, will achieve market acceptance. The Company's success in the eBusiness market will depend in part on its ability to accurately determine the functionality and features required by its customers, as well as the Company's ability to develop its eBusiness products and deliver them in a timely manner.

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

Possible Decrease in Market Demand

Overall demand for enterprise software may grow more slowly or actually decrease in upcoming quarters and years. In 1999, a number of major providers of enterprise software reported revenue growth substantially slower than in previous periods. The Company believes this trend may have been in part a result of customers and potential customers devoting information technology resources and budgets towards resolving Year 2000 issues. It may also have reflected a saturation of the market for enterprise software as well as deregulation and retrenchment affecting the way companies purchase enterprise software. The Company reported a decrease in software licensing fees of 65.7% in 1999 as compared to 1998 and, through the nine months ended September 30, 2000, a decline of 74.2% compared to the same period in the prior year. To the extent that the overall slowdown in the market for enterprise software market continues or worsens, the Company's business, results of operations and financial condition are likely to be adversely affected.

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

Risks Associated with British Energy Funded Development and Implementation

The Company signed a co-development and implementation agreement valued at more that $60 million with British Energy plc ("British Energy") in May 1999 and is providing products and services under this contract over a three-year period. Over the term of the agreement, the Indus Solution Series will be installed at each of the British Energy facilities, which currently include eight power stations. Due to the size of this project, the successful and timely completion of the British Energy funded development and implementation has had and may have a material effect on the current and future financial results of the Company. As of September 30, 2000, this project has generated positive operating results.

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

Date: November 14, 2000

By:	/s/ Henry C. Montgomery

Henry C. Montgomery
Executive Vice President, Finance and Administration and Chief Financial Officer
(Principal Financial Officer)

Date: November 14, 2000

By:	/s/ Roy A. Crumrine

Roy A. Crumrine
Vice President, Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit	Description
27.01	Financial Data Schedule