Form 10-K
period 2000-12-31
INDUS INTERNATIONAL INC
filed 2001-03-16
CIK 1041333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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

Common Stock, $.001 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [   ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on February 15, 2001 as reported on the Nasdaq National Market, was approximately $51,344,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may by deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant's Common Stock, $.001 par value was 34,695,394 at February 15, 2001.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant's 2001 Annual Meeting of Stockholders to be held May 24, 2001 are incorporated by reference in Part III hereof, to the extent stated herein.

INDUS INTERNATIONAL, INC.

FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

THIS DOCUMENT CONTAINS FORWARD-LOOKING STATEMENTS REGARDING THE COMPANY'S COMPETITIVE PROSPECTS, PRODUCTS, BUSINESS PLANS, AND EXPECTED FINANCIAL RESULTS. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS, AND STOCKHOLDERS OF INDUS INTERNATIONAL, INC. (THE "COMPANY") SHOULD CAREFULLY REVIEW THE CAUTIONARY STATEMENTS SET FORTH IN THIS FORM 10-K, INCLUDING "RISK FACTORS" BEGINNING ON PAGE 11 HEREOF. THE COMPANY MAY FROM TIME TO TIME MAKE ADDITIONAL WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS CONTAINED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION AND IN ITS REPORTS TO STOCKHOLDERS. THE COMPANY DOES NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENT THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF THE COMPANY.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

Indus International, Inc. (the "Company") develops, markets, implements and supports integrated Enterprise Asset Management ("EAM") and Supply Chain software and service solutions for capital intensive industries worldwide. Marketed internationally as the Indus Solution Series, the offering consists of business application systems and industry best practice service packages which support such functional areas as: Asset and Work Management; Materials, Procurement and eProcurement; Safety and Regulatory Compliance; Mobile Computing; Electronic Document Management; and integration with Financial and Human Resources Products.

Markets of primary focus for the Company's products include utilities, communications, defense, energy resource extraction, and process industries. As of December 31, 2000, the Company's products were licensed for use by over 300,000 end users representing 460 customers in 45 countries.

The Indus Solution Series is designed to interoperate with popular third-party applications that provide best business practices functions to its customers. Through strategic alliances, the Company works with software providers, such as Oracle Corporation ("Oracle"), and PeopleSoft, Inc. ("PeopleSoft"), and systems integrators, such as Accenture (formerly Andersen Consulting), Deloitte Consulting, and PricewaterhouseCoopers to create a software series that provides seamless interoperability with corporate and financial applications, expert systems, and certain industry specific systems that enable the Company's customers to improve operating efficiencies, reduce costs and comply with governmental regulation.

The software tools comprising the Indus Solution Series are based on an open client/server architecture featuring a layered and object-oriented software design that enables customers to use various operating systems, operate on multiple hardware platforms and interoperate with many third-party software applications and legacy systems. Proprietary systems implementation methodology tools and best practice education tools facilitate rapid and effective deployment and utilization of its EAM applications.

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

The Company was formed through the combination of The Indus Group, Inc., a California corporation, and TSW International, Inc., a Georgia corporation, in August 1997.

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

A proprietary implementation methodology and set of data content "workbenches" round out the service package offerings available from the regionally positioned professional services solutions centers throughout the Americas, Europe, Middle East and Africa and Asia Pacific. Marketed as ABACUS tools and implementation methodology, ABACUS enables rapid implementation and configuration of Indus software solutions. Workbenches are a set of software tools which support application development, data migration and installation support used by the Company and its customers to develop, install and configure Indus software solutions. Integration products are also sold to enable Indus software solutions to interoperate with corporate financial, payroll, human resources, geographic information systems, outage management, and customer information applications systems available, and other industry-specific programs included in the Company's Business Partner Alliance program.

The Indus Solution Series

EAM application business systems comprising the Indus Solution Series are designed to reflect the requirements of specific vertical industry functions, and the technical architecture traditionally employed in these industries. The resultant transaction engines are designed to support Indus Solution Series products. Functions within the application product lines have been tailored to encapsulate vertical business processing requirements that are augmented by subject matter expertise and consulting service packages, which uniquely position Indus to deliver a total solution across the enterprise.

Indus Solution Series for Utilities, Communications and Defense Industries

Indus Solution Series for Utilities, Communications and Defense Industries provide a series of business applications and business process improvement service packages that meet the needs of both integrated electric and gas utilities or standalone utility business units including: nuclear, fossil, and hydroelectric power generating stations; water and pollution control plants and defense logistics support. The specific needs of communications companies are also addressed in a related offering for these firms.

Specific packaged solutions in this series include:

Indus Solution Series for Nuclear Power Generation
Indus Solution Series for Fossil Power Generation
Indus Solution Series for Hydroelectric Power Generation
Indus Solution Series for Energy Distribution and Delivery
Indus Solution Series for Energy Transmission and Substations
Indus Solution Series for Water and Water Pollution Control
Indus Solution Series for Defense Logistics
Indus Solution Series for Communications

Indus Solution Series for Energy Resource Extraction and Process Industries

Indus Solution Series for Energy Resource Extraction and Process Industries provide a set of business applications that meet the needs of capital-intensive businesses seeking a competitive advantage through the application of technology. Business applications and subject matter expertise in the areas of delivering advanced enterprise asset management strategies across the enterprise have been packaged to meet the needs of specific vertical industries in the series.

Specific packaged solutions in this series include:

Indus Solution Series for Chemical, Petrochemical, Oil, and Gas
Indus Solution Series for Metals & Mining
Indus Solution Series for Pulp, Paper and Forest
Indus Solution Series for Consumer Packaged Goods
Indus Solution Series for Public Transit
Indus Solution Series for Facilities Management

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

Partitioned Application Architecture. The layers of the Company's application architecture-the user interface, business logic, data storage, workflow and browser interface-are interoperable but not interdependent and support an n-tier environment. For example, changes to the database layer are not dependent on the user interface. The partitioning built into the Company components minimizes the Company's dependence on third-party vendors and efficiently utilizes desktop computers, "thin client," servers and networks. The Company believes this architecture reduces its exposure to the risks of technology or market shifts that require changes in one or more of the layers, and enables rapid exploitation of technology advances.

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

Implementation Methodology and Related Services

Indus software solutions are implemented through the Company's proprietary ABACUS tools and implementation methodology. ABACUS consists of software-driven analytical tools, implementation plans and educational resources that encapsulate the Company's extensive experience in implementing enterprise management software solutions. ABACUS provides a step- by-step implementation life cycle framework for all installation, integration, and education and business review activities. In addition, ABACUS enhances the ongoing effectiveness of Indus software solutions and assists customers in improving their business processes.

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

A critical component of the ABACUS implementation is the partnership between the software provider (the Company) and the customer. At the outset of the project, the Company assigns a Project Manager or Account Executive to help ensure a successful, on-schedule implementation. Throughout the implementation process, the Company's customer's team defines and then executes a customer-specific, yet time-proven, implementation process that focuses heavily on critical Business Process Improvement (BPI) and Return on Investment (ROI) processes to drive current and future customer success. The Company has also developed alliances with several of the "big five" accounting firms, and consulting firms, as well as smaller third party implementers and providers. This ensures that customers with specific requirements can leverage the value-added services of these firms when implementing the Indus Solution Series.

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

Indus Education Services and Products, the Company's training division, designs, manages, and implements comprehensive education and training solutions for its user community. The Company's training and technical professionals provide instructional design and courseware development services, training coordination support, train-the-trainer and end-user programs, and technical training for customer installations worldwide. In addition, the Company has developed a comprehensive set of training courseware to educate and train customers and internal staff. Subjects covered by the courseware range from application product basics to conducting business process reviews. Open enrollment training courses are provided at the Company's training centers in San Francisco, California, Atlanta, Georgia, Dallas, Texas, Pittsburgh, Pennsylvania and internationally in London, England, Paris, France, and Brisbane, Australia. In addition, training is also provided at customer sites at the customer's option. The Company also provides computer-based and web-based training modules to provide additional value to customers who desire these training needs. Finally, the Indus Solution Series' online help and wizards, including its CoPilot tool, help to guide the new user through standard work processes by providing context-sensitive assistance and pop-up screens.

Customers

The Company provides enterprise management software solutions to large process industry customers primarily in the energy industry, continuous process industries, industrial manufacturing and the public sector. Customer groups within these capital-intensive markets include: electric and gas utilities, telecommunications providers, petrochemical refineries, mining and metals, forest products producers, consumer packaged goods manufacturers, educational systems, and governmental and military institutions.

As of December 31, 2000, the Company products were licensed for use by over 300,000 end-users representing 460 customers in 45 countries. One customer accounted for 12.2% and 13.2% of Company's total revenues in 2000 and 1999. No single customer accounted for 10% or more of the Company's total revenues in 1998.

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

Utilities, Communications and Defense Industries

Water and pollution control
Nuclear power generation
Fossil power generation
Hydroelectric power generation
Energy Transmission and substations
Energy distribution and delivery
Defense logistics
Communications

Energy Resource Extraction and Process Industries

Chemical, petrochemical, oil, and gas
Metals and mining
Pulp, paper and forest
Process manufacturing
Consumer packaged goods
Public transit
Facilities management

The Company markets and sells its products and services in three primary areas of the world: (i) the Americas, with direct sales representatives in the US, Canada, Argentina and Brazil; (ii) Europe, the Middle East & Africa, with direct sales representatives in the UK, France and the United Arab Emirates, and (iii) Asia-Pacific, with direct sales representatives in Australia and Japan. In addition to these direct marketing and sales resources, the Company utilizes business partner relationships and channel partner programs directly and indirectly in other parts of the world. As of December 31, 2000, the Company's Sales and Marketing organization consisted of 136 employees. The marketing staff is based at the Company's offices in Atlanta, GA., while the sales organization is decentralized throughout the three operational centers.

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

Indus Alliance Program

The Indus Alliance Program is comprised of third party providers of complementary software products, which interoperate with Indus software solutions through integration products to provide additional license revenues and services to the Company while delivering a broad suite of enterprise-wide software capabilities. Membership in this program includes Oracle for corporate financial and human resources systems, PeopleSoft for corporate financial, human resources and payroll systems, and Nuclear Fuels Services/Radiation Protection Systems for jointly developed Nuclear Health Physics Systems marketed as Total Exposure. Other third party integration alliance partners are currently under consideration by the Company.

Indus Partner Program

The Indus Partner Program consists of three classes of third party providers including: Indus Service Partners (foreign and domestic), Indus Solution Series Platform Partners, and partners in the Indus Extension Program.

Indus Service Partners include third-party consultants and system integration firms that help deliver the services required to implement Indus Software Solutions. These recognized firms add specialty knowledge to assist in training and reengineering services, help provide staff leveling and supply peak load project resources to the regional operators. These resources assist in the delivery of ABACUS services on an as-needed basis. Domestically, implementation partners include: Accenture (formerly Andersen Consulting), PriceWaterhouseCoopers, Computer Science Corporation, Deloitte & Touche Consulting Group, Solbourne Group, Cimcorp, and The Application Group. International implementation partners include Enidata, Euriware, Gulf Data International, Innova, Maxon Engineering Services, Inc., Eagle Technologies, International Computers South Africa and PosData.

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

The Indus Extension Program is comprised of third party vendors offering products, which provide value-added product extensions or specialty services, taking Indus Solution Series data beyond the specified scope of the Company's application systems. Both specialty hardware and specialty point solution software vendors are recognized in this program which include offerings from: Harbinger Corporation (Acquion, Inc.), Commerce One, Inc., Dolphin Software, DEI Group, iMedeon, Inc., Intermat, Meridium Corporation, Primavera, Sqribe Technologies Corporation, Tadcom, and Telxon Corporation. For industries with distributed assets, integration is provided with AM/FM/GIS solutions from Intergraph, SHL Vision and Smallworld Corporation.

Research and Development

The Company has a dedicated research, development and software engineering organization, and regularly releases new products and enhancements to existing products. Research and development efforts are directed at increasing product functionality, improving product performance, and extending the capabilities of the products to interoperate with selected third- party software products available from alliance partners such as Oracle, PeopleSoft and others. These efforts include developing new applications that address new horizontal and vertical functions.

The Company believes that research and development is most effectively accomplished if customers are involved in the process. Through direct customer involvement and consensus input from user group oversight committees, InSight and InFocus, product content is improved and the customer acceptance of new software deployment significantly increased. In addition, the interactive development process promotes increased customer awareness of the technological features of the product and fosters greater product loyalty.

As of December 31, 2000, the Company had 426 employees engaged in research and development. The Company's research and development expenses were approximately $30.4 million, $33.8 million and $51.6 million in 1998, 1999 and 2000 respectively. Development costs funded by customers as part of license and service contracts are included as part of cost of revenues.

Competition

The EAM software solutions business is highly competitive, constantly changing, and significantly affected by new product and technology innovations brought about by industry participants. The Company's competitors include companies in the enterprise, departmental, and point solutions market segments. At the enterprise solution level, the Company's main competitor is SAP. The Company counters SAP by offering solution sets that provide baseline integration to Oracle's corporate financial and human resources applications and PeopleSoft's corporate financial, payroll, and human resources applications. In the departmental or plant solutions market for "Tier 1" customers having annual revenues greater than one billion dollars, the Company competes primarily with other EAM software vendors such as Mincom Corp., MRO Software, Inc. (formerly Project Software & Development, Inc.), Marcam, Walker, and Datastream, Inc. Point solutions vendors such as Severn Trent Systems, Synercom, and others provide competing software products to industry sub-sectors such as transmission and distribution of electric power for utilities. In the future, the Company may also face competition from Oracle, PeopleSoft and SPL WorldGroup B.V., if these vendors elect to broaden their solutions to include some components of EAM functionality. In addition, the Company faces competition from suppliers of custom-developed business application software that have focused largely on proprietary mainframe- and microcomputer-based systems with highly customized software, such as the systems consulting groups of major accounting firms and systems integrators. A host of Internet-based application vendors, who offer state-of-the-art systems that can complement the Indus Solution Series, may become competitors in certain cases where they attempt to extend their solutions to cover the entire range of Supply Chain Management or other activities. The Company also faces competition from systems developed by the internal MIS departments of large organizations.

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

Employees

As of December 31, 2000, the Company employed 1,016 people, of which 426 were primarily engaged in research and development activities, 374 in post-sales support and customer project operations, 136 in sales and marketing, and 80 in administration and finance. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes that its relationship with its employees is excellent.

The Company's future success depends, in large part, on the continued service of its key management, sales, product development and operational personnel and on its ability to attract and retain highly qualified employees, including management personnel. There can be no assurance that the Company will be successful in attracting, retaining and motivating key personnel.

Executive Officers

The executive officers of the Company as of February 15, 2001 were as follows:
Name of Nominee	Age	Principal Occupation
Kent O. Hudson .	47	President and Chief Executive Officer
Richard H. Beatty .	54	Executive Vice President and Chief Operating Officer, President of myindus.com
J. Michael Highland	40	Executive Vice President Finance and Administration and Chief Financial Officer

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

Mr. Highland has served as Executive Vice President Finance and Administration and Chief Financial Officer since February 1, 2001. He served as Chief Operating Officer for Gainor Medical Management, Inc., a diabetes disease management provider and medical device distributor from 1996 to 1999 and was their Chief Financial Officer from 1995 to 1996. From 1994 to 1995 he was the Chief Financial Officer of Automated Systems Design, Inc., and from 1991 to 1994 he was a manager with Arthur Andersen & Co.

Employment Agreements

All the executive officers of the company have employment contracts with the Company.

Risk Factors

Volatility of Operating Results

Fluctuating Operating Results. The Company's operating results have fluctuated in the past, and the Company's results may fluctuate significantly in the future depending on a number of factors, including (i) the relatively long sales cycles for its products, (ii) the variable size and timing of individual license transactions, (iii) changes in demand for its products and services and market acceptance of new products, including any eBusiness offerings, (iv) competitive conditions in the industry, (v) changes in customer budgets, (vi) the timing of the introduction of new products or product enhancements by each such company or its competitors, (vii) its success in and costs associated with developing and introducing new products, including the necessary software and technology for its eBusiness and/or next generation product initiatives, (viii) product life cycles, (ix) variability in new licenses obtained, (x) changes in the proportion of revenues attributable to licensing fees versus services, (xi) changes in the level of operating expenses, (xii) delay or deferral of customer implementations of their software, (xiii) software defects and other product quality problems, (xiv) effect of SEC requirements and AICPA Statements of Position on the Company's revenue recognition, and (xv) other economic conditions, generally, or in specific process industry segments. Further, the purchase of the Company's products generally involves a significant commitment of capital, with the attendant delays frequently associated with large capital expenditures and authorization procedures within large organizations. For these and other reasons, the sales cycles for the Company's products are typically lengthy and subject to a number of significant risks over which each such company has little or no control, including customers' budget constraints and internal authorization reviews. In addition, delays in the completion of a product implementation may require that the revenues associated with such implementation be recognized over a longer period than originally anticipated. Such delays in the implementation or execution of orders have caused, and may in the future cause, material fluctuations in the Company's operating results. Similarly, customers may cancel implementation projects at any time without penalty, and such cancellations could have a material adverse effect on the Company's business or results of operations. Because the Company's expenses are relatively fixed, a small variation in the timing of recognition of specific revenues can cause significant variations in operating results from quarter to quarter and may in some future quarter result in losses or have a material adverse effect on the Company's business or results of operations.

Additional factors that may contribute to future fluctuations in the Company's quarterly operating results include, but are not limited to: (i) the development and introduction of new operating systems that require additional development efforts, including any eBusiness initiatives, (ii) the introduction or enhancement of products by the Company or its competitors, (iii) changes in demand for the Company's products and services, (iv) economic conditions in process industry segments, (v) changes in pricing policies of the Company or its competitors, (vi) increased competition, (vii) technological changes in computer systems and environments, (viii) the ability of the Company to timely develop, introduce and market new products, (ix) the quality control of products sold, (x) changes in demand for the Company's products and services, including any eBusiness and/or next generation product initiatives, (xi) market acceptance of new products and product enhancements, including any eBusiness and/or next generation product offerings, (xii) the Company's successful completion of customer funded development and implementation projects, (xiii) the Company's success in expanding its sales and marketing programs, (xiv) personnel changes including changes in Company management, (xv) changes in the Company's sales organization, (xvi) foreign currency exchange rates, (xvii) the mix of products sold, (xviii) acquisition costs, and (xix) general economic conditions.

New Products; New Markets

In September 1999, the Company announced its eBusiness initiatives which are focused on next generation internet products, applications, portals and web-based solutions for the EAM market. There can be no assurance that the Company's eBusiness offerings will be sold successfully in the business-to-business eBusiness market or if they can achieve market acceptance. The Company's future success in the eBusiness market will depend on its ability to accurately determine the functionality and features required by its customers, as well as the ability to enhance its eBusiness products and deliver them in a timely manner.

The internet market is an emerging market that may undergo rapid technological change. The Company cannot predict the present and future size of the potential market for its eBusiness products and services. The Company may incur substantial costs to enhance and modify its products and services in order to meet the demands of this potential market.

Management and Dependence on Key Personnel

Changes to the Company's business and customer base have placed a strain on management and operations. Previous expansion had resulted in substantial growth in the number of its employees, the scope of its operating and financial systems and the geographic area of its operations, resulting in increased responsibility for management personnel. The Company depends on the service of key personnel to manage the Company's business.

In the future, the Company will be required to improve its financial and management controls, reporting systems and procedures on a timely basis and to expand, train and manage its employee work force. There can be no assurance that the Company will be able to effectively manage its operations. Failure to do so would have a material adverse effect on its business, operating results and financial condition. Competition for qualified sales, technical and other personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain additional highly qualified employees in the future. The Company continues to experience significant changes to its senior management. If the Company were unable to hire and retain personnel, particularly those in key positions, including senior management, its business, operating results and financial condition would be materially adversely affected. The Company's future success also depends in significant part upon the continued service of its key technical, sales and senior management personnel. The loss of the services of one or more of these key employees could have a material adverse effect on its business, operating results and financial condition. Additions of new and departures of existing personnel, particularly in key positions, can be disruptive and have a material adverse effect on the Company's business, operating results and financial condition.

Intense Competition

The Company competes with businesses that are intensely competitive and adaptable to rapidly evolving markets. In order to remain competitive, the Company must continually enhance its baseline software and integration products and develop new products in a timely fashion. Management believes that the principal competitive factors in the Company's businesses will be product performance and functionality, adaptability to new trends driven by technology and customer requirements, cost of internal product development as compared with cost of purchase of products supplied by outside vendors, cost of ongoing maintenance, and time-to-market. Some of the Company's competitors have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than the Company. The Company's success also depends significantly on its ability to develop more advanced products more quickly and less expensively than its existing competitors and potential competitors and to educate potential customers of the benefits of licensing the Company's products rather than developing their own products. The Company's current and future competitors may introduce products with more features, greater functionality and lower prices than the Company's products. These competitors could also bundle existing or new products with other, more established products in order to compete with the Company. In addition, because there are relatively low barriers to entry for the software market, the Company expects additional competition from other established and emerging companies as the EAM market continues to expand. Increased competition is likely to result in price reductions, reduced gross margins and loss of sales volume, any of which could materially and adversely affect the Company's business, operating results, and financial condition. Any material reduction in the price of the Company's products would negatively affect its gross revenues and could have a material adverse effect on its business, operating results, and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and the failure to do so would have a material adverse effect upon the Company's business, operating results, and financial condition.

Possible Decrease in Market Demand

Overall demand for enterprise software may grow more slowly or actually decrease in upcoming quarters and years. This may reflect a saturation of the market for enterprise software as well as deregulation and retrenchment affecting the way companies purchase enterprise software. The Company has reported a decrease in software licensing fees by 33.8% in 2000 as compared to 1999. To the extent that a slowdown in the market for enterprise software market materializes, the Company's business, results of operations and financial condition are likely to be adversely affected.

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

Risks of International Operations

International revenue (from sales outside the United States, Canada and Mexico) accounted for approximately 13%, 16% and 21% of total revenues in 1998, 1999 and 2000, respectively. The Company maintains an operational presence in the United Kingdom, Australia, France, and Japan. In addition, the Company has established sales and support offices in Europe, Australia and Japan, and expects international sales to continue to become a more significant component of its business. International expansion may require the Company to establish additional foreign operations and hire additional personnel. This may require significant management attention and financial resources and could adversely affect the Company's operating margin. To the extent the Company is unable to effect these additions efficiently and in a timely manner, its growth, if any, in international sales will be limited, and its business, operating results and financial condition could be materially and adversely affected. There can be no assurance that the Company will be able to maintain or increase international market demand for its products.

The Company's international business will also involve a number of additional risks, including lack of acceptance of localized products, cultural differences in the conduct of business, longer accounts receivable payment cycles, greater difficulty in accounts receivable collection, seasonality due to the annual slow-down in European business activity during the Company's third fiscal quarter, unexpected changes in regulatory requirements and royalty and withholding taxes that restrict the repatriation of earnings, tariffs and other trade barriers, and the burden of complying with a wide variety of foreign laws. The Company's international sales are generated primarily through its international sales subsidiaries and indirect sales channel partners creating a risk of foreign currency translation gains and losses. To the extent profit is generated or losses are incurred in foreign countries, the Company's effective income tax rate may be materially and adversely affected. In some markets, localization of the Company's products will be essential to achieve market penetration. The Company may incur substantial costs and experience delays in localizing its products, and there can be no assurance that any localized product will ever generate significant revenue. There can be no assurance that any of the factors described herein will not have a material adverse effect on the Company's future international sales and operations and, consequently, its business, operating results and financial condition.

Recent economic fluctuations, particularly in the Asia-Pacific marketplace, have caused a heightened awareness of the impact this portion of the world's economy can have on the overall economy. As the Asia-Pacific market currently represents almost one-third of the world's buying power and approximately 3% of the Company's revenues in 1999 and 2000, changes in this area's economic growth rate may impact suppliers of product into that market. While the actual magnitude of the business at risk is unknown, it is likely that capital spending in this market will continue to fluctuate and thus, the Company's ability to increase revenues in this region may be negatively impacted.

Dependence on Proprietary Technology; Risks of Infringement

The Company's success is heavily dependent upon its proprietary technology. The Company will rely on a combination of the protections provided under applicable copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements, to establish and protect its proprietary rights. As part of its confidentiality procedures, the Company will generally enter into non-disclosure agreements with its employees, distributors and corporate partners, and license agreements with respect to its software, documentation and other proprietary information. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of the Company's products or to reverse engineer or obtain and use information that the Company regards as proprietary, to use the Company's products or technology without authorization, or to develop similar technology independently. Moreover, the laws of certain countries do not protect the Company's proprietary rights to the same extent, as do the laws of the United States. Furthermore, the Company has no patents, and existing copyright laws afford only limited protection. The Company will make source code available for certain of its products and providing such source code may increase the likelihood of misappropriation or other misuses of the Company's intellectual property. Accordingly, there can be no assurance that the Company will be able to protect its proprietary software against unauthorized third party copying or use, which could adversely affect the Company's competitive position.

The Company is not aware that any of its products infringe the proprietary rights of third parties. There can be no assurance, however, that a third party will not assert that the Company's technology violates its patents in the future. As the number of software products in the industry increases and the functionality of these products further overlap, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time consuming and expensive to defend or could require the Company to enter into royalty and licensing agreements. Such royalty or license agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company's business, operating results and financial condition.

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

Dependence on Licensed Technology from Third Parties

Elements of the Company's products are licensed from third parties under license agreements. The loss of the Company's right to use and license such technology could limit the Company's ability to successfully market certain modules or products. While the Company believes that it would be able to either license or develop alternatives to such component technologies, there can be no assurance that the Company would be able to do so, or that such alternatives would achieve market acceptance or be available on a timely basis. Failure to obtain the necessary licenses or to develop needed technologies could have a material adverse effect on the Company's business, operating results and financial condition.

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

Effect of Securities and Exchange Commission ("SEC") Requirements and American Institute of Certified Public Accountants ("AICPA") Statements of Position on the Company's Revenue Recognition

In October 1997, the AICPA issued Statement of Position ("SOP") no. 97-2 "Software Revenue Recognition" which superceded SOP No. 91-1. SOP No. 97-2 was effective for the Company's fiscal year beginning June 1, 1998, as amended by SOP No. 98-4 and SOP No. 98-9, and provides guidance on applying generally accepted accounting principles for software recognition transactions. In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB"), Revenue Recognition in Financial Statements" which provides further revenue recognition guidance. The accounting profession continues to review certain provisions of SOP No. 97-2 and SAB 101 with the objective of providing additional guidance on implementing its provisions. Depending on the outcome of these reviews and the issuance of implementation guidelines and interpretations, the Company may be required to change its revenue recognition policies and business practices, and such changes could have a material adverse impact on the Company's business, results of operations or financial position.

Past and Future Acquisitions

The Company, as well as its predecessor corporations, The Indus Group, Inc. and TSW International, Inc., have made acquisitions in the past. The Company may make additional acquisitions in the future. Acquisitions of companies, divisions of companies or products entail numerous risks, including difficulty in successfully assimilating acquired operations, diversion of management's attention and loss of key employees of acquired companies. Products acquired by The Indus Group, Inc. and TSW International, Inc., in the past, required significant additional development before they could be marketed and some failed to generate any revenue for The Indus Group, Inc. or TSW International, Inc. Any problems related to acquisitions, could have a material adverse effect on the Company's business, operating results and financial condition.

Pending Litigation

Beginning in February 2000, the Company and several of its former officers and/or directors were named as defendants in securities class action cases filed in the United States District Court, Northern District of California. The complaints were brought on behalf of all persons who purchased Indus common stock between October 28, 1999, when the Company issued a press release announcing unaudited financial statements for the third quarter of 1999; through January 27, 2000, when the Company announced its intention to restate those financial statements. In August 2000, all parties to the litigation agreed to a settlement. Under the settlement, defendants' insurance carriers paid $4.3 million. In January 2001, the court granted final approval of the settlement and entered into a judgement dismissing the litigation with prejudice. The Company continues to cooperate with the SEC regarding the restatement.

In June 2000, the Company was served with a demand for arbitration by William Grabske, the Company's former Chief Executive Officer. Mr. Grabske seeks enforcement of a purported Settlement Agreement and Mutual Release. The demand seeks severance pay and reimbursement of expenses of approximately $1.0 million plus interest, options for approximately 20,000 shares of stock in the Company and fees and costs. The Company has asserted counterclaims alleging it was fraudulently induced to enter into the Settlement Agreement and Mutual Release, and setting forth other claims. The parties have agreed to arbitrate their dispute before Judicial Arbitration and Mediation Services, Inc. ("JAMS").

In January 2001, the Company was notified of the filing of a lawsuit by Robert Pocsik, the Company's former Chief Administrative Officer. The complaint alleges breach of implied contract and of the covenant of good faith and fair dealing, and defamation. The complaint appears to allege that plaintiff was wrongfully terminated; and that unnamed representatives of the Company gave unnamed persons, on unspecific occasions, false reasons for the termination. The complaint does not allege an amount of damages, other than that the damages exceed $25,000. If the complaint is served the Company intends to vigorously contest plaintiff's claims, and to assert counterclaims.

From time to time, the Company is involved in other legal proceedings incidental to the conduct of its business. While the outcome of these claims cannot be predicted with certainty, the Company does not believe that such matters, individually or in the aggregate, to which it is currently a party are likely to have a material adverse effect on the results of operations or financial condition.

The Company intends to defend itself vigorously in these actions. However, any settlement or judgment may have a material adverse effect on the Company's results of operations in the period in which such settlement or judgment is paid or payment becomes probable.

ITEM 2. PROPERTIES

Certain information concerning the Company's office space at December 31, 2000 is set forth below:
Location	Principal use	Square Footage	Ownership Interest
Domestic Offices:
Atlanta, GA	Regional Operations, Research and Development, Sales and Marketing, Operations	107,200	Lease
San Francisco, CA	Corporate Headquarters, Research and Development, Sales and Marketing, Operations	95,323	Lease
Pittsburgh, PA	Regional Operations	30,821	Lease
Dallas, TX	Regional Operations	9,041	Lease
Lake Oswego, OR	Regional Operations	5,507	Lease
Irvine, CA	Regional Operations	2,502	Lease

International Offices:
Woking, Surrey, United Kingdom	Regional Operations	10,300	Lease
Brisbane, Australia	Regional Operations	6,695	Lease
Paris, France	Regional Operations	6,660	Lease
Toronto, Canada	Regional Operations	7,977	Lease

Management is currently and will continue to evaluate additional leased facilities to accommodate the anticipated growth in operations for 2001. The Company owns substantially all of the equipment used in its facilities.

ITEM 3. LEGAL PROCEEDINGS

Beginning in February 2000, the Company and several of its former officers and/or directors were named as defendants in securities class action cases filed in the United States District Court, Northern District of California. The complaints were brought on behalf of all persons who purchased Indus common stock between October 28, 1999, when the Company issued a press release announcing unaudited financial statements for the third quarter of 1999; through January 27, 2000, when the Company announced its intention to restate those financial statements. In August 2000, all parties to the litigation agreed to a settlement. Under the settlement, defendants' insurance carriers paid $4.3 million. In January 2001, the Court granted final approval of the settlement and entered into a judgement dismissing the litigation with prejudice. The Company continues to cooperate with the SEC regarding the restatement.

In June 2000, the Company was served with a demand for arbitration by William Grabske, the Company's former Chief Executive Officer. Mr. Grabske seeks enforcement of a purported Settlement Agreement and Mutual Release. The demand seeks severance pay and reimbursement of expenses of approximately $1.0 million plus interest, options for approximately 20,000 shares of stock in the Company and fees and costs. The Company has asserted counterclaims alleging it was fraudulently induced to enter into the Settlement Agreement and Mutual Release, and setting forth other claims. The parties have agreed to arbitrate their dispute before JAMS.

In January 2001, the Company was notified of the filing of a lawsuit by Robert Pocsik, the Company's former Chief Administrative Officer. The complaint alleges breach of implied contract and of the covenant of good faith and fair dealing, and defamation. The complaint appears to allege that plaintiff was wrongfully terminated; and that unnamed representatives of the Company gave unnamed persons, on unspecific occasions, false reasons for the termination. The complaint does not allege an amount of damages, other than that the damages exceed $25,000. If the complaint is served the Company intends to vigorously contest plaintiff's claims, and to assert counterclaims.

From time to time, the Company is involved in other legal proceedings incidental to the conduct of its business. While the outcome of these claims cannot be predicted with certainty, the Company does not believe that such matters, individually or in the aggregate, to which it is currently a party are likely to have a material adverse effect on the results of operations or financial condition.

The Company intends to defend itself vigorously in these actions. However, any settlement or judgment may have a material adverse effect on the Company's results of operations in the period in which the such settlement or judgment is paid or payment becomes probable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 2000.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock, $.001 par value, is traded on the Nasdaq National Market under the symbol "IINT". The table sets forth the high and low closing prices of the Company's common stock for the periods indicated.

	High	Low
Year ended December 31, 1999
First Quarter	$6-5/8	$3-1/4
Second Quarter	5-1/2	3-27/32
Third Quarter	5-1/2	4-1/8
Fourth Quarter	12-3/16	5-1/16
Year ended December 31, 2000
First Quarter	$13-5/8	$5-5/16
Second Quarter	9-5/16	5-1/2
Third Quarter	9-5/16	3-17/32
Fourth Quarter	6-1/1	1-1/2

The Company anticipates that any future earnings will be retained to finance the continuing development of its business. The Company has not declared or paid any cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.

On July 15, 1999, the Company's Board of Directors approved a stock repurchase program for up to 2,000,000 shares of the Company's outstanding common stock. The Company is authorized to use available cash to buy back its shares in open market transactions from time to time, subject to price and market conditions. No purchases were made in 2000. As of December 31, 2000, the Company held, as treasury stock, 435,500 shares that had been repurchased at a cost of $2.2 million under the program.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data of the Company is qualified by reference to and should be read in conjunction with the consolidated financial statements and notes thereto and other financial information included elsewhere herein. During 1997, The Indus Group, Inc. entered into an Agreement and Plan of Merger and Reorganization with TSW International, Inc. The merger was consummated on August 25, 1997 and was accounted for as a pooling of interests. All financial information was restated to reflect the combined operations of The Indus Group, Inc. and TSW International, Inc. The summary consolidated balance sheet data as of December 31, 1999 and 2000 and summary consolidated statements of operations data for the years ended December 31, 1998, 1999, and 2000 are derived from and qualified by reference to the audited consolidated financial statements of the Company which are included elsewhere herein. The summary consolidated balance sheet data as of December 31, 1996, 1997 and 1998 and the summary consolidated statement of operations for the years ended December 31, 1996 and 1997 are derived from the audited consolidated financial statements of the Company which are not included herein.

                                                                   Years Ended December 31,
                                                      -------------------------------------------------
                                                          1996      1997      1998      1999      2000
                                                      --------- --------- --------- --------- ---------
                                                              (in thousands, except per share data)
Statement of operations data:
Revenues:
   Software licensing fees...........................  $43,060   $55,958   $55,546   $19,071   $12,622
   Services and maintenance .........................   97,515   119,382   138,956   158,160   131,956
   Other revenue ....................................    2,463     1,694       975     1,274     1,111
                                                      --------- --------- --------- --------- ---------
     Total revenues .................................  143,038   177,034   195,477   178,505   145,689
Cost of revenues (1).................................   63,738    78,575   103,517    98,050    90,880
                                                      --------- --------- --------- --------- ---------
Gross margin ........................................   79,300    98,459    91,960    80,455    54,809
                                                      --------- --------- --------- --------- ---------
Operating expenses:
   Research and  development ........................   23,265    27,664    30,372    33,801    51,607
   Sales and marketing ..............................   26,523    33,568    31,517    31,667    49,348
   General and administrative .......................   14,951    14,991    15,270    18,145    20,944
   Merger and restructuring expenses ................      --     12,083       --        --      2,063
                                                      --------- --------- --------- --------- ---------
     Total operating expenses .......................   64,739    88,306    77,159    83,613   123,962
                                                      --------- --------- --------- --------- ---------
Income (loss) from operations .......................   14,561    10,153    14,801    (3,158)  (69,153)
Gain on sale of investment in TenFold Corporation  ..      --        --        --     38,170       --
Other income (expense) net ..........................   (1,887)   (1,968)     (936)    3,120     3,712
                                                      --------- --------- --------- --------- ---------
Income (loss) before taxes ..........................   12,674     8,185    13,865    38,132   (65,441)
Provision (credit)  for income taxes ................    6,849     6,408       450    14,295    (6,666)
Cumulative effect of deferred income taxes
   provided upon conversion by Indus to C
   Corporation (2) ..................................    6,700       --        --        --        --
                                                      --------- --------- --------- --------- ---------
Income (loss) before extraordinary item .............     (875)    1,777    13,415    23,837   (58,775)
Extraordinary item ..................................      --       (787)      --        --        --
                                                      --------- --------- --------- --------- ---------
Net Income (loss) ...................................    ($875)     $990   $13,415   $23,837  ($58,775)
                                                      ========= ========= ========= ========= =========
Pro forma statement of operations as adjusted:
   Income  before income taxes ......................  $12,674
   Provision  for income taxes (federal, state
      and foreign) (2) ..............................    6,849
                                                      ---------
   Pro forma net income  ............................   $5,825
                                                      =========
Income (loss) per share (computed on pro forma
   net income (loss) in 1996 - basic (3) )...........    $0.22     $0.03     $0.44     $0.74    ($1.72)
                                                      ========= ========= ========= ========= =========
Shares used in computing per share data .............   25,976    28,574    30,717    32,109    34,248
                                                      ========= ========= ========= ========= =========

                                                                          December 31,
                                                      -------------------------------------------------
                                                          1996      1997      1998      1999      2000
                                                      --------- --------- --------- --------- ---------
                                                                          (in thousands)
Balance sheet data:
Working capital .....................................  $43,064   $37,238   $58,609   $95,872   $43,466
Total assets ........................................  117,855   136,725   150,785   168,901   140,732
Short-term debt .....................................   16,951    29,054    21,005       301        71
Long-term debt ......................................    2,126     1,105       257       163        71
Subordinated long-term notes ........................   18,065      --        --        --        --
TSW redeemable preferred stock ......................   18,100      --        --        --        --
Total stockholders' equity ..........................   20,666    70,230    86,075   118,352    68,957

(1) Includes a $6.8 million writedown of third party software available for sale in 2000.

(2) Prior to January 1, 1996, The Indus Group, Inc. was not subject to federal corporate income taxation because of its election to be taxed under the provisions of Subchapter S of the Code. Pro forma net income for 1996 reflects the elimination of a nonrecurring charge for the cumulative effect of deferred income taxes incurred in the first quarter of 1996 in connection with the termination of The Indus Group's S Corporation status. See Note 1 to the Consolidated Financial Statements.

(3) After $0.03 per share loss from extraordinary item in 1997. Fully diluted per share amounts differ in 1996 ($0.20), 1998 ($0.38) and 1999 ($0.68).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The Company has experienced, and may in the future experience, significant fluctuations in revenues and operating results. The Company's revenues and operating results in general, and in particular its revenues from new licenses, are relatively difficult to forecast for a number of reasons, including: (i) the relatively long sales cycles for the Company's products, (ii) the variable size and timing of individual license transactions, (iii) changes in demand for the Company's products and services, (iv) competitive conditions in the industry, (v) changes in customer budgets, (vi) the timing of the introduction of new products or product enhancements by the Company or its competitors, (vii) the Company's success in and costs associated with developing and introducing new products, (viii) product life cycles, (ix) changes in the proportion of revenues attributable to license fees versus services, (x) the percentage of license fees attributable to third party software, (xi) changes in the level of operating expenses, (xii) delay or deferral of customer implementations of the Company's software, (xiii) software defects and other product quality problems, and (xiv) effect of SEC requirements and AICPA Statements of Position on the Company's revenue recognition, (xv) other economic conditions generally or in specific industry segments. Further, the purchase of the Company's products generally involves a significant commitment of capital, with the attendant delays frequently associated with large capital expenditures and authorization procedures within large organizations. For these and other reasons, the sales cycles for the Company's products are typically lengthy and subject to a number of significant risks over which the Company has little or no control, including customers' budget constraints and internal authorization reviews. In addition, delays in the completion of a product implementation may require that the revenues associated with such implementation be recognized over a longer period than originally anticipated. Such delays in the implementation or execution of orders have caused, and may in the future cause, material fluctuations in the Company's operating results. Similarly, customers may cancel implementation projects at any time without penalty, and such cancellation could have a material adverse effect on the Company's business or results of operations. Because the Company's expenses are relatively fixed, a small variation in the timing of recognition of specific revenues can cause significant variations in operating results and may in some future period result in losses or have a material and adverse effect on the Company's business or results of operations.

RESULTS OF OPERATIONS

Operating Results

The following table sets forth for the periods indicated the percentage of total revenues represented by certain line items in the Company's statements of operations:

                                                   Percentage of Total Revenues
                                                     Years Ended December 31,
                                                --------------------------------
Statement of Operations Data:                        1998       1999       2000
                                                ---------- ---------- ----------
Revenues:
   Software licensing fees ....................      28.4%      10.7%       8.7%
   Services, and maintenance and other ........      71.6%      89.3%      91.3%
                                                ---------- ---------- ----------
     Total revenues ...........................     100.0%     100.0%     100.0%
Cost of revenues (including $6,838 writedown of
   third party software held for sale in 2000).      53.0%      54.9%      62.4%
                                                ---------- ---------- ----------
Gross margin ..................................      47.0%      45.1%      37.6%
                                                ---------- ---------- ----------
Operating expenses:
   Research and development ...................      15.5%      18.9%      35.4%
   Sales and marketing ........................      16.1%      17.7%      33.9%
   General and administrative .................       7.8%      10.2%      14.4%
   Restructuring expenses .....................      --         --          1.4%
                                                ---------- ---------- ----------
     Total operating expenses .................      39.4%      46.8%      85.1%
                                                ---------- ---------- ----------
Income (loss) from operations .................       7.6%     (1.7%)    (47.5%)
Gain on sale of investment in TenFold
  Corporation..................................      --         21.4%      --
Other income (expense) net ....................     (0.5%)       1.7%       2.5%
                                                ---------- ---------- ----------
Income (loss) before income taxes .............       7.1%    (21.4%)    (45.0%)
Provision (credit) for income taxes ...........       0.2%       8.0%     (4.6%)
                                                ---------- ---------- ----------
Net income (loss)..............................       6.9%      13.4%    (40.4%)
                                                ========== ========== ==========

Revenues. The Company's revenues are derived from software licensing fees and from services, which include implementation and training services and maintenance fees. Total revenues decreased 8.7% from $195.5 million in 1998 to $178.5 million in 1999, and further decreased 18.4% to $145.7 million in 2000. The decrease in total revenue in 1999 was largely attributable to the decrease in license fees, which was partially offset by an increase in service revenues, due to lower than anticipated licensing agreements with new and existing customers. The decrease in license revenues in 2000 is a result of a change in the nature (e.g. increase in elements that are to be delivered in the future) of agreements executed, which resulted in an increase in revenue deferred. The decrease in service and support revenue in 2000 is a result of the fact that the majority of new license agreements were executed in the last six months of the year. Revenue from international customers (from sales outside the United States, Canada and Mexico) accounted for 13%, 16% and 21% of revenues for 1998, 1999, and 2000, respectively. As most of the Company's existing contracts are denominated in U.S. dollars, foreign currency fluctuations have not significantly impacted the results of operations.

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

Cost of revenues decreased 5.3% from $103.5 million in 1998 to $98.1 million in 1999 and decreased 7.3% to $90.9 million in 2000. As a percent of total revenue, cost of revenues was 53.0%, 54.9%, and 62.4% for 1998, 1999, and 2000, respectively. The 1999 and 2000 decrease in absolute dollars in cost of revenues was due principally to the decrease in revenues. However, the increase in cost of revenues in 2000, as a percent of revenues, was attributable to a $6.8 million writedown of third party software available for sale.

Research and Development (R&D). Research and development expenses consist primarily of: (i) personnel and related costs and, (ii) third party consultant fees directly attributable to the development of new software application products, enhancements to existing products and the porting of Indus' products to different platforms.

Research and development expenses increased 11.3% from $30.4 million in 1998 to $33.8 million in 1999 and 52.7% to $51.6 million in 2000, and represented 15.5%, 18.9%, and 35.4%, respectively, of total revenues in those years. The increase in research and development expenses reflects the Company's investment in its incubator for web strategies, products and services-including the development of eLearning, eComerce and Application Service Provider (ASP) Solutions. The Company believes that a significant level of investment in R&D is essential to remain competitive.

Sales and Marketing. Sales and marketing expenses include personnel costs, sales commissions, and the costs of advertising, public relations and participation in industry conferences and trade shows. Sales and marketing expenses increased 0.5% from $31.5 million in 1998 to $31.7 million in 1999 and increased 55.8% to $49.3 million in 2000. As a percent of total revenues, sales and marketing expenses were 16.1%, 17.7%, and 33.9% for 1998, 1999, and 2000, respectively. The increase in sales and marketing expense in each year related primarily to expansion of the sales and marketing staff, and advertising and promotional costs for strategic alliance programs and eBusiness initiatives.

General and Administrative. General and administrative expenses include the costs of finance, human resources and administrative operations. General and administrative expenses increased 18.8% from $15.3 million in 1998 to $18.1 million in 1999 and increased 15.4% to $20.9 million in 2000. These expenses represented 7.8%, 10.3%, and 14.4% of total revenues in those years, respectively. General and administrative expenses increased as a percentage of total revenues from 1999 to 2000 due to the decrease in revenue, the relatively fixed nature of some portions of general and administrative expenses, changes in management personnel, and the write down of $0.6 million related to an impaired acquired intangible asset.

Restructuring Expenses. In 2000, the Company recorded $2.1 million in restructuring costs related to relocation of certain administrative functions from San Francisco, California to Atlanta, Georgia. The relocation was approved by the Board of Directors in July 2000. The restructuring expenses include costs of $0.8 million for severance pay for approximately 50 affected employees, and $1.3 million for lease termination costs associated with reducing leased space in San Francisco. As of December 31, 2000 approximately $0.5 million of the $2.1 million had been paid. The Company anticipates paying the remaining balance in the first and second quarters of 2001 and will incur additional period costs of approximately $0.4 million related to the relocation during the same period.

Gain on Sale of Investment in TenFold Corporation. In March 1997, Indus Group, Inc. acquired a 10% interest in TenFold Corporation, a private software company for approximately $8 million in cash. In May 1999, the Company sold its interest in TenFold Corporation, which resulted in a $38.2 million gain.

Interest Income and Interest Expense. In 1999 net interest income was $3.2 million. The change from net interest expense of $1.0 million in 1998 to net interest income of $3.2 million in 1999 was due to reductions in the Company's borrowings and increases in the Company's cash and marketable securities. Net interest income increased 19% from $3.2 million in 1999 to $3.7 million in 2000 resulting from an increase in the average monthly cash balances for 2000 as compared to 1999.

Provision for Income Taxes. The provision for income taxes of $0.5 million in 1998 and $14.3 million in 1999 include federal, state and foreign income taxes, and reflect the tax benefits of the utilization of net operating loss carryovers and other tax credits. The income tax credit of $6.7 million in 2000 relates principally to refundable federal income taxes previously paid as a result of net operating loss carrybacks. As of December 31, 2000, the Company has foreign net operating loss carryforwards of approximately $19.6 million which can be carried forward indefinitely. The Company also has foreign tax credits of approximately $0.9 million which will expire in the years 2001 through 2004 if not utilized. Financial Accounting Standards Board Statement No. 109 provides for the recognition of deferred tax assets if realization of the assets is more likely than not. Based upon the weight of available evidence, which includes historical supporting performance and the reported cumulative net losses for the most recent three years, the Company has provided a full valuation allowance against its net deferred tax asset at December 31, 2000.

Net Income (Loss). The Company reported a net income of $13.4 million in 1998, net income of $23.8 million in 1999, and net loss of $58.8 million in 2000. The net loss in 2000, as compared to net income in 1999, is due to the $38.2 million gain on sale of its investment in TenFold Corporation in May 1999, reduced revenues in 2000, and an increase in operating expenses of $40.0 million. The increase in net income in 1999, as compared to 1998, resulted from the $38.2 million gain on sale of its investment in TenFold Corporation in 1999, partially offset by a reduction in revenues.

Liquidity and Capital Resources

Cash provided by (used in) operations was $24.0 million, $18.8 million and ($22.4) million in 1998, 1999 and 2000, respectively. Investing activities, consisting primarily of the purchase and sale of marketable securities, the acquisition of investments and intangible assets, proceeds from sale of investment in TenFold, and the acquisition of property and equipment, used cash of $5.8 million, $9.1 million, and provided cash of $34.5 million, in 1998, 1999 and 2000, respectively. Financing activities in 1998 used $5.7 million primarily due to repayments under the Company's line of credit. Financing activities in 1999 used $16.7 million primarily due to purchase of treasury stock, and repayment of the Company's line of credit, partially offset by proceeds from exercises of stock options. Financing activities in 2000 provided $9.0 million, primarily due to the exercise of stock options and the sale of common stock under the employees stock purchase plan.

As of December 31, 2000, the Company's principal sources of liquidity consisted of approximately $55.1 million in cash, cash equivalents and marketable securities, and an unsecured revolving bank line of credit of $15.0 million. The revolving credit facility expires July 31, 2001. Borrowings under the line of credit bear interest at the LIBOR rate plus 1.00%. At December 31, 2000, $2.5 million in standby letters of credit were outstanding under the bank line of credit.

Cash requirements are expected to continue to increase in order to fund: (i) personnel and salary costs, (ii) research and development costs, myindus.com and related development costs, (iii) investment in additional computer equipment, and facilities, and (iv) working capital requirements.

The Company's principal commitments at December 31, 2000 consisted of obligations under operating and capital leases for facilities and computer equipment.

In September 1998, the Company purchased the right, title and interest to the intellectual property related to radiological recording and tracking software called Total Exposure for $469,000 which was fully amortized at December 31, 2000.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company's cash flow can be exposed to market risks primarily in the form of changes in interest rates in its short term borrowings available under its revolving bank line of credit as well as its investments in certain available-for-sale securities. The Company's cash management and investment policies restrict investments to highly liquid, low risk debt instruments. The Company currently does not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move (decrease in) interest rates along the entire interest rate yield curve would adversely affect the net fair value of all interest sensitive financial instruments by approximately $0.6 million at December 31, 2000.

We provide our services to customers primarily in the United States and, to some extent, in Europe, Asia Pacific and elsewhere throughout the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Sales are primarily made in U.S. Dollars; however, as we continue to expand our operations, more of our contracts may be denominated in Australian Dollars, British Pounds, Euros and Japanese Yen. A strengthening of the U.S. Dollar could make our products less competitive in foreign markets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDUS INTERNATIONAL, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Indus International, Inc.

We have audited the accompanying consolidated balance sheets of Indus International, Inc. as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Indus International, Inc. as of December 31, 1999 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

San Francisco, California
January 30, 2001

INDUS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                               December 31,
                                                          ----------------------
                                                               1999        2000
                                                          ----------  ----------
ASSETS

Current assets:
   Cash and cash equivalents ............................   $16,345     $37,535
   Marketable securities ................................    64,427      17,572
   Billed accounts receivable, net of allowance for
    doubtful accounts of $3,991 and $5,379 at
    December 31, 1999 and 2000, respectively ............    35,432      33,835
   Unbilled accounts receivable .........................    13,735      13,039
   Income tax  receivable ...............................       --        5,983
   Deferred tax assets ..................................     9,512         --
   Other current assets .................................     6,807       7,206
                                                          ----------  ----------
     Total current assets ...............................   146,258     115,170
Property and equipment, net .............................    16,092      22,233
Investments and intangible assets, net ..................     1,894         386
Employee notes receivable ...............................       187          24
Other assets ............................................     4,470       2,919
                                                          ----------  ----------
                                                           $168,901    $140,732
                                                          ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable .....................................    $5,532      $5,867
   Other accrued liabilities ............................    20,190      24,581
   Current portion of obligations under capital leases ..       301          71
   Deferred revenue .....................................    24,363      41,185
                                                          ----------  ----------
     Total current liabilities ..........................    50,386      71,704

Obligations under capital leases and other liabilities ..       163          71

Commitments and contingencies ...........................

Stockholders' equity:
   Preferred stock ......................................       --          --
   Common stock .........................................        33          35
   Additional paid-in capital ...........................   112,473     121,313
   Treasury stock........................................    (2,181)     (2,181)
   Note receivable from stockholder......................      (548)        (24)
   Deferred compensation.................................      (152)       (104)
   Retained earnings (accumulated deficit)...............    10,564     (48,211)
   Accumulated other comprehensive loss .................    (1,837)     (1,871)
                                                          ----------  ----------
     Total stockholders' equity .........................   118,352      68,957
                                                          ----------  ----------
                                                           $168,901    $140,732
                                                          ==========  ==========

See accompanying notes.

INDUS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

                                                     Years Ended December 31,
                                                --------------------------------
                                                     1998       1999       2000
                                                ---------- ---------- ----------
Revenues:
   Software licensing fees ....................   $55,546    $19,071    $12,622
   Services and maintenance ...................   138,956    158,160    131,956
   Other revenue ..............................       975      1,274      1,111
                                                ---------- ---------- ----------
     Total revenues ...........................   195,477    178,505    145,689
Cost of revenues (including $6,838 writedown of
   third party software held for sale in 2000).   103,517     98,050     90,880
                                                ---------- ---------- ----------
Gross margin ..................................    91,960     80,455     54,809
                                                ---------- ---------- ----------
Operating expenses:
   Research and development ...................    30,372     33,801     51,607
   Sales and marketing ........................    31,517     31,667     49,348
   General and administrative .................    15,270     18,145     20,944
   Restructuring expenses .....................      --         --        2,063
                                                ---------- ---------- ----------
     Total operating expenses .................    77,159     83,613    123,962
                                                ---------- ---------- ----------
Income (loss) from operations .................    14,801     (3,158)   (69,153)
Gain on sale of investment in TenFold
  Corporation..................................      --       38,170      --
Interest and other income .....................     1,118      3,523      3,784
Interest expense ..............................    (2,054)      (403)       (72)
                                                ---------- ---------- ----------
Income (loss) before income taxes .............    13,865     38,132    (65,441)
Provision (credit) for income taxes ...........       450     14,295     (6,666)
                                                ---------- ---------- ----------
Net income (loss)..............................   $13,415    $23,837   ($58,775)
                                                ========== ========== ==========

Net income (loss) per share:
Basic..........................................     $0.44      $0.74     ($1.72)
                                                ========== ========== ==========
Diluted........................................     $0.38      $0.68     ($1.72)
                                                ========== ========== ==========
Shares used in computing per share data
   Basic ......................................    30,717     32,109     34,248
   Diluted ....................................    35,263     35,274     34,248

See accompanying notes.

INDUS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands)

                                                                                                      Accumu-
                                                                                   Deferred Retained   lated
                                                                                   Compen-  Earnings   Other    Total
                                                 Common Stock   Additional          sation  (Accumu-  Compre-   Stock-
                                              -----------------  Paid-In  Treasury   and      lated   hensive  holders'
                                               Shares   Amount   Capital   Stock    Other   Deficit)    Loss    Equity
                                              -------- -------- --------- -------- -------- --------- -------- --------
Balance at December 31, 1997 ................  29,936      $29   $98,608     $ --    ($262) ($26,688) ($1,457) $70,230
  Exercise of stock options .................   1,507        2     2,750       --       --       --        --    2,752
  Tax benefit from exercise of stock options     --         --       294       --       --       --        --      294
  Sale of common stock under ESPP ...........     174        1       970       --       --       --        --      971
  Note receivable from stockholder...........    --         --       --        --     (492)      --        --     (492)
  Amortization of deferred compensation .....    --         --       --        --       14       --        --       14
  Net income ................................    --         --       --        --       --    13,415       --   13,415
  Unrealized loss on marketable securities ..    --         --       --        --       --       --        (6)      (6)
  Foreign currency translation ..............    --         --       --        --       --       --    (1,103)  (1,103)
                                                                                                               --------
  Comprehensive income ......................    --         --       --        --       --       --        --   12,306
                                              -------- -------- --------- -------- -------- --------- -------- --------
Balance at December 31, 1998 ................  31,617       32   102,622       --     (740)  (13,273)  (2,566)  86,075
  Exercise of stock options .................   1,619        1     5,658       --       --       --        --    5,659
  Tax benefit from exercise of stock options     --         --     3,471       --       --       --        --    3,471
  Sale of common stock under ESPP ...........     191 -     --       722       --       --       --        --      722
  Note receivable from stockholder ..........    --         --       --        --      (56)      --        --      (56)
  Purchase of treasury stock ................    (435)      --       --    (2,181)      --       --        --   (2,181)
  Amortization of deferred compensation .....    --         --       --        --       96       --        --       96
  Net income ................................    --         --       --        --       --    23,837       --   23,837
  Unrealized loss on marketable securities ..    --        --        --        --       --       --        (8)      (8)
  Foreign currency translation ..............    --         --       --        --       --       --       737      737
                                                                                                               --------
  Comprehensive income ......................    --         --       --        --       --       --        --   24,566
                                              -------- -------- --------- -------- -------- --------- -------- --------
Balance at December 31, 1999 ................  32,992       33   112,473   (2,181)    (700)   10,564   (1,837) 118,352
  Exercise of stock options .................   1,485        2     7,899      --        --       --        --    7,901
  Sale of common stock under ESPP ...........     218      --        941      --        --       --        --      941
  Notes receivable from stockholders ........    --        --        --       --       524       --        --      524
  Amortization of deferred compensation......    --        --        --       --        48       --        --       48
  Net loss...................................    --        --        --       --        --   (58,775)      --  (58,775)
  Foreign currency translation ..............    --        --        --       --        --       --       (34)     (34)
                                                                                                               --------
  Comprehensive loss ........................    --        --        --       --        --       --        --  (58,809)
                                              -------- -------- --------- -------- -------- --------- -------- --------
Balance at December 31, 2000 ................  34,695      $35  $121,313  ($2,181)   ($128) ($48,211) ($1,871) $68,957
                                              ======== ======== ========= ======== ======== ========= ======== ========

See accompanying notes.

INDUS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                              Years Ended December 31,
                                                                          -----------------------------
                                                                              1998      1999      2000
                                                                          --------- --------- ---------
Cash flows from operating activities:
Net income (loss)........................................................  $13,415   $23,837  ($58,775)
Adjustments to reconcile net income
   to net cash used in operating activities:
   Depreciation and amortization ........................................    7,922     7,677     8,472
   Provision for doubtful accounts ......................................    1,604       413     1,388
   Amortization of deferred compensation ................................       14        96        48
   Loss on sale of fixed assets .........................................      (24)    --        --
   Tax benefit from exercise of stock options ...........................      294     3,471     --
   Gain on sale of investment in TenFold Corporation.....................      --    (38,170)    --
   Changes in operating assets and liabilities:
     Billed accounts receivable .........................................  (14,951)   21,076       209
     Unbilled accounts receivable .......................................    8,875     7,739       696
     Income tax  receivable .............................................      --      --       (5,983)
     Other current assets ...............................................      256    (4,576)     (399)
     Other assets .......................................................      (43)     (726)    1,434
     Employee notes receivable ..........................................       94       135       163
     Accounts payable ...................................................    1,052    (3,950)      335
     Deferred income taxes ..............................................     (419)   (9,513)    9,512
     Income taxes payable ...............................................      --      2,361     --
     Other accrued liabilities ..........................................    2,653     1,108     4,391
     Deferred revenue ...................................................    3,826     7,118    16,822
     Foreign currency translation adjustment ............................   (1,103)      737       (34)
     Other ..............................................................      547        (8)     (642)
                                                                          --------- --------- ---------
     Net cash (used in) provided by operating activities.................   24,012    18,825   (22,363)
                                                                          --------- --------- ---------
Cash flows from investing activities:
Purchase of marketable securities .......................................   (8,612) (471,555) (361,567)
Sale of marketable securities ...........................................    9,796   422,724   408,422
Proceeds from sale of investment in TenFold .............................      --     46,178     --
Purchase of investments and intangible assets............................     (628)      --      --
Acquisition of property and equipment ...................................   (6,418)   (6,402)  (12,346)
Other....................................................................       18       --      --
                                                                          --------- --------- ---------
Net cash (used in) provided by investing activities......................   (5,844)   (9,055)   34,509
                                                                          --------- --------- ---------
Cash flows from financing activities:
Net repayment of line of credit .........................................   (7,000)  (19,650)    --
Net repayment of capital leases/notes payable............................   (1,897)   (1,148)     (322)
Net proceeds from issuance of common stock ..............................    3,231     6,381     8,842
Note receivable from stockholder.........................................     --         (56)      524
Purchase of treasury stock...............................................     --      (2,181)    --
                                                                          --------- --------- ---------
Net cash (used in) provided by financing activities......................   (5,666)  (16,654)    9,044
                                                                          --------- --------- ---------
Net increase/(decrease) in cash and cash equivalents.....................   12,502    (6,884)   21,190
Cash and cash equivalents at beginning of period.........................   10,727    23,229    16,345
                                                                          --------- --------- ---------
Cash and cash equivalents at end of period ..............................  $23,229   $16,345   $37,535
                                                                          ========= ========= =========
Supplemental disclosures of cash flow information:
Interest paid ...........................................................   $1,245      $403       $72
                                                                          ========= ========= =========
Income taxes paid .......................................................     $735   $15,812      $729
                                                                          ========= ========= =========
Supplemental schedule of noncash, investing
  and financing activities:
Issuance of common stock in exchange for stockholder note receivable.....     $492      $548     --
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

Restructuring Expenses

In 2000, the Company recorded $2.1 million in restructuring costs related to relocation of certain administrative functions from San Francisco, California to Atlanta, Georgia. This relocation was approved by the Board of Directors in July 2000 and includes costs of approximately $0.8 million for severance pay for approximately 50 employees affected, and approximately $1.3 million for lease termination costs associated with reducing leased space in San Francisco. As of December 31, 2000 approximately $0.5 million of the $2.1 million was paid. The Company anticipates paying the remaining balance in the first and second quarters of 2001.

Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Indus International, Inc. and its subsidiaries (collectively, the Company). All significant intercompany balances and transactions have been eliminated

Revenue Recognition

The Company provides its software to customers under contracts which provide for both software license fees and system implementation services. The revenues from software license fees are recognized in accordance with AICPA Statements of Position 97-2, 98-4, and 98-9 relating to software revenue recognition, when persuasive evidence of arrangement exists, delivery has occurred, the license fee is fixed or determinable, and collection is probable. Revenues from system implementation services, which generally are time and material based, are recognized as direct costs are incurred. When software is licensed through indirect sales channels, licensing fees are recognized as revenue when the software is sold by the reseller to an end user customer and the criteria described above have been met.

Revenue is recognized using contract accounting for arrangements involving customization or modification of the software or where software services are considered essential to the functionality of the software. Revenue from these software arrangements is recognized using the percentage-of- completion method with progress-to-completion measured using labor cost inputs. For arrangements that include rights to multiple software products and/or services, the total arrangement fee is allocated to each of the elements using the residual method, under which revenue applicable to the undelivered elements is deferred based on vendor specific objective evidence of fair value and the residual amount of revenue is allocated to the delivered elements.

Revenue applicable to maintenance and support services is recognized ratably over the support period.

Unbilled accounts receivable represent amounts related to revenue which has been recorded either as deferred revenue or earned revenue but which has not been billed. Generally, unbilled amounts are billed within 60 to 90 days of the sale of product or performance of services.

Deferred revenue represents primarily unearned maintenance and support fees and unearned license fees for which future performance obligations remain.

Foreign Currency Translation

The functional currencies of the Company's foreign subsidiaries are their respective local currencies. The financial statements of foreign subsidiaries have been translated into U.S. dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the translation of the accounts of the Company's foreign subsidiaries have been reported in other comprehensive income.

Concentration of Credit Risk

Financial instruments that the Company is subject to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and trade accounts receivable. The Company invests excess cash primarily in money market funds and commercial paper, which are highly liquid securities that bear minimal risk. In addition, the Company has investment policies and procedures that are reviewed periodically to minimize credit risk.

The Company's customers are generally large companies in the utilities and energy industries, process, discreet and consumer packaged goods companies, as well as industrial manufacturing and the public sector. The Company performs ongoing credit evaluations and generally does not require collateral. In addition, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited.

The Company added approximately $2.1 million in 1998, $2.5 million in 1999 and $3.1 million in 2000 to its allowance for doubtful accounts through charges to operations. Total write-offs of uncollectible amounts were $0.5 million in 1998, $2.1 million in 1999 and $1.7 million in 2000.

One customer accounted for 12.2% and 13.2% of the Company's total revenues in 2000 and 1999, respectively. No single customer accounted for 10% or more of Company's total revenues in 1998.

Cash Equivalents and Marketable Securities

The Company considers all non-auctionable highly liquid, low risk debt instruments with a maturity of three months or less from the date of purchase to be cash equivalents. The Company generally invests its cash and cash equivalents in money market funds, and commercial paper and corporate notes.

The Company presently classifies all marketable securities as available-for-sale investments and carries them at fair market value. Unrealized holding gains and losses, net of taxes, are included in accumulated other comprehensive income (loss) within stockholders' equity.

Restricted Cash

Restricted cash of approximately $325,000, included in other current assets, primarily consists of a certificate of deposit, which earns interest at approximately 6% per annum and has a maturity date of less than 12 months. This certificate of deposit is principally used as security for a letter of credit.

Property and Equipment

Property and equipment is stated at cost. Equipment under capital leases is stated at lower of fair market value or the present value of the minimum lease payments at the inception of the lease.

Depreciation on office and computer equipment and furniture is computed using the straight-line method over estimated useful lives of four to seven years. Leasehold improvements are amortized using the straight- line method over the shorter of the related lease term or their estimated useful lives. Software for internal use are amortized using the straight-line method over estimated useful lives of four to five years.

Software Development Costs

The Company accounts for software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, whereby costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs are capitalized. Technological feasibility is established upon completion of a working model. Through December 31, 2000, software development costs incurred subsequent to the establishment of technological feasibility have not been significant, and all software development costs have been charged to research and development expense in the accompanying consolidated statements of operations.

Internal-Use Software

SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use requires that entities capitalize certain costs related to internal use software once certain criteria have been met. Capitalized internal-use software development costs associated with the Company's information systems are included in property and equipment and are amortized on a straight-line basis over three year periods. Amortization expense recorded in 1998, 1999, and 2000 was approximately $425,000, $595,000, and $1,111,000 respectively.

Investments and Intangible Assets

In 1997, the Company acquired a convertible preferred stock interest in TenFold Corporation, a privately held software company in the development stage, for approximately $8 million in cash. This investment was sold for cash in May 1999 with a net gain of $38.2 million. Also in 1997, the Company acquired a management consulting firm for $4.75 million in common stock and $250,000 in cash. The $5 million acquisition cost is being amortized over a four-year period, which is consistent with the related employment, confidentiality and non-competition agreements. In 1998, the Company purchased the rights; title and interest to the intellectual property related to radiological recording and tracking software called Total Exposure for $469,000, which is being amortized over a two and one-half year period.

Advertising Costs

Advertising costs are charged to expense in the period the costs are incurred. Advertising expense was approximately $222,000, $659,000, and $919,600 in 1998, 1999 and 2000, respectively.

Income Taxes

Income taxes are computed in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109") which requires the use of the liability method in accounting for income taxes. Under FAS 109, deferred tax assets and liabilities are measured based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Per Share Data

Basic earnings per share is calculated using the weighted average common shares outstanding during the periods. Common equivalent shares from stock options and warrants, using the treasury stock method, are also included in the diluted per share calculations unless their effect of inclusion would be antidilutive.

The components of basic and diluted earnings per share were as follows (in thousands, except per share amounts):

                                                     Years Ended December 31,
                                                --------------------------------
                                                     1998       1999       2000
                                                ---------- ---------- ----------
Net income (loss)..............................   $13,415    $23,837   ($58,775)
                                                ========== ========== ==========

Weighted average shares of common stock
  outstanding .................................    30,717     32,109     34,248
                                                ========== ========== ==========

Basic net income (loss) per share .............     $0.44      $0.74     ($1.72)
                                                ========== ========== ==========
Calculation of shares outstanding for
 computing diluted net (loss) income per share:
  Shares used in computing basic net income
  (loss) per share ............................    30,717     32,109     34,248
  Shares to reflect the effect of the
  assumed exercise of:
    Employee stock options ....................     2,091      1,345      --
    Warrants ..................................     2,455      1,820      --
                                                ---------- ---------- ----------
Shares used in computing diluted net
income (loss) per share .......................    35,263     35,274     34,248
                                                ========== ========== ==========

Diluted net income (loss) per share............     $0.38      $0.68     ($1.72)
                                                ========== ========== ==========

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock Based Compensation

Compensation costs for stock options granted to employees is measured by the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Note 10 to the Consolidated Financial Statements contains a summary of the pro forma effects to reported net earnings (loss) and per share data for 1998, 1999 and 2000 as if the Company had elected to recognize compensation cost based upon fair value of options granted at grant date.

Recent Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") in 1998. Other comprehensive income (loss) (primarily foreign currency translation effects) and comprehensive income (loss) are presented in the Consolidated Statement of Stockholders' Equity.

The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") in 1998. SFAS 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. The Company has identified two reportable segments: the development, marketing, implementation and support of Enterprise Asset Management (EAM) software, and the eBusiness initiatives, such as myindus.com.

In June 1998, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes the accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July 1999, FAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS Statement No. 133" ("FAS 137") was issued. FAS 137 deferred the effective date of FAS 133 until the first fiscal quarter of fiscal years beginning after June 15, 2000. The adoption of FAS 133 did not have a material impact to its financial position or results of operations because the Company currently does not hold derivative instruments or engage in hedging activities.

AICPA Accounting Standards Executive Committee Statement of Position 97-2 "Software Revenue Recognition" (SOP 97-2) and Statement of Position 98-4 "Deferral of the Effective Date of a Provision of SOP 97-2 Software Revenue Recognition" (SOP 98-4) which contain rules for timing of recognition or software company revenues, particularly as to license fee revenues where there are multiple elements to be delivered under a contract or arrangement with a customer, became effective for transactions beginning in 1998. In December 1998, the AICPA issued Statement of Position 98-9 "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions" (SOP 98-9). SOP 98-9 amends SOP 98-4 to extend the deferral of application of certain passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning after March 15, 1999. Management believes the Company's revenue recognition policy is in conformity with these accounting pronouncements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB 101 provides guidance with respect to the recognition, presentation and disclosure of revenue in financial statements of all public registrants. The adoption of SAB 101 in 2000 did not have a significant impact on the Company's results of operations or financial position.

In March 2000, the FASB issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion 25." FIN clarifies the application of APB Opinion No. 25 and, among other issues, clarifies the following: the definition of an employee for the purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a significant impact on the Company's results of operations or financial position.

Segment Information

The following information is presented in accordance with SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information." The Company has identified two reportable segments: the development, marketing, implementation and support of Enterprise Asset Management (EAM) software, and the eBusiness initiatives, such as myindus.com.

For the years ended December 31, 1999 and 2000 the Company incurred charges to operations of $1.4 million and $18.9 million respectively for its myindus.com eBusiness initiatives. Of this amount $1.4 million and $15.3 million was recorded as research and development for the years ended December 31, 1999 and 2000 respectively. $3.6 million was recorded as sales and marketing for the year ending December 31, 2000. At December 31, 2000 myindus.com had $2.1 million in identifiable assets. All other revenues, costs, assets and liabilities are applicable to the EAM segment.

2. Marketable Securities

The following is a summary of marketable securities, all of which are available for sale (in thousands):

December 31, 1999
-------------------
Marketable securities..................    $63,764
Certificates of deposit ...............      1,185
Commercial paper and corporate notes ..        663
                                        -----------
                                           $65,612
                                        ===========
Included in:
Cash and cash equivalents .............     $1,185
Marketable securities .................     64,427
                                        -----------
                                           $65,612
                                        ===========

December 31, 2000
-------------------
Money market funds.....................    $17,672
Commercial paper and corporate notes ..      8,953
Auction rate notes ....................     12,970
                                        -----------
                                           $39,595
                                        ===========
Included in:
Cash and cash equivalents .............    $21,825
Marketable securities..................     17,572
Other assets...........................        198
                                        -----------
                                           $39,595
                                        ===========

At December 31, 1999 and 2000, the gross amortized cost of marketable securities approximates the estimated fair value. Included in other assets is a marketable security with a maturity date greater than one year at December 31, 2000.

There have been no significant realized gains or losses on sales of marketable securities.

3. Property and Equipment

Property and equipment is recorded at cost and consists of the following (in thousands):

                                                       December 31,
                                                -------------------------
                                                     1999         2000
                                                ------------ ------------
Furniture and fixtures .......................       $5,588       $6,389
Office equipment .............................       30,135       37,342
Leasehold improvements .......................        3,084        3,677
Internally used capitalized software .........        5,150        8,849
                                                ------------ ------------
                                                     43,957       56,257
Less accumulated depreciation and
amortization .................................       27,865       34,024
                                                ------------ ------------
                                                    $16,092      $22,233
                                                ============ ============

Equipment leased under capital leases is included in property and equipment. At December 31, 2000 and 1999, equipment under capital leases was approximately $4.3 million and $4.3 million, respectively, with accumulated depreciation of $4.1 million and $3.7 million, respectively.

4. Other Accrued Liabilities

Other accrued liabilities consists of the following (in thousands):

                                                       December 31,
                                                -------------------------
                                                    1999         2000
                                                ------------ ------------
Accrued commissions ..........................       $3,171       $2,166
Accrued payroll and related expenses .........        7,195        7,778
Accrued taxes payable ........................        4,347        2,846
Accrued restructuring expenses ...............           --        1,597
Other ........................................        5,477       10,194
                                                ------------ ------------
                                                    $20,190      $24,581
                                                ============ ============

5. Lines of Credit

The Company has an unsecured revolving bank line of credit in the amount of $15.0 million. The revolving credit facility expires on July 31, 2001. Borrowings bear interest at the LIBOR rate plus 1.00%. There were no borrowings outstanding under this line of credit at December 31, 2000 or 1999. There were $2.5 million in standby letters of credit outstanding on this line of at December 31, 2000 and $0.2 million outstanding at December 31, 1999. The line of credit agreement contains certain affirmative and negative covenants. The Company was either in compliance with or had received waivers for each of the financial covenants at December 31, 2000 and 1999.

6. Commitments

The Company leases its office facilities under various operating lease agreements. The leases require monthly rental payments in varying amounts through 2011. These leases also require the Company to pay all property taxes, normal maintenance, and insurance on the leased facilities.

Total rental expense under these leases (in thousands) was approximately $6,831, $7,364, and $8,104 for 1998, 1999 and 2000, respectively. Future minimum lease payments under all non-cancelable operating leases are as follows (in thousands):

                                                 Operating     Capital
Years Ending December 31,                          Leases       Leases
---------------------------------------         ------------ ------------
     2001 ....................................       $9,998          $82
     2002 ....................................       10,022           74
     2003 ....................................       10,031          --
     2004 ....................................        9,795          --
     2005 ....................................        8,939          --
     Thereafter ..............................       25,759          --
                                                ------------ ------------
Total minimum payments required ..............      $74,544         $156
                                                ============
Less amounts representing interest .........................          14
                                                             ------------
Present value of future lease payments .....................        $142
Less current portion .......................................          71
                                                             ------------
Long term portion ..........................................         $71
                                                             ============

7. Stockholders' Equity

The following is a summary of the authorized and issued preferred and common stock:

                                                          December 31,
                                                   -------------------------
                                                       1999         2000
                                                   ------------ ------------

Preferred Stock
  Authorized shares, $.001 par value per share ..   10,000,000   10,000,000
  Shares issued and outstanding .................        --           --

Common Stock
  Authorized shares, $.001 par value per share ..  100,000,000  100,000,000
  Shares issued and outstanding .................   32,991,713   34,695,394

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

In July 1999, the Company's Board of Directors approved a stock repurchase program for up to 2,000,000 shares of the Company's outstanding common stock. The Company is authorized to use available cash to buy back its shares in open market transactions from time to time, subject to price and market conditions. As of December 31, 2000, the Company held, as treasury stock, 435,500 shares that had been repurchased at a cost of approximately $2.2 million under the program.

8. Stock Plans

Stock Option and Benefit Plans

The Company has three stock option plans under which employees, directors and consultants may be granted rights to purchase common stock.

1997 Stock Plan

The 1997 Stock Plan provides for the grant of incentive or nonstatutory stock options to employees, including officers and directors, and nonstatutory options only to consultants of the Company. A total of 10,000,000 shares have been reserved for issuance under the Stock Plan. The incentive stock options will be granted at not less than fair market value of the stock on the date of grant. The options will generally vest over one to four years and have a maximum term of ten years.

1997 Director's Option Plan

Each director who is not an employee of the Company is automatically granted a nonstatutory stock option to purchase 10,000 shares of common stock of the Company (the "First Option") on the date such person becomes a director or, if later, on the effective date of the 1997 Director's Option Plan (the "Director Option Plan"). Thereafter, each such person will automatically be granted an option to acquire 5,000 shares of the Company's Common Stock (the "Subsequent Option") upon such outside director's re-election at each Annual Meeting of Stockholders, provided that on such date such person has served on the Board of Directors for at least six months. A total of 700,000 shares has been reserved for issuance under the Director Option Plan. Each option granted under the Director Option Plan will become exercisable as to 25% of the Shares subject to such option on each anniversary of its date of grant.

1998 Indus International, Inc. Company Share Option Plan

The 1998 Indus International, Inc. Company Share Option Plan (the "UK Stock Plan") provides for the grant of stock options to employees of Indus International, Ltd. (a UK foreign subsidiary of the Company). A total of 500,000 shares of the Company's common stock have been reserved for issuance under the Stock Plan. Options were granted in the amounts of 646,125 in 1998, 10,000 in 1999 and 135,235 in 2000. Options of 326,000 in 1998, 131,125 in 1999, and 37,625 were cancelled or expired. No options have been exercised to date. The stock options will be granted at not less than fair market value of the stock on the date of grant. The options will generally vest over one to three years and have a maximum term of three years.

The activity under the 1997 Stock Plan and the 1997 Director's Option Plan, combined, was as follows:

                                                 Options Outstanding
                                  Shares    -------------------------------
                                 Available    Number
                                   for          of
                                   Grant      Shares       Price Per Share
------------------------------- ----------- ----------- -------------------
Balances at December 31, 1997..  1,704,500   8,356,008    $0.28  -  $25.75
   Shares reserved ............  2,500,000        --
   Options granted ............ (7,744,071)  7,744,071    $3.69  -  $10.38
   Options forfeited ..........  5,511,630  (5,511,630)   $0.67  -  $25.75
   Options exercised ..........       --    (1,506,678)   $0.28  -   $5.34
   Plan shares expired ........   (548,870)       --
                                ----------- -----------
Balances at December 31, 1998..  1,423,189   9,081,771    $0.28  -  $18.15
   Shares reserved ............  2,500,000        --
   Options granted ............ (3,153,000)  3,153,000    $4.13  -   $6.63
   Options forfeited ..........  3,247,490  (3,247,490)   $0.28  -  $16.50
   Options exercised ..........       --    (1,617,776)   $0.28  -   $4.56
   Plan shares expired ........   (294,485)       --
                                ----------- -----------
Balances at December 31, 1999..  3,723,194   7,369,505    $0.28  -  $18.15
   Shares reserved ............    500,000        --
   Options granted ............ (5,643,578)  5,643,578    $1.75  -   $8.06
   Options forfeited ..........  2,227,709  (2,227,709)   $3.38  -  $16.50
   Options exercised ..........       --    (1,477,633)   $0.28  -   $8.50
   Plan shares expired ........   (128,390)       --
                                ----------- -----------
Balances at December 31, 2000..    678,935   9,307,741    $0.28  -  $18.15
                                =========== ===========

The following table summarizes information about stock options outstanding as of December 31, 2000.

                                                    Options Vested and
                        Options Outstanding            Exercisable
                 --------------------------------- ---------------------
                              Weighted-
                               Average   Weighted-             Weighted-
                              Remaining   Average               Average
   Range of      Outstanding Contractual Exercise  Exercisable Exercise
 Exercise Prices  in shares     Life       Price    in shares    Price
---------------- ----------- ----------- --------- ----------- ---------
 $0.28 -  $3.93     967,494        7.32     $2.60     477,981     $2.46
 $3.94 -  $3.94   1,513,167        9.78     $3.94      --         $0.00
 $3.95 -  $4.50     569,407        8.62     $4.47     260,592     $4.48
 $4.51 -  $4.56   1,891,585        6.93     $4.56   1,244,981     $4.56
 $4.57 -  $6.88   1,358,688        8.93     $5.77     238,000     $5.48
 $6.89 -  $8.00   1,798,050        9.18     $7.74     331,250     $7.65
 $8.01 - $18.15   1,209,350        8.45     $9.55     326,313    $12.73
                 -----------                       -----------
Total             9,307,741        8.47     $5.69   2,879,117     $5.56
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

1997 Employee Stock Purchase Plan

The Company has an employee stock purchase plan under which 1,000,000 shares of common stock have been reserved for issuance. The plan allows for eligible employees to purchase stock at 85% of the lower of the fair market value of the Company's common stock as of the first day of each six-month offering period or the fair market value of the stock at the end of the offering period. Purchases are limited to 10% of each employee's compensation and a maximum of 4,000 shares. Under the plan the Company issued 174,468, 191,019 and 218,151 shares in 1998, 1999 and 2000, respectively, at prices ranging from $3.73 to $6.97 per share.

Under a prior employee stock purchase plan of The Indus Group, Inc., 39,101 shares were issued in 1997 at prices ranging from $6.50 to $25.75 per share.

9. Alternative Method of Valuing Stock Options

For employee stock options granted with exercise prices at or above the existing market price and without any contingent feature as to the optionee's ability to exercise (other than the passage of time as a continuing employee), the Company records no compensation expense.

Pro forma information regarding net income and earnings per share is required by Statement 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1999 and 2000, respectively: risk free interest rate of 5.14%, 5.32% and 6.12%; dividend yields of 0%; volatility factor of the expected market price of the Company's common stock of 0.70, 0.65 and 1.39; and a weighted-average expected life of the option of 5 years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information net income (loss) including pro forma compensation expense, net of tax for the years ended December 31, 1998, 1999 and 2000, respectively, is as follows (in thousands except for earnings per share information):

                                                 Year Ended December 31,
                                             -----------------------------
                                                 1998      1999      2000
                                             --------- --------- ---------
Pro forma net income (loss).................  ($6,122)  $19,502  ($71,258)
Pro forma basic net income (loss) per share.   ($0.20)    $0.64    ($2.08)
Pro forma diluted net income (loss)
  per share.................................   ($0.17)    $0.63    ($2.08)

The weighted average fair value of options granted in 1998 granted under the UK Stock Plan was $3.58 and under the remaining plans was $2.70, using these alternative methods of valuation. In 1999, the weighted average fair value of options granted under all plans was $3.84. In 2000, the weighted average fair value of options granted under all plans was $4.34.

10. Employee Benefit and Profit-Sharing Plans

The Company has a defined contribution 401(K) plan. All employees over the age of 18 who have completed at least three months of service are eligible to participate. Each participant may elect to have amounts deducted from his or her compensation and contribute to the plan up to 15% of his or her base salary. All employee contributions are fully vested at the time the employee becomes an active participant. The Company's matching contribution were approximately $847,000, $797,000, and $984,000 in 1998, 1999, and 2000, respectively.

The Company also has a profit sharing plan. All employees over the age of 18 who have completed at least three months of service are eligible to participate. Contributions to the plan are at the discretion of the Board of Directors and are made to eligible employees' individual accounts in proportion to their base salary. The Company did not contribute to the profit sharing plan in 1998, 1999, or 2000.

11. Geographic Information

Geographic information is as follows (in thousands):

                                                  Year Ended December 31,
                                              -----------------------------
                                                  1998      1999      2000
                                              --------- --------- ---------
Net revenues (based on destination)
   United States ............................ $149,282  $121,449  $101,256
   International:
     Europe .................................   19,491    40,130    33,291
     Asia ...................................      233       818     1,387
     Canada .................................   20,491    10,390     5,854
     Australia...............................    5,980     5,718     3,901
                                              --------- --------- ---------
Total International .........................   46,195    57,056    44,433
                                              --------- --------- ---------
   Total consolidated net revenues .......... $195,477  $178,505  $145,689
                                              ========= ========= =========

Income (loss) from operations
   United States ............................  $78,105   $66,153   $43,545
   International:
     Europe .................................   10,179     8,742    10,811
     Asia ...................................     (392)     (135)      272
     Canada .................................   (3,109)    4,086      (756)
     Australia...............................    7,178     1,608       937
Corporate administrative and other expenses .  (77,160)  (83,612) (123,962)
                                              --------- --------- ---------
Total consolidated income (loss)
 from operations ............................  $14,801   ($3,158) ($69,153)
                                              ========= ========= =========
Identifiable assets
   United States ............................ $124,373  $144,276  $110,072
   International:
     Europe .................................   13,261    16,023    22,861
     Asia ...................................      242        60     1,428
     Canada .................................    9,407     4,100     3,433
     Australia...............................    3,502     4,442     2,938
                                              --------- --------- ---------
Total consolidated identifiable assets ...... $150,785  $168,901  $140,732

                                              ========= ========= =========

Net assets
   United States ............................  $68,739  $103,363   $51,951
   International:
     Europe .................................    6,757    10,558    13,085
     Asia ...................................     (138)       45       989
     Canada .................................    8,415     1,652     1,735
     Australia...............................    2,302     2,734     1,197
                                              --------- --------- ---------
Total consolidated net assets ...............  $86,075  $118,352   $68,957
                                              ========= ========= =========

12. Income Taxes

The provision for income taxes (credits) consists of the following (in thousands):

                                                  Year Ended December 31,
                                              -----------------------------
                                                  1998      1999      2000
                                              --------- --------- ---------
Current:
   Federal ..................................     $484   $19,301  ($14,794)
   State and foreign ........................      385     4,506    (1,384)
                                              --------- --------- ---------
                                                   869    23,807   (16,178)
                                              --------- --------- ---------

Deferred:
   Federal ..................................      --     (8,384)    8,384
   State and foreign ........................     (419)   (1,128)    1,128
                                              --------- --------- ---------
                                                  (419)   (9,512)    9,512
                                              --------- --------- ---------
                                                  $450   $14,295   ($6,666)
                                              ========= ========= =========

The effective rate of the provision for income taxes reconciles to the amount computed by applying the federal statutory rate to income before provision for income taxes as follows:

                                                       Percentage
                                                  Year Ended December 31,
                                              -----------------------------
                                                  1998      1999      2000
                                              --------- --------- ---------
Federal statutory rate ......................     35.0%    35.0%    35.0%
State taxes, net of federal benefit .........      0.4       3.0       1.4
Foreign taxes ...............................      --        7.3      (5.4)
FSC benefit .................................     (2.1)     (0.9)      --
Research and development credit .............      --       (3.7)      --
Utilization of TSW net operating loss
  carryforwards..............................    (33.6)     (5.0)      --
Reported losses and tax credits not benefited      --        --      (19.3)
Other .......................................      3.5       1.8      (1.2)
                                              --------- --------- ---------
                                                   3.2%    37.5%    10.5%
                                              ========= ========= =========

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred tax assets are as follows (in thousands):

                                                             December 31,
                                                        -------------------
                                                            1999      2000
                                                        --------- ---------

Accounts receivable allowances ........................   $2,322    $2,297
Tax over book depreciation.............................      396       603
Nondeductible accruals ................................    3,847     6,542
Deferred licensing fee revenue ........................    2,947     2,843
Net operating loss carryforwards ......................      --      2,792
Research and other credit carryforwards ...............      --      3,638
Foreign tax credits and losses ........................    5,182     8,735
                                                        --------- ---------
                                                          14,694    27,450
Valuation allowance ...................................   (5,182)  (27,450)
                                                        --------- ---------
                                                          $9,512        $0
                                                        ========= =========

The net valuation allowance decreased by approximately $5.2 million and increased by approximately $1.3 million during 1999 and 1998 respectively. The net valuation allowance increased by approximately $22.3 million during 2000. Approximately $1.8 million of the valuation allowance for the deferred tax asset at December 31, 2000 relates to benefits of stock option deductions which, when recognized, will be directly allocated to contributed capital.

As of December 31, 2000 the Company had federal net operating loss carryforwards of approximately $1.7 million. The Company also had federal research tax credit carryforwards of approximately $4.3 million. The federal net operating loss and credit carryforwards will expire beginning in the year 2020, if not utilized. The Company also has foreign net operating loss carryforwards of approximately $19.6 million which can be carried forward indefinitely. The Company also has foreign tax credits of approximately $0.9 million which will expire in the years 2001 through 2004 if not utilized.

The utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization.

13. Litigation

Beginning in February 2000, the Company and several of its former officers and/or directors were named as defendants in securities class action cases filed in the United States District Court, Northern District of California. The complaints were brought on behalf of all persons who purchased Indus common stock between October 28, 1999, when the Company issued a press release announcing unaudited financial statements for the third quarter of 1999; through January 27, 2000, when the Company announced its intention to restate those financial statements. In August 2000, all parties to the litigation agreed to a settlement. Under the settlement, defendants' insurance carriers paid $4.3 million. In January 2001, the Court granted final approval of the settlement and entered into a judgement dismissing the litigation with prejudice. The Company continues to cooperate with the SEC regarding the restatement.

In June 2000, the Company was served with a demand for arbitration by William Grabske, the Company's former Chief Executive Officer. Mr. Grabske seeks enforcement of a purported Settlement Agreement and Mutual Release. The demand seeks severance pay and reimbursement of expenses of approximately $1.0 million plus interest, options for approximately 20,000 shares of stock in the Company and fees and costs. The Company has asserted counterclaims alleging it was fraudulently induced to enter into the Settlement Agreement and Mutual Release, and setting forth other claims. The parties have agreed to arbitrate their dispute before JAMS.

In January 2001, the Company was notified of the filing of a lawsuit by Robert Pocsik, the Company's former Chief Administrative Officer. The complaint alleges breach of implied contract and of the covenant of good faith and fair dealing, and defamation. The complaint appears to allege that plaintiff was wrongfully terminated; and that unnamed representatives of the Company gave unnamed persons, on unspecific occasions, false reasons for the termination. The complaint does not allege an amount of damages, other than that the damages exceed $25,000. If the complaint is served the Company intends to vigorously contest plaintiff's claims, and to assert counterclaims.

From time to time, the Company is involved in other legal proceedings incidental to the conduct of its business. While the outcome of these claims cannot be predicted with certainty, the Company does not believe that such matters, individually or in the aggregate, to which it is currently a party are likely to have a material adverse effect on the results of operations or financial condition.

The Company intends to defend itself vigorously in these actions. However, any settlement or judgment may have a material adverse effect on the Company's results of operations in the period in which such settlement or judgment is paid or payment becomes probable.

 Quarterly Results of Operations (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999 (in thousands):
	Reported March 31.	Reported June 30.	Reported September 30.	Restated September 30.	Reported December 31.
2000
Total revenues	$31,743	$32,597	$36,527	$-	$44,822
Cost of revenues (including $6,200 writedown of third party software held for sale in the fourth quarter)	18,311	21,718	22,096	-	28,755
Gross margin	13,432	10,879	14,431	-	16,067

Net income (loss)	(8,622)	(20,154)	(16,362)	-	(13,637)

Net income (loss) per share
-Basic	(0.26)	(0.59)	(0.47)	-	(0.39)
-Diluted	(0.26)	(0.59)	(0.47)	-	(0.39)

1999
Total revenues	$44,977	$51,681	$50,880	$45,784	$36,063
Cost of revenues	22,636	26,930	25,292	23,956	24,528
Gross margin	22,341	24,751	25,588	21,828	11,535

Net income (loss)	2,676	26,860	3,520	1,139	(6,838)

Net income (loss) per share
-Basic	0.08	0.79	0.11	0.04	(0.21)
-Diluted	0.08	0.79	0.10	0.03	(0.21)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Certain information required by Part III is omitted from this Report in that the Registrant will file a definitive proxy statement pursuant to Regulation 14(a) (the "Proxy Statement") not later that 120 days after the end of the fiscal year covered by this Report and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Compensation Committee Report, the Audit Committee Report, or the Performance Graph included in the Proxy Statement.

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

(2) Financial Statement Schedule

The following financial statement schedule of Indus International, Inc. for the years ended December 31, 2000, 1999 and 1998 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Indus International, Inc.

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

10.5

Third Amendment to Commercial Loan Agreement dated May 29, 1996 between Indus and Sumitomo Bank of California (incorporated herein by reference to Exhibit 10.1 to the Indus Quarterly Report on Form 10-Q (File No. 0-27806) filed with the Securities and Exchange Commission on August 13, 1996)

10.6

Fourth Amendment to Commercial Loan Agreement dated September 6, 1996 between Indus and Sumitomo Bank of California (incorporated herein by reference to Exhibit 10.1 to the Indus Quarterly Report on Form 10-Q (File No. 0-27806) filed with the Securities and Exchange Commission on November 13, 1996)

10.7	Lease for Indus' San Francisco, CA headquarters dated January 24, 1990, as amended (incorporated herein by reference to Exhibit 10.11 to the Indus Form S-1)
10.8	Lease for Indus' San Francisco, CA headquarters dated March 3, 2000, as amended
10.9

Lease for Indus' Pittsburgh, PA sales office (incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Reg. No. 33-80574) Filed with the Securities and Exchange Commission on January 31, 1996)

10.10	Form of Stock Purchase Warrant between TSW and Warburg and schedule of substantially similar Agreements (incorporated by reference to Exhibit 10.24 to the 1997 Proxy Statement)
10.11	Lease Agreement dated June 8, 1993 between TSW and Cousins Properties Incorporated, as Amended (incorporated by reference to Exhibit 10.35 to the 1997 Proxy Statement)
10.12	Amended and Restated Lease Agreement dated August 1, 2000 with Cousins Properties Incorporated for Atlanta, GA regional offices
10.13

Credit Agreement dated September 2, 1997 (as amended through First Amendment dated September 16, 1997) with Sumitomo Bank of California and Union Bank of California, N.A. (incorporated by reference to Exhibit 10.01 to the Registrant's Quarterly Report on Form 10-Q (File No. 0-22993) filed with the Securities and Exchange Commission on November 14, 1997)

10.14

Stock Purchase Agreement dated January 13, 1999 between Robert W. Felton, Warburg Pincus Investors, L.P. and Indus International, Inc. (incorporated by reference to Exhibit 10.37 to the Registrant's Annual Report on Form 10-K (File No. 0-22993) filed with the Securities and Exchange Commission on March 29, 1999)

10.15*	Employment Agreement dated January 11, 2000 between the Company and Kent O. Hudson.
10.16*	Employment Agreement dated January 11, 2000 between the Company and Richard H. Beatty.
10.17*	Employment Agreement dated January 11, 2000 between the Company and Onagh M. Ash.
10.18*	Employment Agreement dated March 1, 2000 between the Company and Henry C. Montgomery.
10.19*	Employment Agreement dated January 1, 2001 between the Company and J. Michael Highland.
10.20	Consulting Agreement dated March 17, 1999 between the Company and Robert W. Felton.
21.1	Subsidiaries of Registrant
23.1	Consent of Ernst & Young LLP, Independent Auditors
24.1	Power of Attorney, filed on page 24 of this report

___________

*Designates management contract or compensatory plan or arrangement.

(b) Reports on Forms 8-K.

No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Indus International, Inc. has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

INDUS INTERNATIONAL, INC.

/s/ Kent O. Hudson

Kent O. Hudson

President and Chief Executive Officer

Date: March 16, 2001

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Kent O. Hudson and J. Michael Highland, jointly and severally, his/her attorneys-in-fact, each with the power of substitution, for him/her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in- fact, or his/her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:
Signature	Title	Date

	President and Chief Executive Officer	March 16, 2001
/s/ Kent O. Hudson	Principal Executive Officer
(Kent O. Hudson)

	Executive Vice President Finance and Administration and Chief Financial Officer	March 16, 2001
/s/ J. Michael Highland	Principal Financial Officer
(J. Michael Highland)

	Vice President, Controller	March 16, 2001
/s/ Roy A. Crumrine	Principal Accounting Officer
(Roy A. Crumrine)

/s/ Richard D. Beatty	Executive Vice President and Chief Operating Officer, President myindus.com	March 16, 2001
(Richard D. Beatty)

/s/ Gayle Crowell	Director	March 16, 2001
(Gayle Crowell)

/s/ Robert W. Felton	Director	March 16, 2001
(Robert W. Felton)

/s/ William H. Janeway	Chairman of the Board of Directors	March 16, 2001
(William H. Janeway)

/s/ Joseph P. Landy	Director	March 16, 2001
(Joseph P. Landy)

/s/ Jeanne D. Wohlers	Director	March 16, 2001
(Jeanne D. Wohlers)

EXHIBIT INDEX
Exhibit Number	Description
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

10.5

Third Amendment to Commercial Loan Agreement dated May 29, 1996 between Indus and Sumitomo Bank of California (incorporated herein by reference to Exhibit 10.1 to the Indus Quarterly Report on Form 10-Q (File No. 0-27806) filed with the Securities and Exchange Commission on August 13, 1996)

10.6

Fourth Amendment to Commercial Loan Agreement dated September 6, 1996 between Indus and Sumitomo Bank of California (incorporated herein by reference to Exhibit 10.1 to the Indus Quarterly Report on Form 10-Q (File No. 0-27806) filed with the Securities and Exchange Commission on November 13, 1996)

10.7	Lease for Indus' San Francisco, CA headquarters dated January 24, 1990, as amended (incorporated herein by reference to Exhibit 10.11 to the Indus Form S-1)
10.8	Lease for Indus' San Francisco, CA headquarters dated March 3, 2000, as amended
10.9

Lease for Indus' Pittsburgh, PA sales office (incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Reg. No. 33-80574) Filed with the Securities and Exchange Commission on January 31, 1996)

10.10	Form of Stock Purchase Warrant between TSW and Warburg and schedule of substantially similar Agreements (incorporated by reference to Exhibit 10.24 to the 1997 Proxy Statement)
10.11	Lease Agreement dated June 8, 1993 between TSW and Cousins Properties Incorporated, as Amended (incorporated by reference to Exhibit 10.35 to the 1997 Proxy Statement)
10.12	Amended and Restated Lease Agreement dated August 1, 2000 with Cousins Properties Incorporated for Atlanta, GA regional offices
10.13

Credit Agreement dated September 2, 1997 (as amended through First Amendment dated September 16, 1997) with Sumitomo Bank of California and Union Bank of California, N.A. (incorporated by reference to Exhibit 10.01 to the Registrant's Quarterly Report on Form 10-Q (File No. 0-22993) filed with the Securities and Exchange Commission on November 14, 1997)

10.14

Stock Purchase Agreement dated January 13, 1999 between Robert W. Felton, Warburg Pincus Investors, L.P. and Indus International, Inc. (incorporated by reference to Exhibit 10.37 to the Registrant's Annual Report on Form 10-K (File No. 0-22993) filed with the Securities and Exchange Commission on March 29, 1999)

10.15*	Employment Agreement dated January 11, 2000 between the Company and Kent O. Hudson.
10.16*	Employment Agreement dated January 11, 2000 between the Company and Richard H. Beatty.
10.17*	Employment Agreement dated January 11, 2000 between the Company and Onagh M. Ash.
10.18*	Employment Agreement dated March 1, 2000 between the Company and Henry C. Montgomery.
10.19*	Employment Agreement dated January 1, 2001 between the Company and J. Michael Highland.
10.20	Consulting Agreement dated March 17, 1999 between the Company and Robert W. Felton.
21.1	Subsidiaries of Registrant
23.1	Consent of Ernst & Young LLP, Independent Auditors
24.1	Power of Attorney, filed on page 24 of this report

___________

*Designates management contract or compensatory plan or arrangement.

Schedule II

INDUS INTERNATIONAL, INC.
VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)

                            Balance at Charged to Charges-    Balance
                            Beginning  Costs and     Add       at End
  Year       Description     of Year   Expenses  (Deduct)(1)  of Year
--------- ----------------- ---------- --------- ----------- ----------
  2000    Allowance for
          doubtful accounts    $3,991     3,051      (1,663)    $5,379

  1999    Allowance for
          doubtful accounts    $3,578     2,478      (2,065)    $3,991

  1998    Allowance for
          doubtful accounts    $1,974     2,130        (526)    $3,578

__________

(1) Uncollectible accounts written off, net of recoveries.