Form 10-Q
period 2001-03-31
INDUS INTERNATIONAL INC
filed 2001-05-15
CIK 1041333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

or

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         [X] Yes       [   ] No

As of May 1, 2001, Registrant had outstanding 34,712,574 shares of Common Stock, $.001 par value.

INDUS INTERNATIONAL, INC.
FORM 10-Q
Table of Contents

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDUS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

                                       Three Months Ended
                                               March 31,
                                           -------------------
                                              2001      2000
                                           --------- ---------

Revenues:
     Software license fees ...............   $5,015      $632
     Services and maintenance ............   37,362    31,111
                                           --------- ---------
         Total revenues ..................   42,377    31,743
Cost of revenues .........................   21,032    18,311
                                           --------- ---------
Gross profit .............................   21,345    13,432
                                           --------- ---------
Operating expenses:
     Research and development ............   11,994    10,741
     Sales and marketing .................    8,414     9,362
     General and administrative ..........    5,502     5,293
     Restructuring costs..................    2,196        --
                                           --------- ---------
         Total operating expenses ........   28,106    25,396
                                           --------- ---------
Loss from operations .....................   (6,761)  (11,964)
Interest and other income, net............      638     1,058
                                           --------- ---------
Loss before income taxes .................   (6,123)  (10,906)
Provision (benefit) for income taxes .....      286    (2,284)
                                           --------- ---------
Net loss..................................  ($6,409)  ($8,622)
                                           ========= =========

Net loss per share (basic) ...............   ($0.18)   ($0.26)
                                           ========= =========
Net loss per share (diluted) .............   ($0.18)   ($0.26)
                                           ========= =========
Shares used in computing net loss
  per share (basic) ......................   34,699    33,217
                                           ========= =========
Shares used in computing net loss
  per share (diluted) ....................   34,699    33,217
                                           ========= =========

      &nb See accompanying notes.

INDUS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands) (Unaudited)

                                                                 March 31,  December 31,
                                                                  2001          2000
                                                              ------------  -----------

                            ASSETS
Current assets:
  Cash and cash equivalents.................................      $42,532      $37,535
  Marketable securities ....................................        5,833       17,572
  Billed accounts receivable, less allowance for
   doubtful accounts of $4,977 at March 31, 2001
   and $5,379 at December 31, 2000 .........................       19,309       33,835
  Unbilled accounts receivable .............................       24,426       13,039
  Other current assets .....................................       11,450       13,189
                                                              ------------  -----------
       Total current assets ................................      103,550      115,170
Property and equipment, net ................................       20,793       22,233
Intangible assets, net......................................          287          386
Other assets ...............................................        2,441        2,943
                                                              ------------  -----------
               Total assets                                      $127,071     $140,732
                                                              ============  ===========
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .........................................       $5,633       $5,867
  Current portion of obligations under capital leases ......           48           71
  Income taxes payable......................................          286          --
  Other accrued liabilities ................................       19,695       24,581
  Deferred revenue .........................................       39,998       41,185
                                                              ------------  -----------
       Total current liabilities ...........................       65,660       71,704
                                                              ------------  -----------

Obligations under capital leases............................           66           71

Stockholders' equity:
  Common stock .............................................           35           35
  Additional paid-in capital ...............................      121,360      121,313
  Deferred compensation and other...........................         (116)        (128)
  Accumulated deficit.......................................      (54,620)     (48,211)
  Accumulated other comprehensive (loss)....................       (3,133)      (1,871)
  Treasury stock, at cost ..................................       (2,181)      (2,181)
                                                              ------------  -----------
       Total stockholders' equity ..........................       61,345       68,957
                                                              ------------  -----------
               Total liabilities and stockholders' equity        $127,071     $140,732
                                                              ============  ===========

        See accompanying notes.

INDUS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                             Three Months Ended
                                                                 March 31,
                                                          ----------------------
                                                             2001        2000
                                                          ----------  ----------
Cash flows from operating activities:
  Net loss..............................................    ($6,409)    ($8,622)
  Adjustments to reconcile net income to net cash
    provided  by  operating activities:
       Depreciation and amortization ...................      2,081       1,791
       Changes in operating assets and liabilities......     (2,116)      5,424
                                                          ----------  ----------
Net cash used in operating activities ..................     (6,444)     (1,407)
                                                          ----------  ----------
Cash flows from investing activities:
  Purchases of marketable securities ...................    (23,310)   (114,873)
  Sales of marketable securities .......................     35,064     114,297
  Acquisitions of property and equipment ...............       (314)     (2,170)
                                                          ----------  ----------
Net cash provided by (used in) investing activities ....     11,440      (2,746)
                                                          ----------  ----------
Cash flows from financing activities:
  Net repayment of capital leases.......................        (28)       (203)
  Net proceeds from issuance of common stock ...........         29       6,737
  Changes in stockholder receivables ...................        --         (688)
                                                          ----------  ----------
Net cash provided by financing activities ..............          1       5,846
                                                          ----------  ----------
Net increase in cash and cash equivalents ..............      4,997       1,693
Cash and cash equivalents at beginning of period .......     37,535      16,345
                                                          ----------  ----------
Cash and cash equivalents at end of period .............    $42,532     $18,038
                                                          ==========  ==========

        See accompanying notes.

INDUS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

  Business and Basis of Presentation

  Indus International, Inc. ("the Company") develops, markets, implements and supports a proprietary line of Enterprise Asset Management ("EAM") software and implementation services. The Company derives its revenues primarily from software licensing fees, implementation and training services and maintenance fees. The Company focuses on global vertical markets that have significant investments in capital assets such as utilities, communications, defense, energy resource extraction, and process industries.

  The Company's products provide a complete asset management solution by combining EAM excellence, via our core PassPort and EMPAC products, with eBusiness and collaborative workplace technologies. IndusAnyWare clients can fully leverage wireless technology for their mobile work force and business process. In the emerging digital marketplace, IndusBuyDemand can seamlessly link customers from their supply chain solution to either digital marketplaces or directly to key vendors. The suite of IndusConnect products operates within a collaborative process, linking numerous systems to create a final client solution.

  The accompanying unaudited condensed consolidated financial information has been prepared by management in accordance with generally accepted accounting principles for interim financial information and pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2001 and results of operations and cash flows for all periods presented have been made. The condensed consolidated balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date.

  These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as included in the Company's 2000 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The consolidated results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2001.

  Comprehensive Income (Loss)

  Comprehensive income (loss), which includes net income (loss) plus foreign currency translation effects and unrealized gain (loss) on securities investments, amounted to ($7.7) million and ($9.3) million, respectively, for the three months ended March 31, 2001 and 2000.

  Restructuring Expenses

  Restructuring expenses of $2.2 million were incurred in connection with the ongoing relocation of certain administrative functions to Atlanta, Georgia and severance payments related to the elimination of 56 global positions. Approximately $1.0 million was paid during the quarter and $2.5 million was included in other accrued liabilities at March 31, 2001 related to the following:

	Payroll and Related Costs	Facilities	Total
Balance at 12/31/00	$337,000	$1,260,000	$1,597,000
Payments	(621,000)	(406,000)	(1,027,000)
Accruals	1,089,000	874,000	1,963,000
Balance at 3/31/01	$805,000	$1,728,000	$2,533,000

  In addition, approximately $0.2 million of other costs related to the restructuring were recorded directly to restructuring expense.

  Earnings (Loss) Per Share

  Basic earnings (loss) per share is computed using net income and the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per share is computed using net income and the weighted average number of common and dilutive common equivalent shares outstanding during each period. The weighted average number of common shares outstanding for the quarter ended March 31, 2000 is presented below consistent with the quarter ended March 31, 2001 since the effect of common equivalent shares for that period are antidilutive. The computations of the weighted average number of shares outstanding for the quarters ended March 31, 2001 and 2000 are as follows (in thousands):

                                              Three Months Ended
                                               March 31,
                                           -------------------
                                              2001      2000
                                           --------- ---------
Weighted average outstanding - used
  for basic ..............................   34,699    33,217

Weighted average outstanding
  and dilutive equivalents -
  used for diluted........................   34,699    33,217
                                           ========= =========

  Recent Accounting Pronouncements

  The Company adopted the Financial Accounting Standard Board's ("FASB") Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131") in 1998. FAS 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. During 2000, the Company fully integrated its eBusiness initiatives into its core business and now has one reportable segment: the development, marketing, implementation and support of Enterprise Asset Management (EAM) software.

  In June 1998, FASB released Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes the accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July 1999, FASB released Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS Statement No. 133" ("FAS 137"), which deferred the effective date of FAS 133 until the first fiscal quarter of fiscal years beginning after June 15, 2000. In June 2000, FAS 133 was subsequently amended by Statement of Financial Accounting Standards No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities" ("FAS 138") which expands the normal purchase and sales exception, redefines "market interest rate", permits-foreign-currency denominated assets and liabilities for which a foreign currency transaction gain or loss is recognized to qualify as a hedged item in both a fair value hedge and cash flow hedge, and permits certain intercompany derivatives to be designated as hedging instruments in cash flow hedges. The adoption of FAS 133 did not have a material impact on the Company's financial position or results of operations because the Company currently does not hold derivative instruments or engage in hedging activities.

  The American Institute of Certified Public Accountants ("AICPA") Accounting Standards Executive Committee Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2") and Statement of Position 98-4 "Deferral of the Effective Date of a Provision of SOP 97-2 Software Revenue Recognition" ("SOP 98-4"), which both contain rules for timing of recognition or software company revenues, particularly as to license fee revenues where there are multiple elements to be delivered under a contract or arrangement with a customer, became effective for transactions beginning in 1998. In December 1998, the AICPA issued Statement of Position 98-9 "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions" ("SOP 98-9"). SOP 98-9 amends SOP 98-4 to extend the deferral of application of certain passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning after March 15, 1999. Management believes the Company's revenue recognition policy is in conformity with these accounting pronouncements.

  Stock Repurchase Program

  In July 1999, the Company's Board of Directors approved a stock repurchase program for up to 2,000,000 shares of the Company's outstanding common stock. The Company is authorized to use available cash to buy back its shares in open market transactions from time to time, subject to price and market conditions. As of March 31, 2001, the Company held as treasury stock 435,500 shares which had been repurchased under the program.

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

  In connection with the restatement of the third quarter of 1999 the Securities and Exchange Commission ("SEC") initiation a formal investigation with which the Company has cooperated. In April 2001, the Company, without admitting or denying any wrong doings, entered into an Offer of Settlement with the SEC to settle the cease-and-desist proceedings.

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

  In January 2001, the Company was notified of the filing of a lawsuit by Robert Pocsik, the Company's former Chief Administrative Officer. In April 2001 a lawsuit was filed which alleges breach of alleged implied employment contract, alleged defamation with respect to termination of his employment, and alleged misrepresentation with his offer of employment and terms of employment. The lawsuit alleges an unspecified amount of damages. The Company intends to vigorously contest plaintiff's claims and to assert counterclaims.

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

Consolidated Results of Operations

The following table sets forth for the periods indicated the percentage of total revenues represented by certain line items in the Company's consolidated statements of operations:

Percentage of Total Revenues

                                            Three Months Ended
                                               March 31,
                                           -------------------
                                              2001      2000
                                           --------- ---------

Revenues:
     Software license fees ...............     11.8%      2.0%
     Services and maintenance ............     88.2%     98.0%
                                           --------- ---------
         Total revenues ..................    100.0%    100.0%
Cost of revenues .........................     49.6%     57.7%
                                           --------- ---------
Gross profit..............................     50.4%     42.3%
                                           --------- ---------
Operating expenses:
     Research and development ............     28.3%     33.8%
     Sales and marketing .................     19.9%     29.5%
     General and administrative ..........     13.0%     16.7%
     Restructuring costs..................      5.2%      0.0%
                                           --------- ---------
         Total operating expenses ........     66.3%     80.0%
                                           --------- ---------
Loss from operations .....................    -15.9%    -37.7%
Interest and other income (expense), net..      1.5%      3.3%
                                           --------- ---------
Loss before income taxes .................    -14.4%    -34.4%
Provision (benefit) for income taxes .....      0.7%     -7.2%
                                           --------- ---------
Net loss..................................    -15.1%    -27.2%
                                           ========= =========

Revenues. Total revenues increased 34% to $42.4 million in the three months ended March 31, 2001 from $31.7 million in the same period of 2000. From a global perspective, 65% of revenues were from North America, 30% were from Europe, Middle East and Asia, and 5% were from the rest of the world. Revenues from software licensing fees were 12% and 2% for the three months ended March 31, 2001 and 2000. Revenues from customer maintenance and support were 22% and 29% for the three months ended March 31, 2001 and 2000. Revenues from professional service fees were 66% and 69% for the three months ended March 31, 2001 and 2000.

During the three months ended March 31, 2001 the Company executed software licensing fee contracts of $5.9 million compared with of $3.8 million for the three months ended March 31, 2000. Early 2000 contracts signed were lower due to the general industry slowdown in purchases of large-scale enterprise applications. During the last six months of 2000 and the first quarter of 2001, an increased amount of new licensing agreements were executed, partially due to increased sales effectiveness and stabilization of sales employee turnover.

Recognized software licensing fee revenue of $5.0 million for the three months ended March 31, 2001 increased 694% over the $0.6 million for the three months ended March 31, 2000. The lower proportionate level of recognized software licensing fee revenue for the three months ended March 31, 2000 was a result of a change in the nature (e.g. increase in elements that are to be delivered in the future) of agreements executed, which resulted in an increase in deferred revenue. The higher proportionate level of recognized software licensing fee revenue for the three months ended March 31, 2001 is partially attributable to an increased portion of 2000 license contracts recognized in 2001.

Revenues from services and maintenance increased by 20% to $37.4 million in the three months ended March 31, 2000 from $31.1 million in the same period of 2000. The increase in services and maintenance revenues relates to the increase in executed licenses in the last half of 2000 and the first quarter of 2001. Services and maintenance as a percentage of revenue were 88% and 98% for the three months ended March 31, 2001 and 2000, respectively.

Cost of Revenues. Cost of revenues consists primarily of (i) personnel and related costs for implementation and consulting services (ii) training and customer support services and (iii) license fees to third parties upon the sale of the Company's products containing third-party software. Gross profits on license fees are substantially higher than gross profits on services revenue, reflecting the low packaging and production costs of software products compared with the relatively high personnel costs associated with providing implementation, maintenance, consulting and training services.

Cost of revenues increased 15% to $21.0 million in the three months ended March 31, 2001 from $18.3 million in the same period of 2000. The cost of revenues in absolute dollars increased in correlation with our higher professional service revenue. The gross margin as a percentage of revenues increased to 50% for the three months ended March 31, 2001 from 42% for the same period in 2000. The gross margin increase was due primarily to an increase in software licensing fees that have a higher gross margin than customer service and support, and professional services.

Research and Development. Research and development expenses consist primarily of: (i) personnel and related costs, (ii) computer processing costs and (iii) third party consultant fees directly attributable to the development of new software application products and enhancements to existing products.

Research and development expenses increased 12% to $12.0 million in the three months ended March 31, 2001 from $10.7 million in the same period of 2000. The increase was attributable to the development of integration products and increased functionality of the Company's existing products, as well as expenses relating to eBusiness initiatives. As a percent of total revenues, research and development expenses were 28% and 34% for the three months ended March 31, 2001 and 2000, respectively. The Company believes that a significant level of investment in research and development is essential to remain competitive. The Company's current research and development focus is on: development for future releases and enhanced functionality for Passport and Impact; eBusiness initiatives particularly supply chain management; and developing products to integrate efficiently into enterprise resource planning ("ERP"). The amount of research and development in absolute dollars for a particular period may vary depending on the projects in progress. To date, the Company has expensed all software development costs because development costs incurred subsequent to the establishment of technological feasibility have not been material.

Sales and Marketing. Sales and marketing expenses decreased 11% to $8.4 million in the three months ended March 31, 2001 from $9.4 million in the same period of 2000. As a percentage of total revenues, sales and marketing expenses were 20% and 30% for the three months ended March 31, 2001 and 2000, respectively. The decrease in sales and marketing expenses from the prior year period were related to a continuing review and rationalization of ongoing sales and marketing investments in the Company's vertical and geographic markets.

General and Administrative. General and administrative expenses increased 4% to $5.5 million in the three months ended March 31, 2001 from $5.3 million in the same period of 2000. As a percentage of total revenues, general and administrative expenses were 13% and 17% for the three months ended March 31, 2001 and 2000, respectively.

Restructuring Expenses. Restructuring expenses of $2.2 million were incurred in connection with the ongoing relocation of certain administrative functions to Atlanta, Georgia and severance payments related to the elimination of 56 positions globally. Approximately $1.0 million was paid during the quarter and $2.5 million was included in other accrued liabilities at March 31, 2001. The Company expects to incur additional charges in the second quarter but they will be significantly lower than in the first quarter. The foregoing statement regarding the Company's expectations for restructuring expenses is a forward-looking statement, and actual results may differ materially depending on a variety of factors, including variations in expected costs of restructuring.

Interest and Other Income. Interest and other income decreased to $0.6 million in the three months ended March 31, 2001 from $1.1 million in the same period of 2000 primarily due a decrease in cash balances used to fund the net operating loss for the quarter.

Provision (benefit) for Income Taxes. Income tax provision of $0.3 million represented an estimate of foreign income taxes payable for the quarter ended March 31, 2001. Income tax benefit in the comparable period in 2000 was $2.3 million.

Liquidity and Capital Resources

As of March 31, 2001, the Company's principal sources of liquidity consisted of approximately $42.5 million in cash and cash equivalents, $5.8 million in marketable securities and an available revolving bank line of credit of up to $15.0 million. The revolving credit facility expires on July 31, 2001. Borrowings under the line of credit bear interest at the prime rate or LIBOR rate plus 1.00%. There were $2.5 million in standby letters of credit outstanding on this line of credit as of March 31, 2001.

In the three months ended March 31, 2001, cash, cash equivalents and marketable securities decreased $6.7 million to $48.4 million from $55.1 million at December 31, 2000. This was primarily due to the $6.4 million net operating loss for the quarter, a net $2.1 million increase in working capital uses, and $0.3 million of capital expenditures for the quarter. The increase in working capital uses (excluding $2.1 million of depreciation and amortization add-back) is primarily related to one contract with a payment schedule that has a substantial and varying impact on quarterly cash balances. The Company anticipates that it will have capital expenditures during 2001 of approximately $9.0 million primarily for purchases of computer equipment, and upgrades of its facilities.

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

Risk Factors

Fluctuating Operating Results. The Company's operating results have fluctuated in the past, and the Company's results may fluctuate significantly in the future. The Company has generated net operating losses for the last six quarters, starting with a $6.8 million loss in Q4 1999, increasing to a $20.2 million loss in Q2 2000, and decreasing subsequently to a $6.4 million loss in Q1 2001. There is risk that the Company will not be profitable for additional quarters and that operating results for the Company will fluctuate from quarter to quarter, depending on a number of factors, including (i) the relatively long sales cycles for its products, (ii) the variable size and timing of individual license transactions, (iii) changes in demand for its products and services and market acceptance of new products, including any eBusiness offerings, (iv) competitive conditions in the industry, (v) changes in customer budgets, (vi) the timing of the introduction of new products or product enhancements by each such company or its competitors, (vii) the Company's success in and costs associated with developing and introducing new products, including the necessary software and technology for its eBusiness and/or next generation product initiatives, (viii) product life cycles, (ix) variability in new licenses obtained, (x) changes in the proportion of revenues attributable to licensing fees versus services, (xi) changes in the level of operating expenses, (xii) delay or deferral of customer implementations of their software, (xiii) software defects and other product quality problems, (xiv) effect of SEC requirements and AICPA Statements of Position on the Company's revenue recognition, and (xv) other economic conditions, generally, or in specific process industry segments. Further, the purchase of the Company's products generally involves a significant commitment of capital, with the attendant delays frequently associated with large capital expenditures and authorization procedures within large organizations. For these and other reasons, the sales cycles for the Company's products are typically lengthy and subject to a number of significant risks over which each such company has little or no control, including customers' budget constraints and internal authorization reviews. In addition, delays in the completion of a product implementation may require that the revenues associated with such implementation be recognized over a longer period than originally anticipated. Such delays in the implementation or execution of orders have caused, and may in the future cause, material fluctuations in the Company's operating results. Similarly, customers may cancel implementation projects at any time without penalty, and such cancellations could have a material adverse effect on the Company's business or results of operations. Because the Company's expenses are relatively fixed, a small variation in the timing of recognition of specific revenues can cause significant variations in operating results from quarter to quarter and may in some future quarter result in losses or have a material adverse effect on the Company's business or results of operations.

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

New Products; New Markets

In September 1999, the Company announced its eBusiness initiatives which are focused on next generation internet products, applications, portals and web-based solutions for the EAM market. One of the Company's eBusiness investments is within e-procurement for Advanced Supply Chain Management solutions. During the three months ended March 31, 2001 the Company announced, in collaboration with a key customer, the commission of an integrated supply chain solution to the utility industry digital marketplace. During 2000, the first two modules of the Company's IndusBuyDemand supply chain management product suite were launched. Additionally, the Company's IndusConnect ERP collaborative workplace integration products were introduced.

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

Management and Dependence on Key Personnel

Changes to the Company's business and customer base have placed a strain on management and operations. Previous expansion had resulted in substantial growth in the number of Company employees, the scope of its operating and financial systems and the geographic area of its operations, resulting in increased responsibility for management personnel. In addition, the Company has had significant turnover at the executive management level in the past eighteen months. This team has only recently begun to work together, and they may be unable to integrate and work effectively as a team. There can be no assurance that the Company will be able to motivate and retain the current executive management team or that they will be able to work together effectively. If the Company loses any members of its executive management team or they are unable to work together effectively, the Company's business, operations and financial results could be adversely affected.

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

Possible Decrease in Market Demand

Overall demand for enterprise software may grow more slowly or actually decrease in upcoming quarters and years because of decreased general economic conditions, decreased spending by companies in the industries we serve or otherwise. This may reflect a saturation of the market for enterprise software as well as deregulation and retrenchment affecting the way companies purchase enterprise software. To the extent that a slowdown in the market for enterprise software market materializes, the Company's business, results of operations and financial condition are likely to be materially adversely affected.

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

Risks of International Operations

International revenue (from sales outside the United States, Canada and Mexico) accounted for approximately 16% and 21% of total revenues in 1999 and 2000, respectively. The Company maintains an operational presence in the United Kingdom, Australia, France and Japan. In addition, the Company has established sales and support offices in Europe, Australia and Japan, and expects international sales to continue to become a more significant component of its business. International expansion may require the Company to establish additional foreign operations and hire additional personnel. This may require significant management attention and financial resources and could adversely affect the Company's operating margin. To the extent the Company is unable to effect these additions efficiently and in a timely manner, its growth, if any, in international sales will be limited, and its business, operating results and financial condition could be materially and adversely affected. There can be no assurance that the Company will be able to maintain or increase international market demand for its products.

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

Recent economic fluctuations, particularly in the Asia- Pacific marketplace, have caused a heightened awareness of the impact this portion of the world's economy can have on the overall economy. As the Asia- Pacific market currently represents almost one-third of the world's buying power and approximately 3% of the Company's revenues in 1999 and 2000, changes in this area's economic growth rate may impact suppliers of product into that market. While the actual magnitude of the business at risk is unknown, it is likely that capital spending in this market will continue to fluctuate and thus, the Company's ability to increase revenues in this region may be negatively impacted.

Dependence on Proprietary Technology; Risks of Infringement

The Company's success is heavily dependent upon its proprietary technology. The Company relies on a combination of the protections provided under applicable copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements, to establish and protect its proprietary rights. As part of its confidentiality procedures, the Company generally enters into non-disclosure agreements with its employees, distributors and corporate partners, and license agreements with respect to its software, documentation and other proprietary information. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of the Company's products or to reverse engineer or obtain and use information that the Company regards as proprietary, to use the Company's products or technology without authorization, or to develop similar technology independently. Moreover, the laws of certain countries do not protect the Company's proprietary rights to the same extent, as do the laws of the United States. Furthermore, the Company has no patents, and existing copyright laws afford only limited protection. The Company makes source code available for certain of its products and providing such source code may increase the likelihood of misappropriation or other misuses of the Company's intellectual property. Accordingly, there can be no assurance that the Company will be able to protect its proprietary software against unauthorized third party copying or use, which could adversely affect the Company's competitive position.

The Company is not aware that any of its products infringe the proprietary rights of third parties. There can be no assurance, however, that a third party will not assert that the Company's technology violates its patents or other proprietary rights in the future. As the number of software products in the industry increases and the functionality of these products further overlap, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time consuming and expensive to defend or could require the Company to enter into royalty and licensing agreements. Such royalty or license agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company's business, operating results and financial condition.

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

Dependence on Licensed Technology from Third Parties

Elements of the Company's products are licensed from third parties under agreements, which may include certain warranties and representations that the Company passes through to the end users, as applicable. The loss of the Company's right to use and license such technology could limit the Company's ability to successfully market certain modules or products. While the Company believes that it would be able to either license or develop alternatives to such component technologies, there can be no assurance that the Company would be able to do so, or that such alternatives would achieve market acceptance or be available on a timely basis. Failure to obtain the necessary licenses or to develop needed technologies could have a material adverse effect on the Company's business, operating results and financial condition.

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

Risks Associated with The United Kingdom's Ministry of Defense Agreement

In the first quarter of 2001, the Company announced that the United Kingdom's Ministry of Defense ("MoD") had selected the Company as the application provider for logistics and asset management. The Company's expects its PassPort application to become the central software platform for the MoD's inventory reduction and on-line logistical support programs. These projects will be implemented in stages. The first phase of the project has been approved and includes a payment schedule that will have a substantial and varying impact on the Company's quarterly working capital and cash balances. Due to the size of this project, problems with successful and timely implementation may have a material effect on the future financial results of the Company.

Risk of Software Defects; Product Liability

The sale and support of the Company's products may entail the risk of product liability claims. The license agreements of the Company typically contain provisions designed to limit exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in such license agreements may not be effective as a result of federal, state or local laws or ordinances or unfavorable judicial decisions. A successful product liability claim brought against the Company relating to its products or third part software embedded in the Company's products could have a material adverse effect upon the Company's business, operating results and financial condition.

Effect of Securities and Exchange Commission ("SEC") Requirements and American Institute of Certified Public Accountants ("AICPA") Statements of Position on the Company's Revenue Recognition

In October 1997, the AICPA issued Statement of Position No. 97-2 "Software Revenue Recognition" ("SOP 97-2") which superceded SOP No. 91-1. SOP No. 97-2 was effective for the Company's fiscal year beginning June 1, 1998, as amended by SOP No. 98-4 and SOP No. 98-9, and provides guidance on applying generally accepted accounting principles for software recognition transactions. In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which provides further revenue recognition guidance. The accounting profession continues to review certain provisions of SOP No. 97-2 and SAB 101 with the objective of providing additional guidance on implementing consistent standards for software revenue recognition. Depending on the outcome of these reviews and the issuance of implementation guidelines and interpretations, the Company may be required to change its revenue recognition policies and business practices, and such changes could have a material adverse impact on the Company's business, results of operations or financial position.

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

Pending Litigation

The Company is involved in certain pending litigation with former employees that, if resolved unfavorably to the Company, may require the Company to pay material cash payments in settlement. Any such payment could adversely affect the cash position of the Company. See Part II - Item 1 for further discussion.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's cash flow can be exposed to market risks primarily in the form of changes in interest rates in its short term borrowings available under its revolving bank line of credit as well as its investments in certain available-for-sale securities. The Company's cash management and investment policies restrict investments to highly liquid, low risk debt instruments. The Company currently does not use interest rate derivative instruments to manage exposure to interest rate changes

We provide our services to customers primarily in the United States and, to some extent, in Europe, Asia Pacific and elsewhere throughout the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Sales are primarily made in U.S. Dollars; however, as we continue to expand our operations, more of our contracts may be denominated in Australian Dollars, British Pounds, Euros and Japanese Yen. A strengthening of the U.S. Dollar could make our products less competitive in foreign markets.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In June 2000, the Company was served with a demand for arbitration by William Grabske, the Company's former Chief Executive Officer. Mr. Grabske seeks enforcement of a purported Settlement Agreement and Mutual Release. The demand seeks severance pay and reimbursement of expenses of approximately $1.0 million plus interest, options for approximately 20,000 shares of stock in the Company and fees and costs. The Company has asserted counterclaims alleging it was fraudulently induced into the Settlement and Mutual Release, and setting forth other claims. The parties have agreed to arbitrate their dispute before Judicial Arbitration and Mediation Services, Inc. ("JAMS").

In January 2001, the Company was notified of the filing of a lawsuit by Robert Pocsik, the Company's former Chief Administrative Officer. In April 2001 a lawsuit was filed which alleges breach of alleged implied employment contract , alleged defamation with respect to termination of his employment, and alleged misrepresentation with his offer of employment and terms of employment. The lawsuit alleges an unspecified amount of damages. The Company intends to vigorously contest plaintiff's claims, and to assert counterclaims.

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

INDUS INTERNATIONAL, INC.

(Registrant)

Dated: May 15, 2001

By:	/s/ J. Michael Highland

J. Michael Highland
Executive Vice President Finance and Administration and Chief Financial Officer Principal Financial Officer

Dated: May 15, 2001

By:	/s/ Roy A. Crumrine

Roy A. Crumrine
Vice President, Controller Principal Accounting Officer