Form 10-Q
period 2001-06-30
INDUS INTERNATIONAL INC
filed 2001-08-14
CIK 1041333

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

[Mark One]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-22993

                                ----------------

                            INDUS INTERNATIONAL, INC.
          (Exact name of Registrant issuer as specified in its charter)


                     DELAWARE                                 94-3273443
         (State or other jurisdiction of                  (I.R.S. Employer
          incorporation or organization)                 Identification No.)


   3301 WINDY RIDGE PARKWAY, ATLANTA, GEORGIA                   30339

    (Address of principal executive offices)                  (Zip code)

                                 (770) 952-8444
              (Registrant's telephone number, including area code)

                                ----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of August 6, 2001, Registrant had outstanding 34,911,442 shares of Common Stock, $.001 par value.


================================================================================

                                TABLE OF CONTENTS

                                                                                                           PAGE
                                                                                                           ----
                                         PART I: FINANCIAL INFORMATION

Item  1.  Financial Statements (Unaudited):
          Condensed Consolidated Statements of Operations - three and six months ended
              June 30, 2001 and 2000.................... ................................................    3
          Condensed Consolidated Balance Sheets - June 30, 2001 and December 31, 2000....................    4
          Condensed Consolidated Statements of Cash Flows - six months ended
              June 30, 2001 and 2000.....................................................................    5
          Notes to Condensed Consolidated Financial Statements...........................................    6
Item  2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........    9
Item  3.  Quantitative and Qualitative Disclosures About Market Risk.....................................   18

                                           PART II: OTHER INFORMATION

Item  1.  Legal Proceedings..............................................................................   19
Item  2.  Changes in Securities and Use of Proceeds......................................................   19
Item  3.  Defaults Upon Senior Securities................................................................   19
Item  4.  Submission of Matters to a Vote of Security Holders............................................   19
Item  5.  Other Information..............................................................................   20
Item  6.  Exhibits and Reports on Form 8-K...............................................................   20


          Signatures.....................................................................................   21

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            INDUS INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)

                                   (Unaudited)

                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                                            JUNE 30,                      JUNE 30,
                                                   -----------------------       -----------------------
                                                     2001           2000           2001           2000
                                                   --------       --------       --------       --------
REVENUES:
    Software license fees ...................      $  1,335       $  3,176       $  6,350       $  3,808
    Services, maintenance and other .........        41,800         29,421         79,162         60,532
                                                   --------       --------       --------       --------
        Total revenues ......................        43,135         32,597         85,512         64,340
Cost of revenues ............................        20,424         21,718         41,456         40,029
                                                   --------       --------       --------       --------
Gross margin ................................        22,711         10,879         44,056         24,311
                                                   --------       --------       --------       --------

OPERATING EXPENSES:
     Research and development ...............        11,810         12,112         23,804         22,853
     Sales and marketing ....................         6,849         14,556         15,263         23,918
     General and administrative .............         4,180          6,393          9,682         11,686
     Restructuring expenses .................         7,973             --         10,169             --
                                                   --------       --------       --------       --------
       Total operating expenses .............        30,812         33,061         58,918         58,457
                                                   --------       --------       --------       --------

Loss from operations ........................        (8,101)       (22,182)       (14,862)       (34,146)

Interest and other expense/(income) .........          (739)        (1,114)        (1,377)        (2,172)
                                                   --------       --------       --------       --------

Loss before income taxes ....................        (7,362)       (21,068)       (13,485)       (31,974)

Provision (credit) for income taxes .........          (666)          (914)          (380)        (3,198)
                                                   --------       --------       --------       --------

Net loss ....................................      $ (6,696)      $(20,154)      $(13,105)      $(28,776)
                                                   ========       ========       ========       ========

NET LOSS PER SHARE:
Basic .......................................      $  (0.19)      $  (0.59)      $  (0.38)      $  (0.85)
                                                   ========       ========       ========       ========

Diluted .....................................      $  (0.19)      $  (0.59)      $  (0.38)      $  (0.85)
                                                   ========       ========       ========       ========

Shares used in computing per share data
Basic .......................................        34,791         34,327         34,745         33,906
Diluted .....................................        34,791         34,327         34,745         33,906



                             See accompanying notes.

                            INDUS INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                               JUNE 30, 2001       DECEMBER 31, 2000
                                                                               -------------       -----------------
              ASSETS

CURRENT ASSETS:
Cash and cash equivalents ...............................................        $  52,086             $  37,535
Marketable securities ...................................................            3,389                17,572
Billed accounts receivable, less allowance for doubtful accounts of
  $5,290 at June 30, 2001 and $5,379 at December 31, 2000 ...............           22,006                33,835
Unbilled accounts receivable ............................................           20,466                13,039
Other current assets ....................................................           14,962                13,189
                                                                                 ---------             ---------
    Total current assets ................................................          112,909               115,170

Property and equipment, net .............................................           20,528                22,233
Other non-current assets ................................................            2,496                 2,943
                                                                                 ---------             ---------
              Total assets ..............................................        $ 135,933             $ 140,346
                                                                                 =========             =========
              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable ........................................................        $   5,178             $   5,867
Current portion of obligations under capital leases .....................               69                    71
Income taxes payable ....................................................              609                     0
Deferred revenue ........................................................           45,318                41,185
Other accrued liabilities ...............................................           29,706                24,581
                                                                                 ---------             ---------
    Total current liabilities ...........................................           80,880                71,704

Obligations under capital leases and other liabilities ..................               31                    71

STOCKHOLDERS' EQUITY:
Common stock ............................................................               35                    35
Additional paid-in capital ..............................................          121,831               121,313
Deferred compensation and other .........................................              (62)                 (128)
Accumulated deficit .....................................................          (61,316)              (48,211)
Accumulated other comprehensive loss ....................................           (3,285)               (1,871)
Treasury stock, at cost .................................................           (2,181)               (2,181)
                                                                                 ---------             ---------
    Total stockholders' equity ..........................................           55,022                68,957
                                                                                 ---------             ---------
              Total liabilities and stockholders' equity ................        $ 135,933             $ 140,732
                                                                                 =========             =========



                            See accompanying notes.

                            INDUS INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                          Six Months Ended
                                                                              June 30,
                                                                    ---------------------------
                                                                      2001              2000
                                                                    ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...................................................        $ (13,105)        $ (28,776)
    Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Depreciation and amortization .......................            4,031             4,097
       Changes in operating assets and liabilities .........           10,778            11,769
                                                                    ---------         ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ........            1,704           (12,910)
                                                                    ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of marketable securities .....................          (33,041)         (235,832)
    Sales of marketable securities .........................           47,423           245,686
    Acquisitions of property and equipment .................           (1,982)           (6,450)
                                                                    ---------         ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ........           12,400             3,404
                                                                    ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net repayment of capital leases ........................              (43)             (218)
    Net proceeds from issuance of common stock .............              490             8,224
                                                                    ---------         ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ........              447             8,006
                                                                    ---------         ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......           14,551            (1,500)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...........           37,535            16,345
                                                                    ---------         ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .................        $  52,086         $  14,845
                                                                    =========         =========



                             See accompanying notes.

                            INDUS INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.       BUSINESS AND BASIS OF PRESENTATION

Indus International, Inc. ("the Company") develops, markets, implements and supports a proprietary line of Enterprise Asset Management ("EAM") software and implementation services. Indus' products and professional services help companies to manage their asset-related resources such as labor, materials, tools, and equipment. The Company derives its revenues primarily from software licensing fees, implementation and training services and maintenance fees. Indus offers a wide range of solutions to address the needs of clients in several industry sectors, such as oil and gas, utilities, pulp and paper, metals and mining, and defense.

Indus delivers the value of EAM excellence through its core PassPort and EMPAC products, and new vision products that support e-Business and a collaborative workplace. Clients using IndusAnyWare can fully leverage the Company's wireless technology to empower a mobile work force and streamline their business processes. In the realm of e-Business, IndusBuyDemand can seamlessly link customers from their EAM solution either to Internet marketplaces, or directly to key vendors. The suite of IndusConnect products operates within a collaborative framework, using open Application Programming Interfaces to link numerous systems, allowing clients the freedom to select the complementary solution products that best meet their needs.

The accompanying unaudited condensed consolidated financial information has been prepared by management in accordance with generally accepted accounting principles for interim financial information and pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's ("SEC") rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position at June 30, 2001 and results of operations and cash flows for all periods presented have been made. The condensed, consolidated balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date.

These condensed, consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's 2000 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The consolidated results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2001.

2.       COMPREHENSIVE INCOME (LOSS)

Comprehensive loss, which includes net loss, plus foreign currency translation effects and unrealized gain (loss) on securities investments, amounted to ($6.8) million and ($20.7) million, respectively, for the three months ended June 30, 2001 and 2000. Comprehensive loss was ($14.5) million and ($29.4) million, respectively, for the six months ended June 30, 2001 and 2000.

3.       RESTRUCTURING EXPENSES

Restructuring expenses of $8.0 million and $10.2 million were incurred during the three and six month periods ended June 30, 2001, respectively, in connection with the ongoing relocation of the Company's headquarters and certain administrative functions to Atlanta, Georgia, severance payments related to the elimination of 56 global positions, and charges representing the estimated excess lease costs associated with subleasing redundant San Francisco office space. Approximately $1.1 million was paid during the quarter ended June 30, 2001 and approximately $2.2 million was paid for the first six months of 2001. $9.3 million was included in other accrued liabilities at June 30, 2001 related to the following:

                            INDUS INTERNATIONAL, INC.

                                   (Unaudited)

         (In thousands)           Payroll and
                                 Related Costs     Facilities        Total
                                 -------------     ----------       -------
         Balance at 12/31/00        $   337         $ 1,260         $ 1,597
            Payments                   (621)           (406)         (1,027)
            Accruals                  1,089             874           1,963
                                    -------         -------         -------
         Balance at 3/31/01         $   805         $ 1,728         $ 2,533
                                    -------         -------         -------
            Payments                   (638)           (494)         (1,132)
            Accruals                    464           7,387           7,851
                                    -------         -------         -------
         Balance at 6/30/01         $   631         $ 8,621         $ 9,252
                                    =======         =======         =======

In addition, approximately $0.1 million of other costs related to the restructuring were recorded directly to restructuring expense during the quarter ended June 30, 2001, and approximately $0.3 million of other costs related to the restructuring were recorded directly to restructuring expense for the six months ended June 30, 2001.

4.       EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed using net income and the weighted average number of common shares outstanding during each period. Diluted earnings
(loss) per share is computed using net income and the weighted average number of common and dilutive common equivalent shares outstanding during each period, reflecting the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The Company has adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share" ("EPS"). SFAS No. 128 requires a dual presentation of basic and diluted EPS. The weighted average number of common shares outstanding for the three and six-month periods ended June 30, 2000 is presented below consistent with the three and six-month periods ended June 30, 2001; however, the Company has not included shares of common stock issuable upon conversion of options and other convertible securities in the calculation of EPS as such inclusion would have an anti-dilutive effect. Approximately 9.0 million and 8.5 million common stock equivalents were outstanding at June 30, 2001 and 2000, respectively.

The computations of the weighted average number of shares outstanding for the quarters ended June 30, 2001 and 2000 are as follows (in thousands):

                                                           Three Months Ended           Six Months Ended
                                                                June 30,                     June 30,
                                                          --------------------        --------------------
                                                           2001          2000          2001          2000
                                                          ------        ------        ------        ------
Weighted average shares outstanding
 - used for basic ................................        34,791        34,327        34,745        33,906

Weighted average shares outstanding and
  dilutive equivalents - used for diluted ........        34,791        34,327        34,745        33,906


5.       RECENT ACCOUNTING PRONOUNCEMENTS

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

                            INDUS INTERNATIONAL, INC.

                                   (Unaudited)

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. SFAS No. 141 eliminates the use of the pooling of interests method for all business combinations initiated after June 30, 2001. SFAS No. 141 also provides new criteria to determine whether an acquired intangible asset should be recognized separately from goodwill, and requires expanded disclosure requirements. The Company adopted SFAS No. 141 in the third quarter of 2001.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is no longer subject to amortization; instead it will be subject to new impairment testing criteria. Other intangible assets will continue to be amortized over their estimated useful lives, although those with indefinite lives are not to be amortized but will be tested at least annually for impairment, using a lower of cost or fair value approach. The Company anticipates adopting SFAS No. 142 in accordance with the provisions of the statement, and has not yet estimated the effect of adoption on its financial position or results of operations.

6.       STOCK REPURCHASE PROGRAM

In July 1999, the Company's Board of Directors approved a stock repurchase program for up to 2,000,000 shares of the Company's outstanding common stock. The Company is authorized to use available cash to buy back its shares in open market transactions from time to time, subject to price and market conditions. As of June 30, 2001, the Company held as treasury stock 435,500 shares that had been repurchased under the program.

7.       LITIGATION

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

In connection with the restatement of the Company's financial statements for the third quarter of 1999, the SEC initiated a formal investigation with which the Company has cooperated. In April 2001, the Company, without admitting or denying any wrong doings, entered into an Offer of Settlement with the SEC to settle the cease-and-desist proceedings.

In June 2000, the Company was served with a demand for arbitration by William Grabske, the Company's former Chief Executive Officer. Mr. Grabske seeks enforcement of a purported Settlement Agreement and Mutual Release. The demand seeks severance pay and reimbursement of expenses of approximately $1.0 million plus interest, options for approximately 20,000 shares of stock in the Company, and fees and costs. The Company intends to vigorously contest Mr. Grabske's demand and has asserted various counterclaims.

In April 2001, Robert Pocsik, the Company's former Chief Administrative Officer, filed a lawsuit against the Company. Mr. Pocsik subsequently amended the complaint to add one current and one former executive officer of the Company as co-defendants. Mr. Pocsik alleges breach of implied employment contract, breach of the covenant of good faith and fair dealing, defamation with respect to termination of his employment, and misrepresentation with his offer of employment and terms of employment. Mr. Pocsik seeks an unspecified amount of damages. The Company intends to vigorously contest plaintiff's claims and to assert counterclaims where available.

The Company does not believe that, individually or in aggregate, the legal matters to which it is currently a party are likely to have a material adverse effect on its results of operations or financial condition.

From time to time, the Company is involved in other legal proceedings incidental to the conduct of its business. The outcome of these claims cannot be predicted with certainty. The Company intends to defend itself vigorously in these actions. However, any settlement or judgment may have a material adverse effect on the Company's results of operations in the period in which such settlement or judgment is paid or payment becomes probable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the SEC, including the Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and the Quarterly Reports on Form 10-Q filed by the Company in fiscal 2001.


CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of total revenues represented by certain line items in the Company's consolidated statements of operations:

                          Percentage of Total Revenues


                                                 Three Months Ended             Six Months Ended
                                                       June 30,                     June 30,
                                                ---------------------         ---------------------
                                                 2001           2000           2001           2000
                                                ------         ------         ------         ------
REVENUES:
    Software license fees ..............           3.1%           9.7%           7.4%           5.9%
    Services and maintenance ...........          96.9%          90.3%          92.6%          94.1%
                                                ------         ------         ------         ------
        Total revenues .................         100.0%         100.0%         100.0%         100.0%
Cost of revenues .......................          47.3%          66.6%          48.5%          62.2%
                                                ------         ------         ------         ------
Gross margin ...........................          52.7%          33.4%          51.5%          37.8%
                                                ------         ------         ------         ------
OPERATING EXPENSES:
     Research and development ..........          27.4%          37.1%          27.8%          35.5%
     Sales and marketing ...............          15.9%          44.7%          17.9%          37.2%
     General and administrative ........           9.7%          19.6%          11.3%          18.2%
     Restructuring expenses ............          18.5%           0.0%          11.9%           0.0%
                                                ------         ------         ------         ------
       Total operating expenses ........          71.5%         101.4%          68.9%          90.9%
                                                ------         ------         ------         ------
Loss from operations ...................         -18.8%         -68.0%         -17.4%         -53.1%
Interest and other income ..............           1.7%           3.4%           1.6%           3.4%
                                                ------         ------         ------         ------
Loss before income taxes ...............         -17.1%         -64.6%         -15.8%         -49.7%
Provision (credit) for income taxes ....           1.6%           2.8%           0.5%           5.0%
                                                ------         ------         ------         ------
Net loss ...............................         -15.5%         -61.8%         -15.3%         -44.7%
                                                ======         ======         ======         ======

Revenues. The Company's revenues are derived from software licensing fees and from professional services, which include implementation and training services, customer funded development, and maintenance fees. During the three months ended June 30, 2001, total revenues increased 32% to $43.1 million, as compared to $32.6 million in the same period of 2000. In the first six months of 2001, total revenues increased 33% to $85.5 million, as compared to $64.3 million for the same period of 2000.

Revenues from software licensing fees were 3% and 10% of total revenues for the three months ended June 30, 2001 and 2000, respectively. Revenues from software licensing fees decreased 58% to $1.3 million in the quarter ended June 30, 2001 from $3.2 million for the same period of 2000. Through the first six months of 2001, revenues from software licensing fees increased 67% to $6.4 million from $3.8 million for the same period of 2000. Revenues from software licensing fees were 7% and 6% of total revenues for the six months ended June 30, 2001 and 2000, respectively. The increase in software licensing fees was primarily attributable to the completion of license fee revenue recognition associated with the Company's contract with Ministry of Defense ("MoD") in the United Kingdom and larger license fees recognizable under SOP 97-2 and SAB 101.

Revenues from professional services, customer maintenance and support were 97% and 90% of total revenues for the three months ended June 30, 2001 and 2000, respectively, and 93% and 94% of total revenues for the six months ended June 30, 2001 and 2000, respectively. Revenues from professional services, customer maintenance and support increased by 42% to $41.8 million in the three months ended June 30, 2000 from $29.4 million in the same period of 2000. This increase is primarily attributable to services provided under the Company's contract with the MoD. Through the first six months of 2001, revenues from professional services, customer maintenance and support increased 31% to $79.2 million, from $60.5 million for the corresponding period in 2000. This increase is primarily attributable to services provided under the MoD contract and increased revenues recognized from new licensing fee contracts.

From a geographic perspective, during the three months ended June 30, 2001, 58% of revenues were generated in North America, 38% of revenues were generated in EMEA (Europe, Middle East and Africa), and the remaining 4% were generated in APAC (Asia and the Pacific Rim). During the three months ended June 30, 2000, 82% of revenues were generated in North America, 14% in EMEA and 4% in APAC. During the first six months of 2001, 61% of revenues were from North America, 34% were from EMEA, and 5% were from APAC. During the six months ended June 30, 2000, 82% of revenues were generated in North America, 14% in EMEA and 4% in APAC. As most of the Company's existing contracts are denominated in U.S. dollars, foreign currency fluctuations have not significantly impacted the Company's results of operations.

The MoD contract represented 25% and 3% of revenues for the three months ended June 30, 2001 and 2000, respectively. For the six month periods ended June 30, 2001 and 2000, this contract represented 21% and 2% of revenues, respectively.

The Company had total deferred revenue of $45.3 million at June 30, 2001 and $41.2 million as of December 31, 2000. The Company had deferred licensing revenue in the amount of $24.7 million at June 30, 2001 and $16.1 million at December 31, 2000. The increase in deferred licensing revenue reflects the growth in new licensing fee contracts signed.

Cost of Revenues. Cost of revenues consists primarily of (i) personnel and related costs for implementation and consulting services, (ii) training and customer support services and (iii) license fees to third parties upon the sale of the Company's products containing third-party software. Gross profits on license fees are substantially higher than gross profits on services revenues, reflecting the low packaging and production costs of software products compared with the relatively high personnel costs associated with providing implementation, maintenance, consulting and training services.

Cost of revenues decreased 6% to $20.4 million in the three months ended June 30, 2001 from $21.7 million in the same period of 2000. The cost of revenues decreased in absolute dollars during the second quarter, while professional services, customer maintenance and support revenues increased. In the first six months of 2001, cost of revenues increased 4% to $41.5 million from $40.0 million for the same period of 2000. The cost of revenues in absolute dollars increased in correlation with our higher licensing and services revenues.

The gross margin as a percentage of revenues increased to 53% for the three months ended June 30, 2001 from 33% for the same period in 2000. The gross margin increase was related to a bonus payment received from one customer related to the achievement of pre-determined milestones. Excluding this bonus payment, which was approximately $1.6 million, gross margin as a percentage of sales would have been 51%. Through six months of 2001, the gross margin as a percentage of revenues increased to 52% from 38% for the same period in 2000.

Margins on licensing fees were 94% during the second quarter of 2001, compared to 47% in the second quarter of 2000. Margins on professional services, customer maintenance and support were 52% during the second quarter of 2001 compared to 31% in the second quarter of 2000.

Research and Development. Research and development expenses consist primarily of: (i) personnel and related costs, (ii) computer processing costs and (iii) third party consultant fees directly attributable to the development of new software application products and enhancements to existing products.

Research and development expenses decreased 2.5% to $11.8 million in the three months ended June 30, 2001 from $12.1 million in the same period of 2000. For the six months ended June 30, 2001, research and development increased by 4.2% to $23.8 million from $22.9 million for the same period in 2000. The increase was attributable to the development of integration products and increased functionality of the Company's existing products, as well as continued development efforts relating to its supply chain and other e-initiatives.

As a percentage of total revenues, research and development expenses were 27% and 37% for the three months ended June 30, 2001 and 2000, respectively. For the first six months of 2001, research and development expenses as a percentage of total revenues were 28% compared to 36% for the same period of 2000.

The Company believes that a significant level of investment in research and development is essential to remain competitive. The Company's current research and development focus is on: development for future releases and enhanced functionality for Passport and EMPAC; next generation new product offerings, including web-based applications and e-initiatives, particularly e-procurement and integrated supply chain solutions; and developing collaborative workplace products to integrate efficiently into enterprise resource planning ("ERP") applications. The amount of research and development in absolute dollars for a particular period may vary depending on the projects in progress. To date, the Company has expensed all software development costs because development costs incurred subsequent to the establishment of technological feasibility have not been material.

Sales and Marketing. Sales and marketing expenses include personnel costs, sales commissions, and the costs of advertising, public relations, and participation in industry conferences and trade shows. Sales and marketing expenses decreased 53% to $6.8 million in the three months ended June 30, 2001 from $14.6 million in the same period of 2000. For the first six months of 2001, sales and marketing expenses decreased 36% to $15.3 million compared to $23.9 million for the same period of 2000. As a percentage of total revenues, sales and marketing expenses were 16% and 45% for the three months ended June 30, 2001 and 2000, respectively. Through the first six months of 2001, sales and marketing expenses as a percentage of total revenues were 18% compared to 37% for the same period of 2000. The decrease in sales and marketing expenses from the prior year periods were related to a continuing review and rationalization of ongoing sales and marketing investments in the Company's vertical and geographic markets.

General and Administrative. General and administrative expenses include the costs of finance, human resources, and administrative operations. General and administrative expenses decreased 35% to $4.2 million in the three months ended June 30, 2001 from $6.4 million in the same period of 2000. For the first six months of 2001, general and administrative expenses decreased 17% to $9.7 million compared to $11.7 million for the same period of 2000. As a percentage of total revenues, general and administrative expenses were 10% and 20% for the three months ended June 30, 2001 and 2000, respectively. Through the first six months of 2001, general and administrative expenses as a percentage of total revenues were 11% compared to 18% for the same period of 2000.

Restructuring Expenses. Restructuring expenses of $8.0 million were incurred in the second quarter ended June 30, 2001. Approximately 90% of the second quarter restructuring charge represents the estimated excess lease costs associated with subleasing redundant San Francisco office space, which resulted from the Company's previously announced relocation of its headquarters to Atlanta. Due to the excess capacity of available lease space in the San Francisco market, lease rates have declined from approximately $60 per square foot at the beginning of 2001 to the $28-$30 per square foot range, which is below our actual lease cost of $45 per square foot. The remaining restructuring charge relates to the relocation of certain administrative functions to Atlanta, Georgia, which the Company estimates to be paid out by year end.

We do not anticipate taking any significant further restructuring charges related to the relocation of administrative functions to Atlanta. We could incur future charges or credits, in the event that the underlying assumptions used to develop our estimates of excess lease costs, such as the timing and amount of any sublease income, change.

Interest and Other Income. Interest and other income decreased to $0.7 million in the three months ended June 30, 2001 from $1.1 million in the same period of 2000. Through the first six months of 2001, interest and other income decreased to $1.4 million from $2.2 million for the same period of 2000. The decrease is primarily attributable to a reduction in interest earning assets combined with lower interest rates earned.

Provision (benefit) for Income Taxes. Income tax benefit of $0.7 million for the second quarter of 2001 and $0.4 million for the first six months of 2001 represents an estimate of the net foreign income taxes payable and receivable. Income tax benefit in the comparable periods in 2000 were $0.9 million for the second quarter and $3.2 million for the first six months.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001, the Company's principal sources of liquidity consisted of approximately $52.1 million in cash and cash equivalents, $3.4 million in marketable securities and an available revolving bank line of credit of up to $15.0 million. The revolving credit facility expires on October 31, 2001. Borrowings under the line of credit bear interest at the prime rate or LIBOR rate plus 1.00%. There were $2.5 million in standby letters of credit outstanding on this line of credit as of June 30, 2001. The Company is currently in negotiations to extend this line of credit and anticipates negotiations to be satisfactorily concluded during the quarter ended September 30, 2001.

In the three months ended June 30, 2001, cash, cash equivalents and marketable securities increased $7.1 million to $55.5 million from $48.4 million at March 31, 2001. Through the first six months of 2001, cash, cash equivalents and marketable securities increased $0.4 million from $55.1 million at December 31, 2000. The increase in cash during the second quarter of 2001 is primarily due to collections from new license fee contracts booked during the first six months of 2001, as well as scheduled payments for work completed on the MoD project. This project will be implemented in stages, which will have a substantial and varying impact on the Company's cash balances.

The Company believes that its existing cash, cash equivalents and marketable securities, together with anticipated cash flows from operations and available bank borrowings, will be sufficient to meet its cash requirements for at least the next 12 months.


RISK FACTORS

Our Operating Results May Fluctuate Significantly from Quarter to Quarter.

The Company's operating results have fluctuated in the past, and the Company's results may fluctuate significantly in the future. For example, the Company has generated net operating losses for the last seven quarters, starting with a $6.8 million loss in the fourth quarter of 1999, increasing to a $20.2 million loss in the second quarter of 2000, and decreasing subsequently to a $6.4 million loss and a $6.7 million loss in the first and second quarters of 2001. The Company may not be profitable for additional quarters and operating results may fluctuate from quarter to quarter, depending on a number of factors, including:

-  the relatively long sales cycles for its products;
-  delays or deferral in the completion of product implementation;
-  the variable size and timing of individual license transactions;
- changes in demand for its products and services, including any eBusiness and/or next generation product initiatives;
- the development and introduction of new operating systems that require additional development efforts, including any eBusiness initiatives;
- technological changes in computer systems and environments that require additional development efforts;
- market acceptance of new products, including any eBusiness and/or next generation product offerings;
- competitive conditions in the industry, including changes in pricing policies of the Company or its competitors;
-  changes in customer budgets;
- the timing of the introduction of new products or product enhancements by the Company or its competitors;
- the Company's success in and costs associated with developing, introducing and marketing new products, including the necessary software and technology for its eBusiness and/or next generation product initiatives;
-  product life cycles;
-  variability in new licenses obtained;
- changes in the proportion of revenues attributable to licensing fees versus services;
-  changes in the level of operating expenses;

-  delay or deferral of customer implementations of their software;
-  software defects and other product quality problems;
- the successful completion of customer funded development and implementation projects;
-  the success in expanding sales and marketing programs;
-  personnel changes, including changes in Company management;
-  changes in the Company's sales organization;
-  fluctuations in foreign currency exchange rates;
- effect of SEC requirements and AICPA Statements of Position on the Company's revenue recognition; and
- other economic conditions, generally, or in specific vertical industry segments.

Changes in operating expenses or variations in the timing of recognition of specific revenues resulting from any of the these factors can cause significant variations in operating results from quarter to quarter and may in some future quarter result in losses or have a material adverse effect on the Company's business or results of operations.

New Products, Markets and Business Areas

In September 1999, the Company announced its e-initiatives, which are focused on next generation Internet products, applications, portals and web-based solutions for the EAM market. One of the Company's e-Business investments is the e-Procurement for Advanced Supply Chain Management solution. During the first quarter of 2001 the Company announced, in collaboration with a key customer, the commission of an integrated supply chain solution to the utility industry digital marketplace. During 2000, the first two modules of the Company's IndusBuyDemand supply chain management product suite were launched. Additionally, the Company's IndusConnect ERP collaborative workplace integration products were introduced.

There can be no assurance that any of the Company's new products, including its e-initiatives and web-based offerings, will be sold successfully in the business-to-business e-Business market or if they can achieve market acceptance. The Company's future success in the e-Business market will depend on its ability to accurately determine the functionality and features required by its customers, as well as the ability to enhance its e-Business products and deliver them in a timely manner.

The Internet market is an emerging market that may undergo rapid technological change. The Company cannot predict the present and future size of the potential market for its e-Business products and services. The Company may incur substantial costs to enhance and modify its products and services in order to meet the demands of this potential market.

Changes in Management

The Company has had significant turnover at the executive management level during 2000 and 2001. The current executive management team has only recently begun to work together, and they may be unable to integrate and work effectively as a team. There can be no assurance that the Company will be able to motivate and retain the current executive management team or that they will be able to work together effectively. If the Company loses any members of its executive management team or they are unable to work together effectively, the Company's business, operations and financial results could be adversely affected.

Hiring and Retaining Employees

The Company's future success depends, in significant part, upon the continued service of its key technical, sales and senior management personnel, as well as its ability to attract and retain new personnel. Competition for qualified sales, technical and other personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain additional highly qualified employees in the future. The Company continues to experience significant changes to its senior management. If the Company is unable to hire and retain personnel, particularly those in key positions, including senior management, its business, operating results and financial condition would be materially adversely affected. Additions of new and departures of existing personnel, particularly in key positions, can be disruptive and have a material adverse effect on the Company's business, operating results and financial condition.

Managing Operations

Changes to the Company's business and customer base have placed a strain on management and operations. Previous expansion had resulted in substantial growth in the number of Company employees, the scope of its operating and financial systems and the geographic area of its operations, resulting in increased responsibility for management personnel. In the future, the Company will be required to improve its financial and management controls, reporting systems and procedures on a timely basis and to expand, train and manage its employee work force. There can be no assurance that the Company will be able to effectively manage its operations and failure to do so would have a material adverse effect on its business, operating results and financial condition.

Risks Related to Restructuring

The Company recently restructured some of its operations by, among other things, relocating its corporate headquarters and administrative functions to Atlanta, Georgia from San Francisco, California. This type of restructuring has operational risks, including reduced productivity and lack of focus as the Company hires and assimilates a substantial number of new employees. In addition, there can be no assurance that the Company will achieve the anticipated cost savings from this restructuring and any failure to achieve the anticipated cost savings could cause the Company's financial results to fall short of expectations. Moreover, the Company has taken charges for restructuring expenses in connection with its restructuring, including an $8.0 million charge in the second quarter of 2001, and there can be no assurance that additional charges for restructuring expenses will not be taken in future quarters. Significant future restructuring charges could cause financial results to suffer.

Intense Competition

The EAM market is intensely competitive. In order to remain competitive, the Company must continually enhance its baseline software and integration products and develop new products in a timely fashion. The Company believes that the principal competitive factors in the its businesses will be:

-  product performance and functionality;
-  adaptability to new trends driven by technology and customer requirements;
- cost of internal product development as compared with cost of purchase of products supplied by outside vendors;
-  cost of ongoing maintenance; and
-  time-to-market with new products, enhancements, functionality and services.

The Company's success also depends significantly on its ability to develop more advanced products more quickly and less expensively than its existing and potential competitors and to educate potential customers of the benefits of licensing the Company's products. Some of the Company's competitors have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than the Company, which may allow them to introduce products with more features, greater functionality and lower prices than the Company's products. These competitors could also bundle existing or new products with other, more established products in order to effectively compete with the Company.

In addition, because there are relatively low barriers to entry for the software market, the Company expects additional competition from other companies. Increased competition is likely to result in price reductions, reduced gross margins and loss of sales volume, any of which could materially and adversely affect the Company's business, operating results, and financial condition. Any material reduction in the price of the Company's products would negatively affect its gross revenues and could have a material adverse effect on its business, operating results, and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and the failure to do so would have a material adverse effect upon the Company's business, operating results, and financial condition.

Possible Decrease in Market Demand

Overall demand for enterprise software may grow more slowly or actually decrease in upcoming quarters and years because of unfavorable general economic conditions, decreased spending by companies in the industries we serve or otherwise. This may reflect a saturation of the market for enterprise software as well as deregulation and retrenchment affecting the way companies purchase enterprise software. To the extent that a slowdown in the market for enterprise software market materializes, the Company's business, results of operations and financial condition are likely to be materially adversely affected.

Rapid Technological Change; Need to Develop New Products; Requirement for Frequent Product Transitions

The industries in which the Company participates are characterized by rapid technological change, evolving industry standards in computer hardware and software technology, changes in customer requirements and frequent new product introductions and enhancements. The introduction of products embodying new technologies, the emergence of new standards or changes in customer requirements could render the Company's existing products obsolete and unmarketable. As a result, the Company's success will depend in part upon its ability to continue to enhance existing products and expand its products, continue to provide enterprise solutions and develop and introduce new products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve customer acceptance. Customer requirements include, but are not limited to, product operability and support across distributed and changing heterogeneous hardware platforms, operating systems, relational databases and networks. There can be no assurance that any future enhancements to existing products or new products developed by the Company will achieve customer acceptance or will adequately address the changing needs of the marketplace. There can also be no assurance that the Company will be successful in developing and marketing enhancements to its existing products or new products incorporating new technology on a timely basis.

Risks Related to Delays in Product Development

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

Risks Related to Growth of International Operations

International revenues (from sales outside the United States, Canada and Mexico) accounted for approximately 16% and 21% of total revenues in 1999 and 2000, respectively, and approximately 39% of total revenues during the first six months of 2001. The Company maintains an operational presence in the United Kingdom, Australia, France and Japan. In addition, the Company has established sales and support offices in Europe, Australia and Japan, and expects international sales to continue to become a more significant component of its business. However, there can be no assurance that the Company will be able to maintain or increase international market demand for its products. In addition, international expansion may require the Company to establish additional foreign operations and hire additional personnel. This may require significant management attention and financial resources and could adversely affect the Company's operating margin. To the extent the Company is unable to expand foreign operations in a timely manner, its growth, if any, in international sales will be limited, and its business, operating results and financial condition could be materially and adversely affected.

Risks Related to International Operations Generally

The Company's international business also involves a number of additional risks, including:

-  lack of acceptance of localized products;
-  cultural differences in the conduct of business;
-  longer accounts receivable payment cycles;
-  greater difficulty in accounts receivable collection;
- seasonality due to the annual slow-down in European business activity during the Company's third fiscal quarter;
- unexpected changes in regulatory requirements and royalty and withholding taxes that restrict the repatriation of earnings;
-  tariffs and other trade barriers; and
-  the burden of complying with a wide variety of foreign laws.

The Company's international sales are generated primarily through its international sales subsidiaries and indirect sales channel partners creating a risk of foreign currency translation gains and losses. To the extent profit is generated or losses are incurred in foreign countries, the Company's effective income tax rate may be materially and adversely affected. In some markets, localization of the Company's products will be essential to achieve market penetration. The Company may incur substantial costs and experience delays in localizing its products, and there can be no assurance that any localized product will ever generate significant revenues. There can be no assurance that any of the factors described herein will not have a material adverse effect on the Company's future international sales and operations and, consequently, its business, operating results and financial condition.

Dependence on Proprietary Technology

The Company's success is heavily dependent upon its proprietary technology. The Company relies on a combination of the protections provided under applicable copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements, to establish and protect its proprietary rights. As part of its confidentiality procedures, the Company generally enters into non-disclosure agreements with its employees, distributors and corporate partners, and license agreements with respect to its software, documentation and other proprietary information. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of the Company's products or to reverse engineer or obtain and use information that the Company regards as proprietary, to use the Company's products or technology without authorization, or to develop similar technology independently. Moreover, the laws of some other countries do not protect the Company's proprietary rights to the same extent, as do the laws of the United States. Furthermore, the Company has no patents, and existing copyright laws afford only limited protection. The Company makes source code available for certain of its products and providing such source code may increase the likelihood of misappropriation or other misuses of the Company's intellectual property. Accordingly, there can be no assurance that the Company will be able to protect its proprietary software against unauthorized third party copying or use, which could adversely affect the Company's competitive position.

Risks of Infringement

The Company is not aware that any of its products infringe the proprietary rights of third parties. There can be no assurance; however, that a third party will not assert that the Company's technology violates its patents or other proprietary rights in the future. As the number of software products in the industry increases and the functionality of these products further overlap, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time consuming and expensive to defend or could require the Company to enter into royalty and licensing agreements. Such royalty or license agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company's business, operating results and financial condition.

Lengthy Sales and Implementation Cycle; Large Order Size

The purchase and implementation of the Company's software solutions by a customer generally involves a significant commitment of capital over a long period of time, with the risk of delays frequently associated with large capital expenditures and implementation procedures within an organization, such as budgetary constraints and internal approval review. During the sales process, the Company may devote significant time and resources to a prospective customer, including costs associated with multiple site visits, product demonstrations and feasibility studies, and experience significant delays over which the Company will have no control. In addition, following license sales, the implementation of the Company's products will involve a lengthy process, including customer training and consultation. A successful implementation requires a close working relationship between the Company, the customer and, if applicable, third party consultants and systems integrators who assist in the process. These factors may increase the costs associated with completion of any given sale, and risks of cancellation or delay of such sales. Delays in the completion of a product implementation may require that the revenues associated with such implementation be recognized over a longer period than originally anticipated. Such delays in the implementation or execution of orders have caused, and may in the future cause, material fluctuations in the Company's operating results. Similarly, customers may cancel implementation projects at any time without penalty, and such cancellations could have a material adverse effect on the Company's business or results of operations. Because the Company's expenses are relatively fixed, a small variation in the timing of recognition of specific revenues can cause significant variations in operating results from quarter to quarter and may in some future quarter result in losses or have a material adverse effect on the Company's business or results of operations.

Dependence on Licensed Technology from Third Parties

Elements of the Company's products are licensed from third parties under agreements, which may include certain warranties and representations that the Company typically seeks to pass through to the end users through contractual provisions. The loss of the Company's right to use and license such technology could limit the Company's ability to successfully market certain modules or products. While the Company believes that it would be able to either license or develop alternatives to such component technologies, there can be no assurance that the Company would be able to do so, or that such alternatives would achieve market acceptance or be available on a timely basis. Failure to obtain the necessary licenses or to develop needed technologies could have a material adverse effect on the Company's business, operating results and financial condition.

Risk Associated with the United Kingdom's Ministry of Defense Agreement

In the first quarter of 2001, the Company announced that the United Kingdom's Ministry of Defense ("MoD") had selected the Company as the application provider for logistics and asset management. The projects contemplated under the MoD contract will be implemented in stages, which are subject to MoD approval. The initial phases of the project have been approved, but the Company cannot assure you that future phases will be approved by the MoD. In addition, the approved phases of the project include payment schedules for meeting various milestones that will have a substantial and varying impact on the Company's quarterly working capital and cash balances. Due to the size of this project, problems with successful and timely implementation may have a material effect on the future financial results of the Company. For example, the MoD contract accounted for approximately 25% and 21% of recognized revenues for the three and six month periods ended June 30, 2001, respectively. If future phases of the project are not approved by the MoD or if the Company has problems with successful or timely implementation, the Company's financial results could suffer.

Risk of Software Defects; Product Liability

The sale and support of the Company's products may entail the risk of product liability claims. The license agreements of the Company typically contain provisions designed to limit exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in such license agreements may not be effective as a result of federal, state or local laws or ordinances or unfavorable judicial decisions. A successful product liability claim brought against the Company relating to its product or third party software embedded in the Company's products could have a material adverse effect upon the Company's business, operating results and financial condition.

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

Past and Future Acquisitions

The Company, as well as its predecessor corporations, The Indus Group, Inc. and TSW International, Inc., have made acquisitions in the past. The Company may make additional acquisitions in the future. Acquisitions of companies, divisions of companies or products entail numerous risks, including difficulty in successfully assimilating acquired operations, diversion of management's attention and loss of key employees of acquired companies. Products acquired by The Indus Group, Inc. and TSW International, Inc., in the past, required significant additional development before they could be marketed and some failed to generate any revenues for The Indus Group, Inc. or TSW International, Inc. Any problems related to acquisitions could have a material adverse effect on the Company's business, operating results and financial condition.

Pending Litigation

The Company is involved in certain pending litigation with former employees that, if resolved unfavorably to the Company, may require the Company to pay material cash payments in settlement. Any such payment could adversely affect the cash position of the Company. See Part II - Item 1 - "Legal Proceedings" for further discussion.

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

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In June 2000, the Company was served with a demand for arbitration by William Grabske, the Company's former Chief Executive Officer. Mr. Grabske seeks enforcement of a purported Settlement Agreement and Mutual Release. The demand seeks severance pay and reimbursement of expenses of approximately $1.0 million plus interest, options for approximately 20,000 shares of stock in the Company, and fees and costs. The Company intends to vigorously contest Mr. Grabske's demand and has asserted various counterclaims.

In April 2001, Robert Pocsik, the Company's former Chief Administrative Officer, filed a lawsuit against the Company. Mr. Pocsik subsequently amended the complaint to add one current and one former executive officer of the Company as co-defendants. Mr. Pocsik alleges breach of implied employment contract, breach of the covenant of good faith and fair dealing, defamation with respect to termination of his employment, and misrepresentation with his offer of employment and terms of employment. Mr. Pocsik seeks an unspecified amount of damages. The Company intends to vigorously contest plaintiff's claims and to assert counterclaims where available.

The Company does not believe that, individually or in aggregate, the legal matters to which it is currently a party are likely to have a material adverse effect on its results of operations or financial condition.

From time to time, the Company is involved in other legal proceedings incidental to the conduct of its business. The outcome of these claims cannot be predicted with certainty. The Company intends to defend itself vigorously in these actions. However, any settlement or judgment may have a material adverse effect on the Company's results of operations in the period in which such settlement or judgment is paid or payment becomes probable.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a.       The Company held its annual meeting of stockholders on May 24, 2001.

b. Richard H. Beatty, Gayle A. Crowell. Robert W. Felton, Kent O. Hudson, William H. Janeway, Joseph P. Landy, Thomas P. Madison and Jeanne D. Wohlers were each elected to the Board of Directors at the Company's annual meeting.

c. At the annual meeting, the Company's stockholders voted on the following matters:

     1)  The election of eight Directors. All Directors nominated were elected.

              Name of Nominee                Number of Votes For        Number of Votes Withheld
              ---------------                -------------------        ------------------------
              Richard H. Beatty                   24,494,623                    1,118,584
              Gayle A. Crowell                    24,831,323                      781,884
              Robert W. Felton                    24,231,546                    1,381,661
              Kent O. Hudson                      24,493,723                    1,119,484
              William H. Janeway                  24,544,427                    1,068,780
              Joseph P. Landy                     24,254,993                    1,358,214
              Thomas P. Madison                   24,850,636                      762,571
              Jeanne D. Wohlers                   24,831,823                      781,384

     2) Approval of an amendment to the Company's 1997 Stock Plan to increase the number of shares reserved for issuance thereunder by 2,500,000 shares to 12,500,000 shares. There were 23,637,501 votes cast in favor of the amendment and 1,970,951 votes were cast against it. There were 4,755 abstentions and 9,593,897 broker non-votes.

     3) Ratification and approval of the appointment by the Board of Directors of Ernst & Young LLP as independent auditors of the Company for the year ending December 31, 2001. There were 25,591,607 votes cast in favor of the appointment and 20,600 votes were cast against it. There were 1,000 abstentions and no broker non-votes.


ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    INDUS INTERNATIONAL, INC.
                                             (Registrant)




Date:  August 14, 2001
                                    /s/ J. Michael Highland
                                    -----------------------------------------
                                    J. Michael Highland
                                    Executive Vice President Finance and
                                    Administration and Chief Financial Officer
                                    Principal Financial Officer




Date:  August 14, 2001
                                    /s/ Robert W. Gilbert
                                    -----------------------------------------
                                    Robert W. Gilbert
                                    Vice President - Finance
                                    Principal Accounting Officer