Form 10-Q
period 2001-09-30
INDUS INTERNATIONAL INC
filed 2001-11-14
CIK 1041333

================================================================================
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------


                                    FORM 10-Q


(Mark One)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2001

                                       or

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

                                ----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO___

As of November 8, 2001, Registrant had outstanding 35,057,012 shares of Common Stock, $.001 par value.


--------------------------------------------------------------------------------
================================================================================

                                TABLE OF CONTENTS


                                                  PART I: FINANCIAL INFORMATION                                  PAGE

Item     1.       Financial Statements (Unaudited):
                  Condensed Consolidated Statements of Operations - three and nine months ended
                      September 30, 2001 and 2000............... ................................................   3
                  Condensed Consolidated Balance Sheets - September 30, 2001 and December 31, 2000...............   4
                  Condensed Consolidated Statements of Cash Flows - nine months ended
                      September 30, 2001 and 2000................................................................   5
                  Notes to Condensed Consolidated Financial Statements...........................................   6
Item     2.       Management's Discussion and Analysis of Financial Condition and Results of Operations..........  10
Item     3.       Quantitative and Qualitative Disclosures About Market Risk.....................................  19

                           PART II: OTHER INFORMATION

Item     1.       Legal Proceedings..............................................................................  20
Item     2.       Changes in Securities and Use of Proceeds......................................................  20
Item     3.       Defaults Upon Senior Securities................................................................  20
Item     4.       Submission of Matters to a Vote of Security Holders............................................  20
Item     5.       Other Information..............................................................................  20
Item     6.       Exhibits and Reports on Form 8-K...............................................................  20


                  Signatures.....................................................................................  21

PART I: FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                            INDUS INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)

                                   (Unaudited)


                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                SEPTEMBER 30,                  SEPTEMBER 30,
                                             ---------------------       -------------------------
                                              2001          2000            2001           2000
                                             -------      --------       ---------       ---------

Revenues:
    Software license fees .............      $ 5,203      $  1,094       $  11,540       $   4,902
    Support and services ..............       39,004        35,433         118,179          95,965
                                             -------      --------       ---------       ---------
        Total revenues ................       44,207        36,527         129,719         100,867
Cost of revenues ......................       19,757        22,096          61,211          62,125
                                             -------      --------       ---------       ---------
Gross margin ..........................       24,450        14,431          68,508          38,742
                                             -------      --------       ---------       ---------

OPERATING EXPENSES:
     Research and development .........       12,825        16,076          36,629          38,929
     Sales and marketing ..............        7,165        12,315          22,430          36,233
     General and administrative .......        4,246         4,653          13,929          16,339
     Restructuring expenses ...........           --           445          10,169             445
                                             -------      --------       ---------       ---------
       Total operating expenses .......       24,236        33,489          83,157          91,946
                                             -------      --------       ---------       ---------

Income (loss) from operations .........          214       (19,058)        (14,649)        (53,204)

Interest and other income .............          453           878           1,830           3,050
                                             -------      --------       ---------       ---------

Income (loss) before income taxes .....          667       (18,180)        (12,819)        (50,154)

Provision (credit) for income taxes ...          284        (1,818)            (96)         (5,016)
                                             -------      --------       ---------       ---------
Net income (loss) .....................      $   383      $(16,362)      $ (12,723)      $ (45,138)
                                             =======      ========       =========       =========

NET INCOME (LOSS) PER SHARE:
Basic .................................      $  0.01      $  (0.47)      $   (0.37)      $   (1.32)
                                             =======      ========       =========       =========

Diluted ...............................      $  0.01      $  (0.47)      $   (0.37)      $   (1.32)
                                             =======      ========       =========       =========

Shares used in computing per share data
Basic .................................       34,906        34,609          34,799          34,112
Diluted ...............................       37,338        34,609          34,799          34,112



                             See accompanying notes.

                            INDUS INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                     SEPTEMBER 30, 2001    DECEMBER 31, 2000
                                                                     ------------------    -----------------
              ASSETS                                                    (Unaudited)            (Note 1)
CURRENT ASSETS:
Cash and cash equivalents .........................................      $  60,011             $  37,535
Marketable securities .............................................          2,770                17,572
Billed accounts receivable, less allowance for doubtful accounts of
  $4,224 at September 30, 2001 and $5,379 at December 31, 2000 ....         20,864                33,835
Unbilled accounts receivable ......................................         23,839                13,039
Other current assets ..............................................          8,025                13,189
                                                                         ---------             ---------
    Total current assets ..........................................        115,509               115,170

Property and equipment, net .......................................         19,414                22,233
Other non-current assets ..........................................          3,072                 3,329
                                                                         ---------             ---------
              Total assets ........................................      $ 137,995             $ 140,732
                                                                         =========             =========

              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable ..................................................      $   4,429             $   5,867
Current portion of obligations under capital leases ...............             75                    71
Income taxes payable ..............................................            840                     0
Deferred revenue ..................................................         43,931                41,185
Other accrued liabilities .........................................         31,423                24,581
                                                                         ---------             ---------
    Total current liabilities .....................................         80,698                71,704

Obligations under capital leases and other liabilities ............             13                    71

STOCKHOLDERS' EQUITY:
Common stock ......................................................             35                    35
Additional paid-in capital ........................................        122,167               121,313
Deferred compensation and other ...................................            (49)                 (128)
Accumulated deficit ...............................................        (60,934)              (48,211)
Accumulated other comprehensive loss ..............................         (1,754)               (1,871)
Treasury stock, at cost ...........................................         (2,181)               (2,181)
                                                                         ---------             ---------
    Total stockholders' equity ....................................         57,284                68,957
                                                                         ---------             ---------
              Total liabilities and stockholders' equity ..........      $ 137,995             $ 140,732
                                                                         =========             =========


                             See accompanying notes.

                            INDUS INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                  Nine Months Ended
                                                                    September 30,
                                                              ----------------------------
                                                                2001                2000
                                                              --------           ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...........................................          $(12,723)          $ (45,138)
     Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
       Depreciation and amortization ...............             5,966               6,122
       Changes in operating assets and liabilities .            16,303               7,032
                                                              --------           ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES              9,546             (31,984)
                                                              --------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of marketable securities ............           (42,819)           (318,324)
     Sales of marketable securities ................            57,819             351,369
     Acquisitions of property and equipment ........            (2,831)            (10,596)
                                                              --------           ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES ..........            12,169              22,449
                                                              --------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of capital leases ...................               (55)               (282)
     Proceeds from issuance of common stock ........               816               8,535
                                                              --------           ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES ..........               761               8,253
                                                              --------           ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            22,476              (1,282)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...            37,535              16,345
                                                              --------           ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .........          $ 60,011           $  15,063
                                                              ========           =========



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

Indus delivers the value of EAM through its core PassPort and EMPAC products, and vision products that support e-Business and a collaborative workplace. In the realm of e-Business, IndusBuyDemand can link customers from their EAM solution either to Internet marketplaces, or directly to key vendors. Clients using IndusAnyWare can fully leverage the Company's wireless technology to empower a mobile work force and streamline their business processes. The suite of IndusConnect products operates within a collaborative framework, using open Application Programming Interfaces to link numerous systems, allowing clients the freedom to select the complementary solution products that best meet their needs.

The accompanying unaudited condensed consolidated financial information has been prepared by management in accordance with generally accepted accounting principles for interim financial information and pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's ("SEC") rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position at September 30, 2001 and results of operations and cash flows for all periods presented have been made. The condensed, consolidated balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date. For the condensed consolidated statements of cash flow, the line item for changes in stockholder receivables was reclassified from the cash flows from financing activities section to the cash flows from operating activities section. The amounts reclassified were approximately $43,000 and $639,000, respectively, for the nine months ended September 2001 and 2000.

These condensed, consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2000 and are included in the Company's 2000 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The consolidated results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2001.

2.       COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), which includes net income (loss), plus foreign currency translation effects and unrealized gain (loss) on securities investments, amounted to $1.9 million and ($16.1) million, respectively, for the three months ended September 30, 2001 and 2000. Comprehensive loss was ($12.6) million and ($45.5) million, respectively, for the nine months ended September 30, 2001 and 2000.

3.       SIGNIFICANT CUSTOMER

In the first quarter of 2001, the Company announced that the United Kingdom's Ministry of Defense ("MoD") had selected the Company as the application provider for the MoD's Defense Stores Management Solution ("DSMS") for logistics and asset management. The DSMS contract represented 29% and 10% of revenues for the three months ended September 30, 2001 and 2000, respectively. For the nine-month periods ended September 30, 2001 and 2000, this contract represented 24% and 5% of revenues, respectively.

4.       RESTRUCTURING EXPENSES

Restructuring expenses of $10.2 million were incurred during the nine-month period ended September 30, 2001, in connection with the ongoing relocation of the Company's headquarters and certain administrative functions to Atlanta, Georgia. Restructuring expenses include severance payments related to the elimination of 56 global positions, and charges representing the estimated excess lease costs associated with subleasing redundant San Francisco office space. Approximately $1 million

                            INDUS INTERNATIONAL, INC.

                                   (Unaudited)

was paid during the quarter ended September 30, 2001 and approximately $3.1 million was paid for the first nine months of 2001. $8.3 million was included in other accrued liabilities at September 30, 2001 related to the following:



         (In thousands)                  Payroll and
                                        Related Costs         Facilities           Total
                                        -------------         ----------           -----
         Balance at 12/31/00               $  337              $1,260             $ 1,597
            Payments                         (621)               (406)             (1,027)
            Accruals                        1,089                 874               1,963
                                             ----              ------             -------
         Balance at 3/31/01                $  805              $1,728             $ 2,533
                                             ----              ------             -------
            Payments                         (638)               (494)             (1,132)
            Accruals                          464               7,387               7,851
                                             ----              ------             -------
         Balance at 6/30/01                $  631              $8,621             $ 9,252
                                             ----              ------             -------
            Payments                         (324)               (644)               (968)
                                             ----              ------             -------
         Balance at 9/30/01                $  307              $7,977             $ 8,284
                                             ====              ======             =======

In addition, approximately $0.3 million of other costs related to the restructuring were recorded directly to restructuring expense for the nine months ended September 30, 2001.

5.       EARNINGS (LOSS) PER SHARE

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

The Company has adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share" ("EPS"). SFAS No. 128 requires a dual presentation of basic and diluted EPS. The weighted average number of common shares outstanding for the three and nine-month periods ended September 30, 2000 is presented below consistent with the three and nine-month periods ended September 30, 2001. For the three and nine-month periods ending September 30, 2000 and the nine-month period ending September 30, 2001, the Company has not included shares of common stock issuable upon conversion of options and other convertible securities in the calculation of EPS as such inclusion would have an anti-dilutive effect. Approximately 9.0 million and 8.3 million common stock equivalents were outstanding at September 30, 2001 and 2000, respectively.

The computations of the weighted average number of shares outstanding for the quarters ended September 30, 2001 and 2000 are as follows (in thousands):


                                                      Three Months Ended         Nine Months Ended
                                                         September 30,             September 30,
                                                      -------------------       -------------------
                                                       2001         2000         2001         2000
                                                      ------       ------       ------       ------

Weighted average shares outstanding
  - used for basic ............................       34,906       34,609       34,799       34,112

Options value using treasury stock method .....        2,246           --           --           --

Dilutive effect of warrants ...................          186           --           --           --
                                                      ------       ------       ------       ------

Weighted average shares outstanding and
  dilutive equivalents - used for diluted .....       37,338       34,609       34,799       34,112
                                                      ======       ======       ======       ======

6.       RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. SFAS No. 141 eliminates the use of the pooling of interests method for all business combinations initiated after June 30, 2001. SFAS No. 141 also provides new criteria to determine whether an acquired intangible asset should be recognized separately from goodwill, and requires expanded disclosure requirements. The Company adopted SFAS No. 141 in the third quarter of 2001. The adoption of SFAS 141 did not have a significant impact on the Company's financial statements.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is no longer subject to amortization; instead it will be subject to new impairment testing criteria. Other intangible assets will continue to be amortized over their estimated useful lives, although those with indefinite lives are not to be amortized but will be tested at least annually for impairment, using a lower of cost or fair value approach. The Company will adopt SFAS No. 142 in accordance with the provisions of the statement, and anticipates that SFAS No. 142 will not have a significant impact on the Company's financial statements.

7.       STOCK REPURCHASE PROGRAM

In July 1999, the Company's Board of Directors approved a stock repurchase program for up to 2,000,000 shares of the Company's outstanding common stock. The Company is authorized to use available cash to buy back its shares in open market transactions from time to time, subject to price and market conditions. As of September 30, 2001, the Company held as treasury stock 435,500 shares that had been repurchased under the program.

8.       LITIGATION

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

In connection with the restatement of the Company's financial statements for the third quarter of 1999, the SEC initiated a formal investigation with which the Company has cooperated. In April 2001, the Company, without admitting or denying any wrong doings, entered into an Offer of Settlement with the SEC to settle the cease-and-desist proceedings. In September 2001, the SEC notified the Company that it had accepted the Offer of Settlement.

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

In April 2001, Robert Pocsik, the Company's former Chief Administrative Officer, filed a lawsuit against the Company. Mr. Pocsik subsequently amended the complaint to add one current and one former executive officer of the Company as co-defendants. Mr. Pocsik alleged breach of implied employment contract, breach of the covenant of good faith and fair dealing, defamation with respect to termination of his employment, and misrepresentation with his offer of employment and terms of employment. In October 2001, Mr. Pocsik dismissed this lawsuit with prejudice as to all defendants.

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


CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of total revenues represented by certain line items in the Company's consolidated statements of operations:

                          Percentage of Total Revenues

                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                 SEPTEMBER 30,                SEPTEMBER 30,
                                             -------------------          --------------------
                                              2001          2000           2001           2000
                                             -----         -----          -----          -----
Revenues:
    Software license fees .........           11.8%          3.0%           8.9%           4.9%
    Support and services ..........           88.2%         97.0%          91.1%          95.1%
                                             -----         -----          -----          -----
        Total revenues ............          100.0%        100.0%         100.0%         100.0%
Cost of revenues ..................           44.7%         60.5%          47.2%          61.6%
                                             -----         -----          -----          -----
Gross margin ......................           55.3%         39.5%          52.8%          38.4%
                                             -----         -----          -----          -----
OPERATING EXPENSES:
     Research and development .....           29.0%         44.0%          28.2%          38.6%
     Sales and marketing ..........           16.2%         33.7%          17.3%          35.9%
     General and administrative ...            9.6%         12.7%          10.7%          16.2%
     Restructuring expenses .......            0.0%          1.2%           7.8%           0.4%
                                             -----         -----          -----          -----
       Total operating expenses ...           54.8%         91.6%          64.0%          91.1%
                                             -----         -----          -----          -----
Income (loss) from operations .....            0.5%         52.1%         (11.2%)        (52.7%)
Interest and other income .........            1.0%          2.4%           1.4%           3.0%
                                             -----         -----          -----          -----
Income (loss) before income taxes .            1.5%         49.7%          (9.8%)        (49.7%)
Provision (credit) for income taxes            0.6%         (5.0%)          0.0%          (5.0%)
                                             -----         -----          -----          -----
Net income (loss) .................            0.9%         44.7%          (9.8%)         44.7%
                                             =====         =====          =====          =====

Revenues. The Company's revenues are derived from software licensing fees and from professional services, which include implementation and training services, customer funded development, and support fees. During the three months ended September 30, 2001, total revenues increased 21% to $44.2 million, as compared to $36.5 million in the same period of 2000. In the first nine months of 2001, total revenues increased 29% to $129.7 million, as compared to $100.9 million for the same period of 2000.

Revenues from software licensing fees were 12% and 3% of total revenues for the three months ended September 30, 2001 and 2000, respectively. Revenues from software licensing fees increased 376% to $5.2 million in the quarter ended September 30, 2001 from $1.1 million for the same period of 2000. Revenues from software licensing fees were 9% and 5% of total revenues for the nine months ended September 30, 2001 and 2000, respectively. Through the first nine months of 2001, revenues from software licensing fees increased 135% to $11.5 million from $4.9 million for the same period of 2000. The growth in license fees is primarily a result of demand in the utility vertical market served by the Company.

Revenues from support and services were 88% and 97% of total revenues for the three months ended September 30, 2001 and 2000, respectively, and 91% and 95% of total revenues for the nine months ended September 30, 2001 and 2000, respectively. Revenues from support and services increased by 10% to $39.0 million in the three months ended September 30, 2001 from $35.4 million in the same period of 2000. This increase is primarily attributable to services provided under the Company's DSMS contract. Through the first nine months of 2001, revenues from support and services increased 23% to $118.2 million, from $96 million for the corresponding period in 2000. This increase is primarily attributable to services provided under the DSMS contract and to the services provided in conjunction with new licensing agreements.

From a geographic perspective, during the three months ended September 30, 2001, 57% of revenues were generated in North America, 42% of revenues were generated in EMEA (Europe, Middle East and Africa), and the remaining 1% were generated in APAC (Asia and the Pacific Rim). During the three months ended September 30, 2000, 73% of revenues were generated in North America, 23% in EMEA and 4% in APAC. During the first nine months of 2001, 63% of revenues were generated from North America, 34% were from EMEA, and 3% were from APAC. During the nine months ended September 30, 2000, 79% of revenues were generated in North America, 17% in EMEA and 4% in APAC. As most of the Company's existing contracts are denominated in U.S. dollars, foreign currency fluctuations have not significantly impacted the Company's results of operations.

The DSMS contract represented 29% and 10% of revenues for the three months ended September 30, 2001 and 2000, respectively. For the nine-month periods ended September 30, 2001 and 2000, this contract represented 24% and 5% of revenues, respectively.

The Company had total deferred revenue of $43.9 million at September 30, 2001 and $41.2 million as of December 31, 2000. The Company had deferred licensing revenue in the amount of $23.7 million at September 30, 2001 and $16.1 million at December 31, 2000. The increase in deferred licensing revenue reflects the growth in new licensing fees and maintenance contracts signed.

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

The cost of licensing revenue was $0.1 million and $0.5 million for the three and nine-month periods ended September 30, 2001 compared to $0.6 million and $2.7 million for the comparable periods in 2000. Gross margins on licensing fees were 98% and 96% during the three and nine months ended September 30, 2001 compared to 45% in each of the comparable periods of 2000. The improved margin is a result of the product mix where license fees recognized in 2001 were less dependent on third party products than in 2000.

The cost of support and services was $19.6 million and $60.7 million for the three and nine-month periods ended September 30, 2001 compared to $21.5 million and $59.4 million for the comparable periods in 2000. Gross margins on support and services were 50% and 49% during the three and nine months ended September 30, 2001 compared to 39% and 38% for the comparable period of 2000. The increase in margin was a result of improved utilization rates of services personnel and higher realized billable rates per hour.

Total gross margin as a percentage of revenues increased to 55% for the three months ended September 30, 2001 from 40% for the same period in 2000. Through nine months of 2001, the gross margin as a percentage of revenues increased to 53% from 38% for the same period in 2000. The increase in overall gross margins is a result of a higher mix of license revenues to total revenues and increased revenues due to improved utilization rates of services personnel and higher realized billable rates per hour.

Research and Development. Research and development expenses consist primarily of: (i) personnel and related costs, (ii) computer processing costs and (iii) third party consultant fees directly attributable to the development of new software application products and enhancements to existing products.

Research and development expenses decreased 20.2% to $12.8 million in the three months ended September 30, 2001 from $16.1 million in the same period of 2000. For the nine months ended September 30, 2001, research and development decreased by 5.9% to $36.6 million from $38.9 million for the same period in 2000. The reduction in research and development expenses is due to lower salaries and benefits resulting from the completion of certain products and enhancements during the year.

As a percentage of total revenues, research and development expenses were 29% and 44% for the three months ended September 30, 2001 and 2000, respectively. For the first nine months of 2001, research and development expenses as a percentage of total revenues were 28%, compared to 39% for the same period of 2000.

To date, the Company has expensed all software development costs as incurred.

Sales and Marketing. Sales and marketing expenses include personnel costs, sales commissions, and the costs of advertising, public relations, and participation in industry conferences and trade shows. Sales and marketing expenses decreased 42% to $7.2 million in the three months ended September 30, 2001 from $12.3 million in the same period of 2000. For the first nine months of 2001, sales and marketing expenses decreased 38% to $22.4 million compared to $36.2 million for the same period of 2000. The decrease in sales and marketing expenses from the prior year periods were related to a continuing review and rationalization of ongoing sales and marketing investments in the Company's vertical and geographic markets. This resulted in lower salaries and benefit costs due to reductions in headcount and a more focused advertising and promotion program resulting in lower marketing expenses. As a percentage of total revenues, sales and marketing expenses were 16% and 34% for the three months ended September 30, 2001 and 2000, respectively. Through the first nine months of 2001, sales and marketing expenses as a percentage of total revenues were 17% compared to 36% for the same period of 2000.


General and Administrative. General and administrative expenses include the costs of finance, human resources, and administrative operations. General and administrative expenses decreased 9% to $4.2 million in the three months ended September 30, 2001 from $4.7 million in the same period of 2000. For the first nine months of 2001, general and administrative expenses decreased 15% to $13.9 million, compared to $16.3 million for the same period of 2000. The reduction in general and administrative expenses is a result of lower salaries and benefits from reduced headcount and lower lease costs due to the elimination of redundant space in the Company's San Francisco office (see Restructuring Expenses below). As a percentage of total revenues, general and administrative expenses were 10% and 13% for the three months ended September 30, 2001 and 2000, respectively. Through the first nine months of 2001, general and administrative expenses as a percentage of total revenues were 11%, compared to 16% for the same period of 2000.

Restructuring Expenses. The restructuring charges relate to the relocation of certain administrative functions from San Francisco to Atlanta. No restructuring expenses were incurred in the third quarter ended September 30, 2001. The Company has accrued $10.2 million of restructuring charges for the nine months ended September 30, 2001. Approximately 84% of the restructuring charges accrued during 2001 represent the estimated excess lease costs associated with subleasing redundant San Francisco office space. Due to the excess capacity of available lease space in the San Francisco market, lease rates have declined from approximately $60 per square foot at the beginning of 2001 to the $28-$30 per square foot range, which is below the Company's actual lease cost of $45 per square foot. The remaining restructuring charge relates to the relocation of certain administrative functions to Atlanta, Georgia, which the Company estimates to be paid out by year-end.

The Company does not anticipate taking any significant further restructuring charges related to the relocation of administrative functions to Atlanta. The Company could incur future charges or credits, in the event that the underlying assumptions used to develop the Company's estimates of excess lease costs, such as the timing and amount of any sublease income, change.

Interest and Other Income. Interest and other income is primarily generated from the Company's investments in marketable securities and interest-bearing cash and cash equivalents. Interest and other income decreased 48% or $0.4 over the comparable quarter and decreased $1.2 million year over year. This decrease is a result of a lower interest rate environment and as a result of reduced levels of cash, cash equivalents and marketable securities for the current year as compared to the three and nine-month periods ended September 30, 2000.

Provision (benefit) for Income Taxes. The Company's effective tax rate was 42% and (0.7%) for the three and nine months ended September 30. 2001. The income tax provision for the third quarter is attributable to income generated in the United Kingdom where tax loss carry forwards are insufficient to offset the income generated. The credit provision for the nine months ended September 30, 2001 relates primarily to a foreign income tax refund to be received in the fourth quarter of 2001 offset by the income tax due in the United Kingdom.

For U.S. Federal income tax purposes, the Company entered 2001 with a $45.3 million net operating loss carry forward which, subject to certain limitations, may be used to offset against future income through 2015.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, the Company's principal sources of liquidity consisted of approximately $60 million in cash and cash equivalents, $2.8 million in marketable securities and an available revolving bank line of credit of up to $15.0 million. The revolving credit facility has been extended and currently expires on December 15, 2001. Borrowings under the line of credit bear interest at the prime rate or LIBOR rate plus 1.00%. There were $2.5 million in standby letters of credit outstanding on this line of credit as of September 30, 2001.

Cash generated from operations was $9.5 million for the nine months ended September 30, 2001. Cash generated from improved working capital management and the receipt of $7.7 million in U.S. federal income tax refunds were more than sufficient to offset the cash used to finance the Company's net loss for the period.

Cash generated from investing activities was $12.2 million for the nine months ended September 30, 2001. The Company generated net cash of $15.0 million for the sales/purchases of marketable securities. Capital expenditures were $2.8 million for the nine months ended September 30, 2001 and were made primarily to support the Company's internal information systems.

Cash generated from financing activities was $0.8 million that was primarily generated from the exercise of employee stock options.

The DSMS project will be implemented in stages and could have a substantial and varying impact on the Company's cash balances at the end of any quarter

As of September 30, 2001, the Company's primary commitments are its leased office space in Atlanta, San Francisco and Woking, England. The Company leases its office space under non-cancelable lease agreements that expire at various times through 2012.

The Company believes that its existing cash, cash equivalents and marketable securities, together with anticipated cash flows from operations and available bank borrowings, will be sufficient to meet its cash requirements for at least the next 12 months.


RISK FACTORS

The Company's Operating Results May Fluctuate Significantly from Quarter to Quarter.

The Company's operating results have fluctuated in the past, and the Company's results may fluctuate significantly in the future. Prior to the current quarter, the Company had generated net operating losses for the last seven quarters, starting with a $6.8 million loss in the fourth quarter of 1999, increasing to a $20.2 million loss in the second quarter of 2000, and decreasing subsequently to a $6.4 million loss and a $6.7 million loss in the first and second quarters of 2001. The Company may not be profitable in future quarters and operating results may fluctuate from quarter to quarter, depending on a number of factors, including:

     -    the relatively long sales cycles for its products;
     -    delays or deferral in the completion of product implementation;
     -    the variable size and timing of individual license transactions;
     - changes in demand for its products and services, including any eBusiness and/or next generation product initiatives;
     - the development and introduction of new operating systems that require additional development efforts, including InSite and any eBusiness initiatives;
     - technological changes in computer systems and environments that require additional development efforts;
     - market acceptance of new products, including InSite and any eBusiness and/or next generation product offerings;
     - competitive conditions in the industry, including changes in pricing policies of the Company or its competitors;
     -    changes in customer budgets;
     - the timing of the introduction of new products or product enhancements by the Company or its competitors;
     - the Company's success in and costs associated with developing, introducing and marketing new products, including the necessary software and technology for its eBusiness and/or next generation product initiatives;
     -    product life cycles;
     -    variability in new licenses obtained;
     - changes in the proportion of revenues attributable to licensing fees versus services;
     -    changes in the level of operating expenses;
     -    delay or deferral of customer implementations of their software;
     -    software defects and other product quality problems;
     - the successful completion of customer funded development and implementation projects;
     -    the success in expanding sales and marketing programs;
     -    personnel changes, including changes in Company management;
     -    changes in the Company's sales organization;
     -    fluctuations in foreign currency exchange rates;
     - effect of SEC requirements and AICPA Statements of Position on the Company's revenue recognition; and
     - other economic conditions, generally, or in specific vertical industry segments.

Changes in operating expenses or variations in the timing of recognition of specific revenues resulting from any of the these factors can cause significant variations in operating results from quarter to quarter and may in some future quarter result in losses or have a material adverse effect on the Company's business or results of operations.

New Products, Markets and Business Areas

In September 1999, the Company announced its e-initiatives, which are focused on next generation Internet products, applications, portals and web-based solutions for the EAM market. One of the Company's e-Business investments is the e-procurement for advanced supply chain management solution. During 2000, the first two modules of the Company's IndusBuyDemand supply chain management product suite were launched. Additionally, the Company's IndusConnect ERP collaborative workplace integration products were introduced. During the first quarter of 2001, the Company announced, in collaboration with a key customer, the commission of an integrated supply chain solution to the utility industry digital marketplace. In October 2001, the Company announced its hosted, Internet-based EAM solution, InSite.

There can be no assurance that any of the Company's new products, including InSite, its e-initiatives, and web-based offerings, will be sold successfully or that they can achieve market acceptance. The Company's future success in the e-Business market will depend on its ability to accurately determine the functionality and features required by its customers, as well as the ability to enhance its e-Business products and deliver them in a timely manner.

The Internet market is an emerging market that may undergo rapid technological change. The Company cannot predict the present and future size of the potential market for InSite and its e-Business products and services. The Company may incur substantial costs to enhance and modify its products and services in order to meet the demands of this potential market.


Risk Associated with the United Kingdom's Ministry of Defense Agreement

In the first quarter of 2001, the Company announced that the United Kingdom's Ministry of Defense ("MoD") had selected the Company as the application provider for the MoD's Defense Stores Management Solution ("DSMS") for logistics and asset management. The projects contemplated under the DSMS contract will be implemented in stages, which are subject to MoD approval. The initial phases of the project have been approved, but the Company cannot assure you that future phases will be approved by the MoD. In addition, the approved phases of the project include payment schedules for meeting various milestones that will have a substantial and varying impact on the Company's quarterly working capital and cash balances. Due to the size of this project, problems with successful and timely implementation may have a material effect on the future financial results of the Company. For example, the DSMS contract accounted for approximately 29% and 24% of recognized revenues for the three and nine-month periods ended September 30, 2001, respectively. If future phases of the project are not approved by the MoD or if the Company has problems with successful or timely implementation, the Company's financial results could suffer.


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

Hiring and Retaining Employees

The Company's future success depends, in significant part, upon the continued service of its key technical, sales and senior management personnel, as well as its ability to attract and retain new personnel. Competition for qualified sales, technical and other personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain additional highly qualified employees in the future. The Company continues to experience significant changes to its senior management. If the Company were unable to hire and retain personnel, particularly in senior management positions, its business, operating results and financial condition would be materially adversely affected. Additions of new personnel and departures of existing personnel, particularly in key positions, can be disruptive and have a material adverse effect on the Company's business, operating results and financial condition.

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

Possible Decrease in Market Demand

Overall demand for enterprise software may grow more slowly or actually decrease in upcoming quarters and years because of unfavorable general economic conditions, decreased spending by companies in the industries the Company serves or otherwise. This may reflect a saturation of the market for enterprise software as well as deregulation and retrenchment affecting the way companies purchase enterprise software. To the extent that a slowdown in the market for enterprise software market materializes, the Company's business, results of operations and financial condition are likely to be materially adversely affected.

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

Risks Related to Growth of International Operations

International revenues (from sales outside the United States, Canada and Mexico) accounted for approximately 16% and 21% of total revenues in 1999 and 2000, respectively, and approximately 37% of total revenues during the first nine months of 2001. The Company maintains an operational presence in the United Kingdom, Australia, France and Japan. In addition, the Company has established sales and support offices in Europe, Australia and Japan, and expects international sales to continue to become a more significant component of its business. However, there can be no assurance that the Company will be able to maintain or increase international market demand for its products. In addition, international expansion may require the Company to establish additional foreign operations and hire additional personnel. This may require significant management attention and financial resources and could adversely affect the Company's operating margin. To the extent the Company is unable to expand foreign operations in a timely manner, its growth, if any, in international sales will be limited, and its business, operating results and financial condition could be materially and adversely affected.

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

Dependence on Proprietary Technology

The Company's success is heavily dependent upon its proprietary technology. The Company relies on a combination of the protections provided under applicable copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements, to establish and protect its proprietary rights. As part of its confidentiality procedures, the Company generally enters into non-disclosure agreements with its employees, distributors and corporate partners, and license agreements with respect to its software, documentation and other proprietary information. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of the Company's products or to reverse engineer or obtain and use information that the Company regards as proprietary, to use the Company's products or technology without authorization, or to develop similar technology independently. Moreover, the laws of some other countries do not protect the Company's proprietary rights to the same extent, as do the laws of the United States. Furthermore, the Company has no patents, and existing copyright laws afford only limited protection. The Company has made source code available from time-to time for certain of its products and providing such source code may increase the likelihood of misappropriation or other misuses of the Company's intellectual property. Accordingly, there can be no assurance that the Company will be able to protect its proprietary software against unauthorized third party copying or use, which could adversely affect the Company's competitive position.

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

Effect of Securities and Exchange Commission ("SEC") Requirements and American Institute of Certified Public Accountants ("AICPA") Statements of Position on the Company's Revenue Recognition

In October 1997, the AICPA issued Statement of Position No. 97-2 "Software Revenue Recognition" ("SOP 97-2"), which superceded SOP No. 91-1. SOP No. 97-2 was effective for the Company's fiscal year beginning June 1, 1998, as amended by SOP No. 98-4 and SOP No. 98-9, and provides guidance on applying generally accepted accounting principles for software recognition transactions. In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in

Financial Statements" ("SAB 101") which provides further revenue recognition guidance. The accounting profession continues to review certain provisions of SOP No. 97-2 and SAB 101 with the objective of providing additional guidance on implementing consistent standards for software revenue recognition. Depending on the outcome of these reviews and the issuance of implementation guidelines and interpretations, the Company may be required to change its revenue recognition policies and business practices, and such changes could have a material adverse impact on the Company's business, results of operations or financial position.

Past and Future Acquisitions

The Company, as well as its predecessor corporations, The Indus Group, Inc. and TSW International, Inc., has made acquisitions in the past. The Company may make additional acquisitions in the future. Acquisitions of companies, divisions of companies or products entail numerous risks, including difficulty in successfully assimilating acquired operations, diversion of management's attention and loss of key employees of acquired companies. Products acquired by The Indus Group, Inc. and TSW International, Inc., in the past, required significant additional development before they could be marketed and some failed to generate any revenues for The Indus Group, Inc. or TSW International, Inc. Any problems related to acquisitions could have a material adverse effect on the Company's business, operating results and financial condition.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's cash flow can be exposed to market risks primarily in the form of changes in interest rates in its short-term borrowings available under its revolving bank line of credit as well as its investments in certain available-for-sale securities. The Company's cash management and investment policies restrict investments to highly liquid, low risk debt instruments. The Company currently does not use interest rate derivative instruments to manage exposure to interest rate changes

We provide our services to customers primarily in the United States and, to some extent, in Europe, Asia Pacific and elsewhere throughout the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Sales are primarily made in U.S. Dollars; however, as we continue to expand our operations, more of our contracts may be denominated in Australian Dollars, British Pounds, Euros and Japanese Yen. A strengthening of the U.S. Dollar could make our products less competitive in foreign markets.

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

In April 2001, Robert Pocsik, the Company's former Chief Administrative Officer, filed a lawsuit against the Company. Mr. Pocsik subsequently amended the complaint to add one current and one former executive officer of the Company as co-defendants. Mr. Pocsik alleged breach of implied employment contract, breach of the covenant of good faith and fair dealing, defamation with respect to termination of his employment, and misrepresentation with his offer of employment and terms of employment. In October 2001, Mr. Pocsik dismissed this lawsuit with prejudice as to all defendants.

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





                                      INDUS INTERNATIONAL, INC.
                                                (Registrant)




Date:  November 14, 2001
                                      /s/ J. Michael Highland
                                      ------------------------------------------
                                      J. Michael Highland
                                      Executive Vice President Finance and
                                      Administration and Chief Financial Officer
                                      Principal Financial Officer




Date:  November 14, 2001
                                      /s/ Robert W. Gilbert
                                      ------------------------------------------
                                      Robert W. Gilbert
                                      Vice President - Finance
                                      Principal Accounting Officer