Form 10-K
period 2001-12-31
INDUS INTERNATIONAL INC
filed 2002-04-01
CIK 1041333

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-K
(Mark One)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001

                                       or

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM ___________ TO  __________.

                         Commission File Number: 0-22993
                                ----------------
                            INDUS INTERNATIONAL, INC.
             (Exact name of Registrant as specified in its charter)

                    DELAWARE                                   94-3273443
        (State or other jurisdiction of                     (I.R.S. Employer
         incorporation or organization)                   Identification No.)

                            3301 WINDY RIDGE PARKWAY
                             ATLANTA, GEORGIA 30339
               (Address of principal executive offices) (Zip code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price $5.50 of the Common Stock on March 15, 2002, as reported on the Nasdaq National Market, was approximately $58,894,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may by deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant's Common Stock, $.001 par value was 35,410,015 at March 15, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant's 2002 Annual Meeting of Stockholders to be held May 9, 2002 are incorporated by reference in Part III hereof, to the extent stated herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            INDUS INTERNATIONAL, INC.

                                    FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS


PART I.........................................................................................................3
   ITEM 1.    DESCRIPTION OF BUSINESS..........................................................................3
   ITEM 2.    PROPERTIES......................................................................................23
   ITEM 3.    LEGAL PROCEEDINGS...............................................................................23
   ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................23
PART II.......................................................................................................24
   ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........................24
   ITEM 6.    SELECTED FINANCIAL DATA.........................................................................24
   ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........25
   ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.....................................33
   ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................................................34
   ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE............55
PART III......................................................................................................55
   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............................................55
   ITEM 11.  EXECUTIVE COMPENSATION...........................................................................55
   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...................................55
   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................................................55
PART IV.......................................................................................................56
   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.................................56
SIGNATURES....................................................................................................59

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS


THIS ANNUAL REPORT ON FORM 10-K, AS WELL AS DOCUMENTS INCORPORATED HEREIN BY REFERENCE, MAY CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS ARE NOT BASED ON HISTORICAL FACTS, BUT RATHER REFLECT MANAGEMENT'S CURRENT EXPECTATIONS CONCERNING FUTURE RESULTS AND EVENTS. THESE FORWARD-LOOKING STATEMENTS GENERALLY CAN BE IDENTIFIED BY THE USE OF PHRASES AND EXPRESSIONS SUCH AS "BELIEVE," "EXPECT," "ANTICIPATE," "INTEND," "PLAN," "FORESEE," "LIKELY," "WILL" OR OTHER SIMILAR WORDS OR PHRASES. FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS RELATED TO: THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS; THE TIMING, AVAILABILITY AND FUNCTIONALITY OF PRODUCTS UNDER DEVELOPMENT OR RECENTLY INTRODUCED; AND MARKET AND GENERAL ECONOMIC CONDITIONS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO BE DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE AND ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE STATEMENTS. IMPORTANT FACTORS THAT MIGHT CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SUGGESTED BY THE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION OF THIS REPORT ENTITLED "DESCRIPTION OF BUSINESS - FACTORS AFFECTING FUTURE PERFORMANCE" BEGINNING ON PAGE 17. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH REFLECT MANAGEMENT'S OPINIONS ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO REVISE OR PUBLICLY RELEASE THE RESULTS OF ANY REVISION TO THESE FORWARD-LOOKING STATEMENTS.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     Indus International, Inc. (the "Company" or "Indus") develops, markets, implements and supports integrated Enterprise Asset Management ("EAM") and supply chain software and service products for capital-intensive industries worldwide. The Company's two principal software products are PassPort and EMPAC. The Company recently introduced a new software product, Indus InSite. These products are implemented by the Company's professional services organization and supported by its worldwide customer service organization.

     Indus' EAM products benefit customers by reducing maintenance and operating costs, increasing production capacity and speeds, increasing return on assets, and maintaining regulatory compliance. Proper maintenance of equipment and facilities can prevent costly failures, limit disruptions, and minimize downtime. More efficient use of personnel and better control of spare parts can reduce costs. Properly maintained equipment can run at higher production speeds and have a longer life cycle. Delaying new equipment purchases lowers the capital expense budget. Proper regulatory compliance can help companies avoid fines and forced shutdowns. Each of these benefits represent proven strategies that enable customers to sustain long-term competitive advantage.

     The Company markets its principal EAM products, known as PassPort and EMPAC, internationally and to distinct industry segments. Overall Indus' products and services consist of scalable, flexible business application software; regional professional services centers positioned throughout the Americas, Europe, the Middle East and Africa, and Asia Pacific; and service packages, which support such functional areas as: asset and work management, materials procurement and eProcurement, knowledge management, safety and regulatory compliance, mobile computing, electronic document management, and integration with financial and human resources products.

     Historically, the Company has been focused on delivering PassPort and EMPAC products to industries that have very complex assets, such as utilities (turbines and repair trucks), oil and gas (drilling platforms and large refining facilities), defense (airplanes, ships and tanks), pulp and paper (paper machines), metals and mining (fabrication machinery and mines/production plants), and process (manufacturing), as illustrated on the right side of the graph below.

                                    [CHART]


     The Company's multi-product strategy enables PassPort and EMPAC to support the broadest spectrum of industry needs in these quadrants. The Company continues to be the premier EAM supplier of complex functionality to large market, asset intensive industries such as oil and gas, pulp and paper, and mining and metals with its EMPAC software product, along with the utilities and defense industries with its PassPort software product. The Company builds long-term strategic relationships with its clients and has over 25 years of business process experience serving the utility industry alone. By the end of 2001, the Company's PassPort and EMPAC software products were licensed for use by over 300,000 end users representing 460 customers in 45 countries.

     The recent introduction of Indus InSite, an Internet developed product designed for the collaborative asset management market, brings Indus EAM expertise to the mid-tier market of industries that need asset management functionality, but with higher collaborative capabilities and much lower cost points. These industries include facilities and property management, consumer packaged goods, health sciences, manufacturing, and education and government. The total asset management product is represented by the illustration below.

                                    [CHART]


     PassPort and EMPAC are designed to interoperate with popular third-party applications that provide best business practice functions to their customers. Through strategic alliances, the Company works to extend the functional product footprint to complement the Company's core competency with software providers, such as Oracle Corporation ("Oracle"), PeopleSoft, Inc. ("PeopleSoft"), i2 Technologies, Inc. ("i2"), Lawson Software, Inc. ("Lawson"), and BEA Systems, Inc. ("BEA"), as well as with systems integrators, such as Accenture, Deloitte Consulting, and PricewaterhouseCoopers to create a software series that provides seamless interoperability with corporate and financial applications, expert systems, and certain industry specific systems that enable the Company's customers to improve operating efficiencies, reduce costs, and comply with governmental regulation.

     The Company is committed to the collaborative workplace to ensure its customers' competitive success and the Company has open-architected PassPort and EMPAC for effective integration with complimentary products. The Company's PassPort and EMPAC products are designed for large-scale projects with intensive record keeping and high volume transactions and are specifically designed for use with relational database management systems, relying on a mature development methodology that is ISO 9001-certified. The `server' software is designed to enable customers to use various operating systems, operate on multiple hardware platforms, and interoperate with many third-party software applications and legacy systems. Proprietary systems implementation methodology tools and web based education tools facilitate rapid and effective deployment and utilization of the Company's EAM applications. PassPort or EMPAC are typically licensed by customers, but are also available as a hosted product supported through remote data centers.

     Indus InSite is the first Internet-born and architected collaborative asset management product designed to deliver collaborative commerce to the mid-tier market of industries with less complex assets. InSite is offered as a hosted product. InSite was developed using a pure JAVA 2 EE design, thereby ensuring compliance with Internet standards, and the Company has spent nearly two years developing the product, which was formally introduced on October 23, 2001.
This design represents a major product differentiator, as most competitive designs simply attach an Internet front-end to their current technologies, which limits their ability to take advantage of the true power of the Internet.

     The Company's EAM products include consulting services provided by subject matter experts. This approach helps customers implement advanced EAM maintenance principles, materials management theories, and other advanced "best practice" strategies designed to provide a competitive advantage to the customer. The service package content comprising this business process improvement product leverages the knowledge gained from hundreds of customer implementations, the extensive plant experience of the Company's employees, and the global experience of its user community.

     Regionally located in close proximity to customer sites, the Company's professional services organization supports the Indus sales organization. The resulting process provides a high quality information exchange as customers learn how the PassPort and EMPAC products address industry-specific requirements. The Company also offers global 7 (days a week) x 24 (hours a day) multilingual customer support. The Company believes this combination of enterprise software, vertically oriented consulting services and worldwide customer support enables customers to increase equipment and production capacity, reduce operating costs, and safeguard the workforce and the environment.

     The Company was formed through the combination of The Indus Group, Inc., a California corporation, and TSW International, Inc., a Georgia corporation, in August 1997.

     Indus, Indus Solution Series, IndusWorld, Indus InSite, PassPort Software Solutions, ABACUS, ABACUS Toolkit, Sextant, PORTAL/G, PORTAL/95, PORTAL/97, PORTAL/J, VIEWPORT, Prism Consulting, Enterprise MPAC, EMPAC, IndusKnowledgeWarehouse, IndusConnect, IndusBuyDemand, IndusAnyWare, IndusASP, Curator, AssetWare, AssetCare, myindus.com and CareNet are trademarks and service marks of the Company. All other brand names or trademarks are the property of their respective holders.

PRODUCTS AND SERVICES

     The Company delivers world-class, business process based, EAM products, scaled and value priced for specific industry segments. The Company targets industries with highly complex assets through its PassPort and EMPAC software products. The Company targets industries with less complex assets, such as property management, consumer packaged goods, health sciences, manufacturing, and education and government through its recently introduced Indus InSite software product. These products are implemented by the Company's professional services organization and supported by its worldwide customer service organization.

   PassPort and EMPAC

     PassPort and EMPAC support an organization's operations and maintenance workforce, inventory management and procurement professionals, safety and compliance engineers, and other decision making personnel affected by asset care decisions throughout the enterprise. This customer user group is supported by such Indus software products as: asset and work management systems, materials and procurement systems, eProcurement systems, and safety and compliance systems, which seamlessly integrate to third party corporate financial systems from Oracle, PeopleSoft, i2, Lawson, and other providers. Beyond providing departmental information to affected workgroups throughout the customer organization, EAM techniques employed by the Company integrate process control systems and optimize capacity utilization through just-in-time maintenance management practices. PassPort and EMPAC incorporate sophisticated EAM methodologies, including reliability centered maintenance ("RCM"), total productive maintenance ("TPM"), web-based electronic commerce, and handheld mobile units to enable customers to apply Indus software products as a means to achieving a strategic and competitive advantage.

     EAM application business systems comprising PassPort and EMPAC are designed to reflect the requirements of specific vertical industry functions, and the technical architecture traditionally employed in these industries. The resultant transaction engines are designed to support PassPort and EMPAC. Functions within the application product lines have been tailored to encapsulate vertical business processing requirements that are augmented by subject matter expertise and consulting service packages, which uniquely position Indus to deliver a total product across the enterprise.

PassPort and EMPAC Target Markets

     PassPort and EMPAC, for large market, asset-intensive industries, requiring complex functionality, provide a series of business applications and business process improvement service packages that meet the EAM needs of businesses such as utilities, oil and gas, pulp and paper, mining and metals, defense, and process. PassPort is an integrated work management and supply chain software product, originally architected for the nuclear and highly regulated process manufacturing environment. Primary PassPort customers are very large operations that need size scalability and product depth, such as regulatory compliance for hazardous chemicals, radiation exposure, and fugitive emissions. EMPAC is an integrated maintenance, inventory, and purchasing software product, originally architected for discrete manufacturing plants, mining operations, and paper mills. Primary EMPAC customers are medium and large operations that need flexible product configurability to fit different plant sizes and product lines, as well as product width, such as integration capabilities with financial and human resources software products.

Product Architecture and Development Strategy

     Both PassPort and EMPAC offer a high degree of flexibility, rapid implementation, and scalability across multiple databases and operating systems. These products are compatible with popular productivity software such as word processors and spreadsheets. The Company utilizes industry-standard tools and technologies to develop products, enabling software products comprising this series to evolve along with rapidly emerging standards. The products are also scalable, permitting changes in network size, server platforms, and other architectural components with minimal disruption. The Company's products are designed for ease of use and are largely platform independent, running on industry-standard UNIX and MVS servers, including the IBM RS/6000, HP 9000, and Sun Solaris systems. The Company's architecture utilizes the power and functionality of relational database management systems from both Oracle and IBM with both text-based and graphical user interfaces.

     The Company provides versions of its client products on the Internet, for both E-Commerce (extranet) and internal (intranet) applications. The Company's clients also support a Windows Explorer navigational ability, which can be accessed from the native client as well as the Internet. Standard Internet protocols are used to integrate PassPort and EMPAC with popular office software on the user's desktop. Users may also execute reports on the server and view them through the web browser. The Company was also the first EAM vendor to provide a suite of mobile computing modules to support critical field and warehouse business practices.

     The real-time, collaborative architecture of PassPort and EMPAC relies upon an application server to process all application logic that is used by the web browser to render the user interface. The database server carries out data management functions. Integration with market-leading lightweight directory access protocols, or LDAP, provides common user definitions and security between various PassPort and EMPAC applications and other LDAP-compliant applications. Additionally, the use of extensible markup language, or XML, and messaging over hypertext transfer protocol, or HTTP, as well as open application programming interfaces, or APIs, accessible via COM, Java, and C/C++, augment its integration capabilities.

     The PassPort and EMPAC security architecture incorporate extensive security features designed to protect sensitive data managed by the application from unauthorized retrieval or modification. It uses the capabilities of its own applications, the client operating system software, some of the security features of the relational database management system platforms, as well as certain third-party security products, such as LDAP directory servers.

Implementation Methodology and Related Services

     Indus products are implemented through the Company's proprietary ABACUS tools and implementation methodology. ABACUS consists of software-driven analytical tools, implementation plans and educational resources that encapsulate the Company's extensive experience in implementing enterprise management software products. ABACUS provides a step-by-step implementation life cycle framework for all installation, integration, and education and business review activities. In addition, ABACUS enhances the ongoing effectiveness of Indus software products and assists customers in improving their business processes.

     ABACUS software tools use a time-sensitive and track-oriented approach to help customers and the Company's business experts, technical specialists and training professionals implement the Company's applications. In addition to interactively identifying implementation procedures, ABACUS contains over 575 "best practice" examples of how such procedures were performed by other process industry companies, drawn from the Company's extensive experience in implementing EAM software products. The Company currently licenses ABACUS software tools in conjunction with Indus software products, which includes the use of the ABACUS ToolKit, a version of the ABACUS software that allows customers to tailor their internal project goals and objectives with other corporate initiatives, modify implementation plans and associated deliverables, supporting specific project/progress reporting, etc. Versions of ABACUS products have been created to effectively address the Company's entire product suite, as well as implementation requirements and "best practice" selections of interest to specific vertical industries.

     A critical component of the ABACUS implementation is the partnership between the software provider (the Company) and the customer. At the outset of the project, the Company assigns a Project Manager or Account Executive to help ensure a successful, on-schedule implementation. Throughout the implementation process, the Indus team defines and then executes a customer-specific, yet time-proven, implementation process that focuses heavily on critical Business Process Improvement ("BPI") and Return on Investment ("ROI") processes to drive current and future customer success. The Company has also developed alliances with large systems integrators, as well as smaller third-party implementers and providers. This ensures that customers with specific requirements can leverage the value-added services of these firms when implementing PassPort or EMPAC.

PassPort/EMPAC Workbenches

     A series of workbenches assist information engineers in the development of business application systems and post-development implementation support for large-scale projects. These workbenches include programming tools, data services workbenches for data load and system interface exercises, and data migration tools. These productivity tools help the Company demonstrate rapid development of high-quality, highly functional applications on predictable schedules and within established budgets.

     The Company also licenses PassPort and EMPAC workbenches to customers desiring the ability to modify business applications to suit internal needs and to perform system administration and maintenance over the application life cycle.

Hosted Products

         PassPort and EMPAC are available as a hosted product fully supported through remote data centers. The Indus hosted product provides the EAM excellence of PassPort and EMPAC, integrated web-enabled applications, and the Internet's e-business opportunities. The Company is responsible for the customer's hosted system and is the single point of contact for any functionality issues related to PassPort or EMPAC. PassPort or EMPAC are accessible over the Internet or a dedicated network, via a web browser. The hosted product offers comprehensive functionality, reduces implementation time, and service levels are guaranteed.

         The Indus hosted product integrates with customer legacy systems, delivering a true best-of-breed product. It includes many touch points with other industry software application leaders such as Oracle and PeopleSoft. The hosted product provides the flexibility of both packaged and tailored products. The packaged product is a pre-configured, turnkey system that addresses the traditional needs of organizations. The tailored product provides the proven flexibility to ensure that unique organizational needs are completely fulfilled.

         The hosted product contains robust, layered security to protect the data. Firewall products are provided to guard entry points into the hosted environment. Proactive monitoring provides alerts to the System Security Operations staff. Digital certificates secure the web servers, and all communication is via SSL, a security protocol that provides communications privacy over the Internet. Database access is only available via the application, which has embedded security measures. Based on an authenticated ID and password, access is limited to a user's job functions.

         The Company's hosted product infrastructure partners provide a suite of services that expertly manage mission-critical software. With a large, multi-specialized, technical staff of certified engineers, the infrastructure partners provide the level of services and expertise necessary to ensure secure, scalable, high-performance operation 24 hours a day. Their services include installation and maintenance of hardware and software, core software expertise, high-volume backup and recovery systems, and constant, proactive monitoring by their server operations center.

INDUS INSITE

The Company's experience working with customers in many different markets, and its ongoing research and development efforts highlighted an opportunity to develop a product to meet market needs. The evolution of collaborative business models and Internet software technologies provided an opportunity for a different maintenance product.

What Does InSite Do?

Indus InSite addresses the need for, and the benefits associated with, collaboration, which is typically defined as "working together towards a shared objective." Collaboration occurs between different departments within an organization as well as between separate divisions and even completely separate companies. Most vertical industries are outsourcing activities that are "non-core" to a company's business model. Breaking down barriers of geography and language has resulted in a push to expand operations into new global markets. Geography, time zones, monetary systems, divergent cultures, functional and organizational differences, technology and application disparities all create gaps between distributed teams that share a common goal of contributing to a growing number of day-to-day and strategic business activities.

                                    [GRAPHIC]

         Many companies are looking for ways to bridge these gaps, tying into cross-organizational business processes, sharing important operational data, integrating with the business systems that run the enterprise, and providing a valuable cross-enterprise platform for rich collaboration.

Collaboration In The Maintenance World

         In the realm of asset lifecycle management, collaboration can have tangible benefits. Many companies are outsourcing certain maintenance activities to external firms that have a certain expertise or qualification. Typically, these organizations coordinate maintenance activities via telephone, fax, email, or paper work transactions. The asset owner and the maintenance contractor share a common goal - the maximum performance and optimization of that asset. Performance may be measured by uptime, output, availability, operation within a specified range, or some other measurement. Their working relationship may be governed by contracts specifying the terms.

         A collaborative relationship might involve both parties sharing common performance information and key performance indicators (KPI's). They could access the same asset monitors for real-time statistical information. They could use a shared communication protocol for updates, alerts and reporting. Their work management systems could intersect so that a Work Request from the asset owning company becomes a Work Order for the maintenance company, and their completed task process updates both companies' systems.

         The benefit of this form of collaboration is faster maintenance response time and accuracy, resulting in optimal asset productivity. It means lower costs owing to more accurate asset management, and streamlined communication. It improves asset management capabilities with shared, real-time performance measures so that both companies are working from the same intelligence.

         Another example is represented between a manufacturing company and their distributors. Many companies have a network of distributors, often in different countries, time zones and languages. Coordinating production schedules can be difficult with variable supply and output constraints. Communication errors, production shortages, cost overruns, and excessive inventory can result. In the collaborative world, all these groups work as a team, with a common goal of optimized production and distribution. It is difficult if these groups are divisions of the same company, and it is even more difficult for separate companies operating in different countries, languages, currencies, time zones, and units of measurement.

         True collaboration results when these companies share common information and measurements of inventory levels, production schedules, and asset performance. Benefits are achieved when their business processes work together ensuring fast access to accurate information in a common language. Ideally they could work in their own language and terms while still accessing a common source of information.


Indus InSite - Facilitating Collaboration

         Indus InSite delivers sustainable benefits--competitive advantages, operational excellence, and maximum profitability-- through uncompromising functionality, intellectual property, and scalability. Indus recognized the need and opportunity for a new product that could facilitate collaboration and deliver tangible benefits. InSite was developed from the ground-up to address these challenges and deliver accelerated return on investment. InSite was built around four key design philosophies: pure Internet, ease of use, business intelligence and collaboration. These design philosophies ensured that InSite would enable Indus to help its clients to architect their collaborative enterprise. The specific features and functions result in business value in many areas.

Accelerated ROI

         Using advanced decision and data search technologies, InSite provides a self-evident system interface allowing customers' employees to use the system easily and effectively, to find problems within the business operation and then to fix those problems and prevent them in the future. Comprehensive e-Learning tools are integrated with the product so that any user can quickly learn how to use it, and become productive within hours, versus months for a traditional EAM product. This means system implementation and data conversions from customers legacy systems are accomplished within 2-3 months rather than the traditional 12-18 months required by more complex enterprise asset management systems.

Operational Intelligence

         InSite transforms data into information that forms the basis of operational intelligence. Information is analyzed and "pushed" to the right user at the right time to optimize decision-making. Key performance indicators provide the executive management team with instantaneous access to production alarms as well as production performance data. This business value allows them to make just-in-time or even predictive decisions that will significantly eliminate production downtime, stabilize equipment uptime, and ensure that a company runs leaner as well as smoother.

Workforce Mobility

         InSite allows end users to use a full suite of pagers, personal digital assistants and cellular telephony to better inform a wealth of geographically distributed personnel inside and outside of a customer's business. InSite provides customers' employees and partners, no matter where they are in the world, with information on work order status, equipment problems, labour problems, production issues and even inventory issues. By having this data instantly available, InSite empowers these people to make fast decisions that can resolve production issues before they become major problems.

Investment Protection

         For its development of InSite, the Company used current available technology with development methodologies and techniques to create a modular product that can grow and adapt to customers future needs. The Company decided to use the BEA JAVA 2 EE Internet-born architecture that allowed Indus to totally separate the platform design from the functional design. This allows the customer's InSite software investment to evolve with numerous enhancements at both the platform and the functional level. For example, the benefit of component development within the Indus partner BEA framework allows the user the ability to add, subtract, enhance or otherwise modify specific functionality of the software with no impact on the rest of the software. The result is a product where future software releases are backward compatible with their particular configurations.

Lower Entry Cost

         InSite is a hosted application product without any up-front license fees. When a customer signs up for a three-year contract or longer, the Company can show the customer how the Company will reduce the associated information technology cost. The trend towards applications delivered as web services via application service providers or hosted products is growing. IT departments today are under cost and performance pressures, and the ability to eliminate new hardware, networks, software and support allows the IT department to concentrate more attention on supporting the information of IT, not the infrastructure.

Enabled Collaboration

         InSite was developed with the capabilities to bridge the gaps between geographies, organizations, applications, languages, and functions. Open communication protocols, and the modular architecture promote integrated information and business processes in multiple languages, currencies, and even technologies.

         Finally, InSite can provide standard Enterprise Application Interfaces ("EAI") using XML technology that allows the customer to easily integrate e-Commerce, e-Procurement, e-Services and many other Internet-based capabilities into the customers operations. Internal departments, as well as external partners, suppliers, and contractors can share common performance data and work processes to achieve their common objectives. This allows purchasing groups to collaborate with their suppliers, which will lower their capital equipment costs or even their day-to-day operational supply procurement costs. As suppliers increasingly share asset lifecycle management responsibilities with customers, or assume full responsibility with performance guarantees, InSite becomes a valuable tool to enable the exchange of information about asset performance and history between the supplier and asset owner. Even contractors can use InSite to accelerate maintenance response time, and truly collaborate with their clients.

CUSTOMER SERVICE AND SOFTWARE MAINTENANCE

     Indus World Wide Customer Service provides high-quality assistance to help customers increase productivity and system availability. The Company combines state-of-the-art technology and a highly skilled team of professionals to deliver service through an international infrastructure designed to respond promptly and effectively to customer needs.

     The Company offers a variety of service options for each of its products. Indus World Wide Customer Service Centers are strategically located in North America, the United Kingdom, and the Asia Pacific region. Two of the Company's service programs are `5 x 24' and `7 x 24', which provide extended telephone service after business hours for production-down and critical issues, 24 hours a day, 5 and 7 days a week, respectively. No matter the point-of-origin of the call, or what time, our toll-free number automatically routes the customer's call to a fully staffed Indus Customer Service Center. By accessing a global customer service database, the Company's customer service professionals can share the most up-to-date technical information and provide fast, consistent responses to customer issues around the clock from anywhere in the world

     eService is Indus' web-based mechanism for allowing our customers to access information about our products and services, as well as log cases, suggest product enhancements, and search for patches or resolutions to common product issues. This service is available 24-hours-a-day, 7-days-a-week.

TRAINING

     The Indus Learning Center, the Company's training division, designs, manages, and implements comprehensive education and training products for its user community. The Company's training professionals provide instructional design and courseware development services, training coordination support, train-the-trainer and end-user programs, and technical training for customer installations worldwide. Open enrollment training courses are provided at the Company's training centers in Atlanta, Georgia; Toronto, Canada; Woking, England; and Brisbane, Australia. Training is also provided at customer sites at the customer's option. The Indus Learning Center has developed a comprehensive set of e-Learning training materials to educate and train customers and internal staff. The e-Learning products include web-based-training courses and Indus e-Class, an on-line step-by-step guide for cycling through Indus product screens.

CUSTOMERS

     The Company provides enterprise management software products to large process industry customers primarily in the energy industry, continuous process industries, industrial manufacturing industry, and the public sector. Customer groups within these capital-intensive markets include: electric and gas utilities, telecommunications providers, petrochemical refineries, mining and metals, forest products producers, consumer packaged goods manufacturers, educational systems, and governmental and military institutions. The Company intends to target industries with less complex assets, such as property management, consumer packaged goods, health sciences, manufacturing, education and government, and others through its recently introduced Indus InSite software product.

     As of December 31, 2001, the Company's products were licensed for use by over 300,000 end-users representing 460 customers in 45 countries.

     In the first quarter of 2001, the Company announced that the United Kingdom's Ministry of Defense "MoD" had selected the Company as the application provider for the MoD's Defense Stores Management Solution ("DSMS") for logistics and asset management. The DSMS contract represented 23.3% of the Company's total revenues in 2001. One other customer accounted for 12.2% and 13.2% of Company's total revenues in 2000 and 1999.

     In January 2002, the Company announced that it received notification that the MoD suspended all current contractual work on the DSMS project, as it reviews its priorities against long-term resource availability. The MoD has not advised the Company when this review will be completed. The Company cannot assure investors that the DSMS project will be resumed, or if it is resumed what the scope of work will be involved. The Company expects to incur operating losses in the near term as a result of the suspension of the DSMS project.

SALES AND MARKETING

     The corporate marketing function is organized into vertical business areas, which comprise capital-intensive facilities and process industries targeted by the Company. By segmenting the market into vertical business areas, the Company can package and deliver its products and service offerings effectively to the industries it serves. These markets and sub sectors consist of the following:

UTILITIES, COMMUNICATIONS AND DEFENSE INDUSTRIES
Water and waste treatment
Nuclear power generation
Fossil power generation
Hydroelectric power generation
Energy transmission and substations
Energy distribution and delivery
Defense logistics Communications


ENERGY RESOURCE EXTRACTION AND PROCESS INDUSTRIES
Chemical, petrochemical, oil, and gas
Metals and mining
Pulp, paper and forest
Process manufacturing
Discrete manufacturing
Pharmaceuticals and biotech
Consumer packaged goods
Public transit
Education and government

     The Company markets and sells its products and services in three primary areas of the world:

     - the Americas, with direct sales representatives in the US, Canada and Latin America;

     - Europe, the Middle East and Africa, with direct sales representatives in the UK, France and the United Arab Emirates;

     - and Asia-Pacific, with direct sales representatives in Australia and Japan.

     In addition to these direct marketing and sales resources, the Company utilizes business partner relationships and channel partner programs directly and indirectly in other parts of the world. As of December 31, 2001, the Company's Sales and Marketing organization consisted of 111 employees. The marketing staff is based at the Company's office in Atlanta, Georgia, while the sales organization is decentralized throughout the three operational centers.

     The direct sales cycle begins with the generation of a sales lead, or the receipt of a request for proposal from a prospect, which is followed by qualification of the lead, an analysis of the customer's needs, response to a request for proposal, one or more presentations to the customer utilizing the special knowledge of the industry vertical pre-sales staff, customer internal sign-off activities, and contract negotiation and finalization. While the sales cycle varies depending on the customer, the sales cycle generally requires from three to eighteen months.

     In support of its sales force, the Company conducts comprehensive industry-specific vertical marketing programs which include public relations, trade advertising, industry seminars, trade shows and ongoing customer communication programs through IndusWorld, the Company's international user group. In addition, the Company's Account Manager Program provides regional support and specialized attention for each of its customers. Account Managers assist in implementing licensed applications over multi-year engagements, promote licensing of additional applications, and encourage existing customers to identify and help fund new applications and expanded core offerings.

STRATEGIC RELATIONSHIPS

INDUS STRATEGIC CLIENT PROGRAM

     The Indus Strategic Client Program is designed to create a relationship in which all participants receive benefits. The Company and its strategic clients take mutual responsibility for the overall success of the program. The program establishes the collaborative planning framework to recommend improvements to the business processes of both parties, implement innovative and cost-effective solutions to business needs, and engage each other in the Company's strategic vision. The program improves the competitive positioning of Indus and the strategic clients, enhances the ROI that strategic clients receive from implementing PassPort, EMPAC or InSite, and continues the high quality and reliability of Indus products, project support, and customer service.

     The Company anticipates that the Strategic Client Program will result in ongoing refinement and/or extension of PassPort, EMPAC, or InSite, such that Indus will maintain its leadership position in the EAM marketplace. Additional specific objectives include the following:

-    Work collaboratively to document return on investment by customers.

-    Identify appropriate partner applications.

- Fully leverage Indus products to support the strategic clients' growth strategies.

- Identify new products and extensions to existing products that support the Company's strategic objectives.

     The Company has identified the following criteria for participation in the Strategic Client Program:

- Commitment to PassPort, EMPAC, or InSite and agreement to act as a reference site.

--   Recognized knowledge and business improvement leaders in their industry.

--   Deployment of a collaborative strategy with strategic software partners.

-- Willingness to commit resources to exploit opportunities and sustain their competitive advantage.

INDUS SOFTWARE PARTNER PROGRAM

     Through its Software Partner Program, the Company offers a series of partner programs designed to increase the number of software products it can provide to its customers, enabling Indus to continue to focus on developing and delivering functionally advanced EAM products.

     The Company believes that the need to forge strategic partnerships is continually increasing as the needs of the Company's customers evolve and the global marketplace expands. By combining the Company's own market-leading EAM software with its partners' considerable strengths in products, services and market-focused products, the Company provides its customers the leverage needed to increase its return on assets, while providing the Company with additional software license fees and services.

     The Company partners with the "best in class" to ensure that its customers receive leading products and services in the marketplace. These partners must demonstrate the market leadership and vision that enables the Company to deliver the high level of excellence that its customers have come to expect.

     The Software Partner Program consists of three partner categories, three partner levels, and distinction as to whether a partner is certified or not. Each partnership level (Premier, Associate and Embedded) and the category of partner certification (EAI, eBusiness and CSP) drive the nature of the relationship. The Company is also developing a new partner level, for strategic partners, which would work with Indus to aggressively extend the breadth of the Company's portfolio and market reach, while generating incremental and new revenue. The following provides brief descriptions for each type of existing partner level and category:

Partner Levels:


1. PREMIER: This level of partner is critical to the Company's success in providing enhanced product functionality, competitive positioning and product differentiation.

2. ASSOCIATE: This level of partner provides added value to the Company's products through services and/or product functionality.

3. EMBEDDED: These partners are established market leaders that broaden and enhance our core infrastructure thus shortening development time and accelerating time to market. Each Embedded Partner has the opportunity to partner at any of the three specific levels of partnership.

Partner Categories:

1. ENTERPRISE APPLICATION INTEGRATION (EAI): These are partners that provide middleware software or applications that are used to develop a module(s) of the Company's application suite. By definition and the nature of their products, EAI partners are certified as Indus Solution Services Partners through the integration of the partner offering into Indus' products. By the nature of these partners, their partner level is considered Strategic.

2. EBUSINESS: These are partners that deliver part of the eBusiness product suite. Business Partners may or may not be certified. This depends on the partner and how they want to be positioned with the Company to the customer community. The products provided by the eBusiness partner extend the value of the Company's software through their offerings. Each eBusiness partner has the opportunity to partner at any of the three specific levels of partnership.

3. COMPLIMENTARY SOLUTION PROVIDERS (CSP): These are partners that provide products that extend the value of the Company's software through their offerings. CSP partners may or may not be certified. This depends on the partner and how they want to be positioned with the Company to the customer community.

INDUS SOFTWARE PARTNERS

     The Company works with a variety of partners to create the widest range of possible products for its customers. The following list highlights several of the Company's Partners:

1. ORACLE CORPORATION -- both an Enterprise Resource Planning partner and a B2B eComerce partner helping the Company to leverage B2B technology.

2. BEA SYSTEMS INC. -- supports the Company's customers' need to design and automate business processes that integrate back-end applications and e-commerce technologies.

3. PEOPLESOFT -- for corporate financial, human resources, and payroll systems.

4. ALTAVISTA -- a complimentary product partner with its first full-text search service.

5. I2 TECHNOLOGIES -- expands the Company's global inventory visibility and search capabilities by enabling business-to-business end-users to find, analyze, organize, and monitor product and supplier content (catalogs).

6. BUSINESS OBJECTS -- provides business intelligence that lets organizations access, analyze, and share information internally with employees and externally with customers, suppliers, and partners.

7. WIZART -- a complete internationalization workbench that allows in a very short time the translation of information internally (messages, external components) and externally (no recompilation).

RESEARCH AND DEVELOPMENT

     The Company has a dedicated research, development, and software engineering organization, and regularly releases new products and enhancements to existing products. Research and development efforts are directed at increasing product functionality, improving product performance, and extending the capabilities of the products to interoperate with selected third-party software products available from alliance partners such as Oracle, PeopleSoft, BEA, AltaVista, i2, and others. These efforts include developing new applications that address new horizontal and vertical functions.

     The Company believes that research and development is most effectively accomplished if customers are involved in the process. Through direct customer involvement and consensus input from user group oversight committees, product content is improved and the customer acceptance of new software deployment is significantly increased. In addition, the interactive development process promotes increased customer awareness of the technological features of the product and fosters greater product loyalty.

     As of December 31, 2001, the Company had 347 employees engaged in research and development. The Company's research and development expenses were approximately $33.8 million, $51.6 million and $49.5 million in 1999, 2000 and 2001, respectively. Customers, as part of service contracts, fund certain development costs. Reimbursed development costs are included as part of cost of revenues.

COMPETITION

   The EAM software products business is highly competitive, constantly changing, and significantly affected by new product and technology innovations brought about by industry participants. The Company believes that the principal competitive factors in its businesses will be:

     - product performance and functionality;

     - adaptability to new trends driven by technology and customer requirements;

     - cost of internal product development as compared with cost of purchase of products supplied by outside vendors; cost of ongoing maintenance; and

     - time-to-market with, and market acceptance of, new products, including Indus InSite; and new enhancements, functionality and services.

     The Company's success also depends significantly on its ability to develop more advanced products more quickly and less expensively than its existing and potential competitors and to educate potential customers of the benefits of licensing the Company's products. The Company's competitors include companies in the enterprise, departmental, and point products market segments. At the enterprise product level, the Company's main competitors are SAP, Oracle, and Industrial and Financial Systems ("IFS"). The Company counters these competitors by offering product sets that provide baseline integration to Oracle's corporate financial and human resources applications, SAP's financial applications, and PeopleSoft's corporate financial, payroll, and human resources applications. In the departmental or plant products market for "Tier 1", customers having annual revenues greater than one billion Dollars, the Company competes primarily with other EAM software vendors such as SAP, Mincom Corp., and IFS. In "Tier 2", markets with customers having annual revenues between $250 million and one billion Dollars, the Company competes with MRO Software, Inc. (formerly Project Software & Development, Inc.), Marcam, Gores, Invensys, and Datastream Systems, Inc. Point products vendors such as Severn Trent Systems, Synercom, and others provide competing software products to industry sub-sectors such as transmission and distribution of electric power for utilities.

     In the future, the Company may also face competition from PeopleSoft and SPL WorldGroup B.V., if these vendors elect to broaden their products to include some components of EAM functionality. In addition, the Company faces competition from suppliers of custom-developed business application software that have focused largely on proprietary mainframe- and microcomputer-based systems with highly customized software, such as the systems consulting groups of major accounting firms and systems integrators. A host of Internet-based application vendors, who offer state-of-the-art systems that can complement the PassPort, EMPAC, or InSite, may become competitors in certain cases where they attempt to extend their products to cover the entire range of Supply Chain Management or other activities. The Company also faces competition from systems developed by the internal MIS departments of large organizations.

     The Company believes it has a number of competitive strengths that will help it maintain its leadership within the EAM space. First is the Company's depth and breadth of products, with some of the most comprehensive EAM products on the market developed with over 25 years or experience, which has led Indus to capture much of the "Tier 1" market. Second is the Company's scalability, with products able to scale up to multiple thousands of users. Third is the Company's substantial installed base of "Tier 1" clients, providing a source for selling additional services and add-on modules, as well as providing client references that can help the Company close deals with new prospects. Finally, the new Indus InSite product will potentially enable the Company to break into the "Tier 2" market.

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

EMPLOYEES

     As of December 31, 2001, the Company employed 899 people, of which 347 were primarily engaged in research and development activities, 374 in post-sales support and customer project operations, 111 in sales and marketing, and 67 in administration and finance. None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages and believes that its relationship with its employees is excellent.

     The Company's future success depends, in large part, on the continued service of its key management, sales, product development and operational personnel and on its ability to attract and retain highly qualified employees, including management personnel. There can be no assurance that the Company will be successful in attracting, retaining and motivating key personnel.

EXECUTIVE OFFICERS

     The executive officers of the Company as of March 2002 were as follows:

                NAME OF NOMINEE                    AGE                          PRINCIPAL OCCUPATION
Thomas R. Madison..............................     56     Chairman of the Board of Directors
Kent O. Hudson.................................     48     President and Chief Executive Officer
Richard H. Beatty..............................     55     Executive Vice President and Chief Operating Officer
J. Michael Highland............................     41     Executive Vice President Finance and Administration and Chief
                                                           Financial Officer


     Mr. Madison has served as Chairman of the Board of Directors of the Company since December 19, 2001 and as a director of the Company since April 24, 2001. From January 2001 until December 2001, Mr. Madison served as an independent management consultant. From May 1999 until January 2001, he served as President and Chief Executive Officer of Talus Solutions, implementers of products and services that optimize pricing strategies and practices based upon customer buying behaviors. From March 1994 until May 1999, Mr. Madison served as Group President and Corporate Vice President of Computer Sciences Corp.

     Mr. Hudson has served as President and Chief Executive Officer and a director of the Company since January 11, 2000. During 1999, he was a consultant to the Company. From August 1998 to January 2000, he served as the President of Trinity Coast, Inc., a management consulting firm. From July 1997 to September 1998, he was President and Chief Executive Officer of Strategic Resource Solutions, the non-regulated subsidiary of Carolina Power and Light. From November 1991 to June 1997, he was founder and Chief Executive Officer of Applied Computer Technologies, an EAM software product for educational institutions, prior to its acquisition by Carolina Power and Light.

     Mr. Beatty has served as Executive Vice President and Chief Operating Officer and a director of the Company since January 11, 2000. From 1996 to August 1999 he was an independent consultant. From 1992 to 1996 he served as President, Consulting Services for SHL SYSTEMHOUSE. From 1980 to 1992 he was a Partner at Andersen Consulting.

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

EMPLOYMENT AGREEMENTS

     All the executive officers of the Company have employment contracts with the Company, except for Mr. Highland, whose employment contract expired in January 2002.

                      FACTORS AFFECTING FUTURE PERFORMANCE

The Company's Operating Results May Fluctuate Significantly from Quarter to Quarter.

The Company's operating results have fluctuated in the past, and the Company's results may fluctuate significantly in the future. Prior to the third quarter of 2001, the Company had generated net operating losses for the seven prior quarters, starting with a $6.8 million loss in the fourth quarter of 1999, increasing to a $20.2 million loss in the second quarter of 2000, and decreasing subsequently to a $6.7 million loss in the second quarter of 2001. Although the Company was profitable in the third and fourth quarters of 2001, the Company does not expect to be profitable in the near term and may not be profitable in future quarters. Operating results of the Company may fluctuate from quarter to quarter, depending on a number of factors, including:

     - the relatively long sales cycles for its products;

     - delays or deferral in the completion of product implementation;

     - the variable size and timing of individual license transactions;

     - changes in demand for its products and services;

     - market acceptance of new products, including Indus InSite and any next generation product offerings;

     - the development and introduction of new operating systems and/or technological changes in computer systems that require additional development efforts;

     - competitive conditions in the industry, including changes in the pricing policies of the Company or its competitors;

     - changes in customer budgets;

     - the introduction of new products or product enhancements by the Company or its competitors;

     - the Company's success in, and costs associated with, developing, introducing and marketing new products, including the necessary software and technology for Indus InSite, its eBusiness offerings and its next generation product initiatives;

     - product life cycles;

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

Market Acceptance of Indus InSite and other New Products

In October 2001, the Company announced its hosted, Internet-based EAM product, Indus InSite. There can be no assurance that any of the Company's new products, including Indus InSite, its e-initiatives, and web-based offerings, will be sold successfully or that they can achieve market acceptance. The Company's future success with Indus InSite and other next generation product offerings will depend on its ability to accurately determine the functionality and features required by its customers, as well as the ability to enhance its products and deliver them in a timely manner. The Internet market is an emerging market that may undergo rapid technological change. The Company cannot predict the present and future size of the potential market for Indus InSite and its e-initiatives. The Company may incur substantial costs to enhance and modify its products and services in order to meet the demands of this potential market.

Risk Associated with the United Kingdom's Ministry of Defense ("MoD") Agreement

In the first quarter of 2001, the Company announced that the United Kingdom's MoD had selected the Company as the application provider for the MoD's DSMS for logistics and asset management. The DSMS contract accounted for approximately 23.3% of the Company's revenues for the year ended December 31, 2001. In January 2002, the Company announced that the MoD has suspended all current contractual work on the DSMS project as it reviews its priorities against long-term resource availability. The MoD has not advised the Company when this review will be completed. The Company cannot assure investors that the DSMS project will be resumed, or if it is resumed what the scope of work will be involved. Moreover, the Company has demobilized resources that were working on the DSMS project and in the event that the DSMS project is resumed, there can be no assurance that the Company will be able to remobilize its resources in a timely and efficient manner. The Company expects to incur operating losses in the near term as a result of the suspension of the DSMS project.

     The Company anticipates generating a net loss during the first quarter of 2002, due primarily to the suspension of the MoD's DSMS project and related restructuring charges the Company anticipates taking during the first quarter of 2002. A loss during the first quarter of 2002 would trigger a default of the profitability covenant within the bank line of credit. Such a default would require the Company to maintain a compensating balance, equal to all outstanding credit line and letter of credit usage, with the lender. Other than the existing $2.25 million standby letter of credit, no other usage of the line of credit is anticipated and the Company believes it will be able to fund the compensating balances without negatively impacting the operations of the business. The Company also believes that the lender would provide us with a waiver if we maintain the required compensating balance; however, our expectations of future operating results and continued compliance with our debt covenants cannot be assured and the lender's actions are not controllable by the Company. If our projections of future operating results are not achieved and our line of credit is placed in default, we would not experience a material adverse impact on our reported financial position and results of operations because we are not in reliance of the line of credit, except for our $2.25 million standby letter of credit.

Indus InSite Subscription Revenue Model

     Indus InSite is a hosted product, which is being made generally available in 2002. Initially, the Company plans to sell this product through subscription agreements under which customers will pay a relatively low monthly or annual fee for the right to use the InSite services. The InSite service offering is delivered via software products that are hosted by the Company and accessed by its customers via the Internet, leased lines, a virtual private network, or other communications methods offered by the Company. As a result, customers will not need to create or maintain an extensive internal information system to support the product, and the customer's cost to discontinue their subscriptions, not renew at the end of the term, or to switch to other products, would be lower than purchasing a license for a fee, as under the traditional license fee-based revenue model. Moreover, the Company does not have extensive experience in hosting applications, and the hosting industry is relatively young. If the Company does not accurately predict the volume of traffic, or if the Company encounters technical difficulties with the InSite software or its third-party hosting service providers, the Company may experience slower response times or other problems with the service. Any delays in response times or other performance problems could result in customers discontinuing their use of the service or not renewing at the end of the term. If a significant number of customers discontinue their subscriptions, or choose not to renew them, it could have material adverse impact on the Company's future revenue, and on the Company's overall results of operations.

Market acceptance of Indus InSite depends, in part, on the continued acceptance of the Internet for business transactions.

The development of the Internet as a medium for business transactions, and asset management in particular, is in a relatively formative stage. As Indus continues to develop and market Indus InSite and other Internet-based products, the success of those products will depend on the continued use and development of the Internet as a tool for the transaction of business, and asset management in particular. Indus cannot assure investors that the infrastructure or complementary services necessary to maintain the Internet will be developed or maintained. If the Internet fails as a medium for business transactions, and asset management in particular, it would have a material adverse affect on the market acceptance of Indus InSite and other Internet-based products we develop.

Security risks and concerns may deter the use of the Internet, which could adversely affect the market acceptance of Indus InSite.

A significant barrier to the adoption and success of Internet-based products like Indus InSite is the secure transmission of confidential information over public networks. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of security systems. If any well-publicized compromises of security were to occur, it could have the effect of substantially reducing the use of the Internet for commerce and communications. Anyone who circumvents the security measures for Indus InSite could misappropriate proprietary information or cause interruptions in the services Indus provides through InSite and its other Internet-based products. The Internet is a public network, and data is sent over this network from many sources. In the past, computer viruses, software programs that disable or impair computers, have been distributed and have rapidly spread over the Internet. Computer viruses could be introduced into the Indus InSite system or those of the Company's customers or suppliers, which could disrupt Indus InSite or make it inaccessible to customers. Indus may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. To the extent that the Company's activities may involve the storage and transmission of proprietary information, security breaches could expose the Company to a risk of loss or litigation and possible liability. The Company's security measures may be inadequate to prevent security breaches, and the adoption of Indus InSite and the Company's business in general would be materially harmed if we do not prevent them.

Changes in Management

The Company has had significant turnover at the executive management level during 2000 and early 2001. The current executive management team has only recently begun to work together, and they may be unable to integrate and work effectively as a team. There can be no assurance that the Company will be able to motivate and retain the current executive management team or that they will be able to work together effectively. If the Company loses any members of its executive management team or they are unable to work together effectively, the Company's business, operations and financial results could be adversely affected.

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

     The Company underwent two reductions in force during the first quarter of 2002, largely in response to the suspension of the DSMS project by the MoD and general weakness in capital expenditures in the markets that the Company serves. The Company may not be able to rehire these people if the DSMS project is resumed or when general economic conditions improve, which could adversely affect the Company's future operating results.

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

Risks Related to Restructuring

     During 2000 and 2001, the Company restructured some of its operations by, among other things, relocating its corporate headquarters and administrative functions to Atlanta, Georgia from San Francisco, California. On March 21, 2002, the Board of Directors approved a formal restructuring plan that will necessitate taking a restructuring charge in the first quarter of 2002, largely in connection with the suspension of the DSMS project by the MoD. These types of restructurings have operational risks, including reduced productivity and lack of focus as the Company hires, terminates and assimilates a substantial number of new employees. In addition, there can be no assurance that the Company will achieve the anticipated cost savings from these restructurings and any failure to achieve the anticipated cost savings could cause the Company's financial results to fall short of expectations. Moreover, the Company has taken charges for restructuring expenses in connection with its restructuring, including an $8.0 million charge in the second quarter of 2001 and an anticipated $3.620 million charge in the first quarter or 2002, and there can be no assurance that additional charges for restructuring expenses will not be taken in future quarters. Significant future restructuring charges could cause financial results to be unfavorable.

Intense Competition

The EAM market is intensely competitive. In order to remain competitive, the Company must continually enhance its baseline software and integration products and develop new products in a timely fashion. The Company believes that the principal competitive factors in its businesses will be:

-  product performance and functionality;
-  adaptability to new trends driven by technology and customer requirements;
- cost of internal product development as compared with cost of purchase of products supplied by outside vendors;
- cost of ongoing maintenance; and
- time-to-market with, and market acceptance of, new products, including Indus InSite; and new enhancements, functionality and services.

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

Rapid Technological Change; Need to Develop New Products; Requirement for Frequent Product Transitions

     The industries in which the Company participates are characterized by rapid technological change, evolving industry standards in computer hardware and software technology, changes in customer requirements and frequent new product introductions and enhancements. The introduction of products embodying new technologies, the emergence of new standards or changes in customer requirements could render the Company's existing products obsolete and unmarketable. As a result, the Company's success will depend in part upon its ability to continue to enhance existing products and expand its products, continue to provide enterprise products and develop and introduce new products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve customer acceptance. Customer requirements include, but are not limited to, product operability and support across distributed and changing heterogeneous hardware platforms, operating systems, relational databases and networks. There can be no assurance that any future enhancements to existing products or new products developed by the Company will achieve customer acceptance or will adequately address the changing needs of the marketplace. There can also be no assurance that the Company will be successful in developing and marketing enhancements to its existing products or new products incorporating new technology on a timely basis.

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

Risks Related to Growth of International Operations

      International revenues (from sales outside the United States) accounted for approximately 32%, 31% and 41% of total revenues in 1999, 2000 and 2001. The Company maintains an operational presence in the United Kingdom, Canada, Australia, France and Japan. In addition, the Company has established sales and support offices in England, France, Canada, Australia and Japan, and expects international sales to continue to become a more significant component of its business. However, there can be no assurance that the Company will be able to maintain or increase international market demand for its products. In addition, international expansion may require the Company to establish additional foreign operations and hire additional personnel. This may require significant management attention and financial resources and could adversely affect the Company's operating margin. To the extent the Company is unable to expand foreign operations in a timely manner, its growth, if any, in international sales will be limited, and its business, operating results and financial condition could be materially and adversely affected.

Risks Related to Foreign Exchange Rate Fluctuations

     At December 31, 2001, a significant portion of the Company's cash was held in British Pounds. In the future, the Company may need to exchange some of the cash held in British Pounds, or other foreign currencies, to U.S. Dollars. The Company does not engage in hedging transactions, and an unfavorable foreign exchange rate at the time of conversion to U.S. Dollars would adversely affect the net fair value of the foreign denominated cash upon conversion.

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

Lengthy Sales and Implementation Cycle; Large Order Size

     The purchase and implementation of the Company's software products by a customer generally involves a significant commitment of capital over a long period of time, with the risk of delays frequently associated with large capital expenditures and implementation procedures within an organization, such as budgetary constraints and internal approval review. During the sales process, the Company may devote significant time and resources to a prospective customer, including costs associated with multiple site visits, product demonstrations and feasibility studies, and experience significant delays over which the Company will have no control. In addition, following license sales, the implementation of the Company's products will involve a lengthy process, including customer training and consultation. A successful implementation requires a close working relationship between the Company, the customer and, if applicable, third party consultants and systems integrators who assist in the process. These factors may increase the costs associated with completion of any given sale, and risks of cancellation or delay of such sales. Delays in the completion of a product implementation may require that the revenues associated with such implementation be recognized over a longer period than originally anticipated. Such delays in the implementation or execution of orders have caused, and may in the future cause, material fluctuations in the Company's operating results. Similarly, customers may cancel implementation projects at any time without penalty, and such cancellations could have a material adverse effect on the Company's business or results of operations. Because the Company's expenses are relatively fixed, a small variation in the timing of recognition of specific revenues can cause significant variations in operating results from quarter to quarter and may in some future quarter result in losses or have a material adverse effect on the Company's business or results of operations.

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

ITEM 2.  PROPERTIES

     Certain information concerning the Company's office space at December 31, 2001 is set forth below:

                                                                                           SQUARE            OWNERSHIP
                    LOCATION                               PRINCIPAL USE                  FOOTAGE            INTEREST
     ---------------------------------------    ------------------------------------    -------------     ----------------
     DOMESTIC OFFICES:
        Atlanta, GA......................       Corporate Headquarters, Research             107,200      Lease
                                                and Development, Sales and
                                                Marketing, Operations
        San Francisco, CA................       Regional Operations, Research and            108,158      Lease
                                                Development, Sales and Marketing,
                                                Operations
        Pittsburgh, PA...................       Regional Operations                           30,821      Lease
        Dallas, TX.......................       Regional Operations                            9,042      Lease
        Lake Oswego, OR..................       Regional Operations                            5,057      Lease
        Irvine, CA.......................       Regional Operations                            2,502      Lease

     INTERNATIONAL OFFICES:
        Woking, Surrey, United Kingdom          Regional Operations                           10,300      Lease
        Brisbane, Australia..............       Regional Operations                            6,695      Lease
        Paris, France....................       Regional Operations                            6,660      Lease
        Toronto, Canada..................       Regional Operations                            7,969      Lease

     The amount noted in the above chart for the Company's San Francisco office includes 18,313 square feet currently under sub-lease. See Note 6 to the Consolidated Financial Statements.

     Management is currently and will continue to evaluate leased facilities to meet operational requirements for 2002. The Company owns substantially all of the equipment used in its facilities.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 2001.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock, $.001 par value, is traded on the Nasdaq National Market under the symbol "IINT". The following table sets forth the high and low sales prices of the Company's common stock for the periods indicated.


                                      HIGH               LOW
                                     ------             -------
Year ended December 31, 2000
     First Quarter                   $13.63             $5.94
     Second Quarter                    9.94              5.50
     Third Quarter                     9.31              3.53
     Fourth Quarter                    6.00              1.50
Year ended December 31, 2001
     First Quarter                   $ 5.25             $1.63
     Second Quarter                    9.09              3.94
     Third Quarter                     8.60              4.90
     Fourth Quarter                    7.90              5.24

     On March 7, 2002, there were 193 holders of record of our common stock. Because many of these shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

     The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future. The Company anticipates that any future earnings will be retained to finance the continuing development of its business.

     On July 15, 1999, the Company's Board of Directors approved a stock repurchase program for up to 2,000,000 shares of the Company's outstanding common stock. The Company is authorized to use available cash to buy back its shares in open market transactions from time to time, subject to price and market conditions. No purchases were made in 2000 or in 2001. As of December 31, 2001, the Company held, as treasury stock, 435,500 shares that had been repurchased at a cost of $2.2 million under the program.


ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data of the Company is qualified by reference to and should be read in conjunction with the consolidated financial statements and notes thereto and other financial information included elsewhere herein. During 1997, The Indus Group, Inc. entered into an Agreement and Plan of Merger and Reorganization with TSW International, Inc. The merger was consummated on August 25, 1997 and was accounted for as a pooling of interests. All financial information was restated to reflect the combined operations of The Indus Group, Inc. and TSW International, Inc. The summary consolidated balance sheet data as of December 31, 2000 and 2001 and summary consolidated statements of operations data for the years ended December 31, 1999, 2000, and 2001 are derived from and qualified by reference to the audited consolidated financial statements of the Company, which are included elsewhere herein. The summary consolidated balance sheet data as of December 31, 1997, 1998 and 1999 and the summary consolidated statement of operations for the years ended December 31, 1997 and 1998 are derived from the audited consolidated financial statements of the Company which are not included herein, but have been previously filed with the SEC.

                                                                                  YEARS ENDED DECEMBER 31,
                                                          -----------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:                                1997           1998            1999           2000             2001
                                                          ---------      ---------       ---------      ---------       ---------
REVENUES:                                                                     (in thousands, except per share data)
      Software licensing fees                             $  55,958      $  55,546       $  19,071      $  12,622       $  21,005
      Services and maintenance                              119,382        138,956         158,160        131,956         154,989
      Other revenue                                           1,694            975           1,274          1,111              20
                                                          ---------      ---------       ---------      ---------       ---------
          Total revenues                                    177,034        195,477         178,505        145,689         176,014
Cost of revenues (1)                                         78,575        103,517          98,050         90,880          81,116
                                                          ---------      ---------       ---------      ---------       ---------
Gross margin                                                 98,459         91,960          80,455         54,809          94,898
                                                          ---------      ---------       ---------      ---------       ---------

OPERATING EXPENSES:
      Research and development                               27,664         30,372          33,801         51,607          49,522
      Sales and marketing                                    33,568         31,517          31,667         49,348          30,242
      General and administrative                             14,991         15,270          18,145         20,944          17,398
      Merger and restructuring expenses                      12,083             --              --          2,063          10,188
                                                          ---------      ---------       ---------      ---------       ---------
          Total operating expenses                           88,306         77,159          83,613        123,962         107,350
                                                          ---------      ---------       ---------      ---------       ---------

INCOME (LOSS) FROM OPERATIONS                                10,153         14,801          (3,158)       (69,153)        (12,452)
Gain on sale of investment in TenFold Corporation                --             --          38,170             --              --
Other income (expense) net                                   (1,968)          (936)          3,120          3,712           2,412
                                                          ---------      ---------       ---------      ---------       ---------
Income (loss) before taxes                                    8,185         13,865          38,132        (65,441)        (10,040)
Provision (benefit) for income taxes                          6,408            450          14,295         (6,666)             36
                                                          ---------      ---------       ---------      ---------       ---------
Income (loss) before extraordinary item                       1,777         13,415          23,837        (58,775)        (10,076)
Extraordinary item                                             (787)            --              --             --              --
                                                          ---------      ---------       ---------      ---------       ---------
Net income (loss)                                         $     990      $  13,415       $  23,837      $ (58,775)      $ (10,076)
                                                          =========      =========       =========      =========       =========

Income (loss) per share (2)                               $    0.03      $    0.44       $    0.74      $   (1.72)      $   (0.29)
                                                          =========      =========       =========      =========       =========
Shares used in computing per share data                      28,574         30,717          32,109         34,248          34,857
                                                          =========      =========       =========      =========       =========


                                                                                     DECEMBER 31,
                                                          -----------------------------------------------------------------------
                                                             1997           1998            1999           2000             2001
                                                          ---------      ---------       ---------      ---------       ---------
BALANCE SHEET DATA:                                                                  (in thousands)
Working capital                                           $  37,238      $  58,609       $  95,872      $  43,466       $  42,193
Total assets                                                136,725        150,785         168,901        140,732         137,737
Short-term debt                                              29,054         21,005             301             71               4
Long-term debt                                                1,105            257             163             71              --
Total stockholders' equity                                   70,230         86,075         118,352         68,957          60,946


(1) Includes a $6.8 million write-down of third party software available for sale in 2000.

(2) After $0.03 per share loss from extraordinary item in 1997. Fully diluted per share amount in 1997, after loss from extraordinary item, does not differ from the basic $0.03 per share amount indicated above. Fully diluted per share amounts differ in 1998 ($0.38) and 1999 ($0.68). See Note 1 to the Consolidated Financial Statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         In addition to historical information, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect management's current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of phrases and expressions such as "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "will" or other similar words or phrases. Forward-looking statements include, without limitation, statements related to: the Company's plans, objectives, expectations and intentions; the timing, availability and functionality of products under development or recently introduced; and market and general economic conditions. These forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. Important factors that might cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, those discussed in the section of this report entitled "Description of Business - Factors Affecting Future Performance" beginning on page 17. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.

         On January 22, 2002, the SEC issued Financial Reporting Release No. 61, Release No. 33-8056, Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations. The SEC's statement contains suggested enhanced MD&A disclosures covering liquidity, special purpose entities and other off-balance sheet arrangements, contractual obligations and commercial commitments, energy and other commodity contracts, and related party and other transactions conducted at arm's-length. The Company adopted these suggested disclosures for reporting within this report and related financial statements, footnotes, and MD&A. Exclusive of operating leases of the Company's office facilities and computers and equipment necessary in the ordinary course of the Company's business, the Company has no special purpose entities or other off-balance sheet arrangements. The adoption of these disclosure requirements did not have a significant impact on the Company's financial statements.

CRITICAL ACCOUNTING POLICIES

         Management's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, accounts receivable and allowance for doubtful accounts, deferred tax assets, property and equipment, investments, accrued expenses, restructuring, debt covenants, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         We have identified the policies below as critical to the Company's business operations and the understanding of the Company's results of operations. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to Consolidated Financial Statements.

Revenue Recognition:

         Revenues from the Company's professional consulting and implementation services are generally time and material based and are recognized as the work is performed. Delays in project implementation will result in delays in revenue recognition. Some professional consulting services involve fixed-price and/or fixed-time arrangements and are recognized using contract accounting, which requires the accurate estimation of the cost, scope and duration of each engagement. Revenue and the related costs for these projects are recognized on the percentage-of-completion method, with progress-to-completion measured by using labor cost inputs and with revisions to estimates reflected in the period in which changes become known. Project losses are provided for in their entirety in the period they become known, without regard to the percentage-of-completion. If the Company does not accurately estimate the resources required or the scope of work to be performed, or does not manage its projects properly within the planned periods of time or satisfy its obligations under the contracts, then future consulting margins on these projects may be negatively affected or losses on existing contracts may need to be recognized.

Accounts Receivable and Allowance for Doubtful Accounts:

         Billed and unbilled accounts receivable comprise trade receivables that are credit based and do not require collateral. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company records a provision for uncollectible accounts on sales in the same period as the related revenues are recorded. These estimates are based upon historical collection patterns. If the historical data the Company uses to calculate these estimates does not properly reflect future collections, revenue could be overstated. On an ongoing basis, the Company also evaluates the collectibility of accounts receivable based upon historical collections and an assessment of the collectibility of specific accounts. The Company evaluates the collectibility of specific accounts using a combination of factors, including the age of the outstanding balance(s), evaluation of the account's financial condition and credit scores, recent payment history, and discussions with the Company's account executive for the specific customer and with the customer directly. Based upon this evaluation of the collectibility of accounts receivable, any increase or decrease required in the allowance for doubtful accounts is reflected in the period in which the evaluation indicates that a change is necessary. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance amounted to $5.4 million and $5.7 million as of December 31, 2000 and 2001, respectively.

         The Company generates a significant portion of revenues and corresponding accounts receivable from sales to the utility industry. As of December 31, 2001, approximately $15 million of our accounts receivable were attributable to software license fees and support and services sales to utility customers. In determining the Company's allowance for doubtful accounts, we have considered the utility industry's financial condition, as well as the financial condition of individual utility customers. We do not foresee collectibility issues related to the utility industry in general, except for specific customers for which the Company has specifically reserved for potential uncollectibility.

         The Company generated 23.3% of its revenues during the year ended December 31, 2001 from a single customer, for the MoD's DSMS project in the United Kingdom. As of December 31, 2001, approximately $7.9 million of the Company's accounts receivable were attributable to this customer. As announced by the Company on January 24, 2002, the MoD has suspended all current contractual work on the DSMS project as it reviews its priorities against long-term resource availability. The Company does not anticipate accounts receivable collectibility issues related to the project's suspension.

         The Company generates a significant portion of its revenues and corresponding accounts receivable through sales denominated in currencies other than the U.S. Dollar. As of December 31, 2001, approximately $17 million of the Company's gross billed accounts receivable were denominated in foreign currencies, of which approximately $12 million were denominated in British Pounds. Historically, the foreign currency gains and losses on these receivables have not been significant, and the Company has determined that foreign currency derivative products are not required to hedge the Company's exposure. If there were a significant decline in the British Pound exchange rate, the U.S. Dollar equivalents received from our customers could be significantly less than the reported amount. A decline in the exchange rate of the British Pound to the U.S. Dollar of 10% from the rate as of December 31, 2001 would result in an exchange loss of approximately $1.2 million.

Deferred Tax Assets:

         As of December 31, 2001, the Company had approximately $31.8 million of deferred tax assets, including net operating loss carryforwards, which, subject to certain limitations, may be used to offset for income tax purposes against future income through 2020. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company considers future taxable income expectations in assessing the need for the valuation allowance. In the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such a determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such a determination was made. Management evaluates the realizability of the deferred tax assets and the need for valuation allowances on a regular basis.

Property and Equipment:

         Property, equipment and software purchased for internal use is capitalized and depreciated/amortized over estimated useful lives. Reviews are performed, evaluating impairment and technological obsolescence, and any decision to reduce a capital asset's carrying value would be recorded during the period such a determination was made. No material capital asset write-downs have occurred during the prior two fiscal years and none are currently anticipated for the capital assets currently existing on the consolidated balance sheet. The Company expenses, as incurred, the cost for development of new software products and substantial enhancements to existing software products. Following SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, costs incurred subsequent to the establishment of technological feasibility have not been estimated as significant and all software development costs have been charged to research and development in the consolidated statement of operations. The Company has incurred significant research and development costs during the past three years, $135 million or 27% of total revenues, and anticipates continuing to fund research and development activities as necessary in the future. If the Company does not accurately estimate the software development costs incurred or correctly evaluate establishment of technological feasibility, then a material amount of costs currently recorded as research and development expense could be capitalized on the balance sheet and amortized over future periods to match against anticipated revenue recognition.

Investments:

         The Company attempts to maximize total investment returns while maintaining a conservative investment policy that emphasizes preservation of principal through high credit quality requirements (A1/P1, MIG 1 A or better, AA or better) and maintenance of liquidity with maximum effective maturity of any single issue not to exceed two years. The Company currently classifies all marketable securities as available-for-sale investments and carries them at fair market value. At December 31, 2000 and 2001, the gross amortized cost of the Company's investments approximated the estimated fair value. Given that the Company's investment policy and guidelines restrict investments to non-volatile government, agency, and select money market instruments, the Company deems it a very low probability that there will be potential impairment on the current existing investments.

Accrued Liabilities:

         The Company records accrued liabilities based upon valid, measurable, approved purchases, commitments and obligations, with definitive receipt of goods or services and known timing. Most of the liabilities accrued are supported by specific invoices or contracts. For internal commission and bonus amounts, these are payable in the quarter subsequent to when they are earned, necessitating the use of management estimates to record quarter-end and year-end accrual amounts. The total accrued balance for internal commissions and bonuses was $5.0 million and $3.9 million for the periods ending December 31, 2000 and 2001, respectively. If the Company does not accurately estimate these commission and bonus amounts or if there is a change in the commission or bonus plans, the resultant adjustment could impact the Company's reported gross profit and operating margins.

Restructuring:

         At December 31, 2001, the Company had a balance in accrued liabilities of approximately $7.5 million related to restructuring charges, with approximately $7.3 million representing the estimated excess lease costs associated with subleasing redundant San Francisco office space, due to the relocation of the Company's headquarters and certain administrative functions to Atlanta, Georgia, in 2000 and 2001. The Company could incur future charges or credits, in the event that the underlying assumptions used to develop the Company's estimates of excess lease costs, such as the timing and the amount of any sublease income, change.

         Currently, the Company has sublease arrangements for two of the five redundant San Francisco office floors. The Company estimates that two more floors will come under sublease arrangements in 2002 and the final floor will come under sublease arrangement in 2003. The two floors currently under subleases are projected to generate approximately $3.2 million in sublease income from 2002 through 2008. The Company estimates that sublease arrangements for all five floors could generate approximately $9.7 million of sublease income from 2002 through 2008. If the Company is unable to sublease the additional three floors, the shortfall of $6.5 million of estimated sublease income will generate charges against the Company's income from 2002 through 2008, with the 2002 charge being approximately $500,000. Conversely, the Company could generate higher than estimated sublease income from 2002 through 2008, from faster signing of arrangements on those floors currently not under sublease and/or from higher than estimated sublease rental rates.

Debt Covenants:

         The Company has an unsecured revolving bank line of credit in the amount of $15.0 million, which expires on May 31, 2003. As of December 31, 2001, the only use of this line of credit was a $2.25 million standby letter of credit. The line of credit contains certain affirmative and negative covenants (see 10-K exhibit index, items 10.15 and 10.16 for location of copies of the recent bank line of credit amendments). The Company was either in compliance with, or had received waivers for, each of the financial covenants at December 31, 1999, 2000 and 2001.

         The Company anticipates generating a net loss during the first quarter of 2002, due primarily to the suspension of the MoD's DSMS project and related restructuring charges the Company anticipates taking during the first quarter of 2002. A loss during the first quarter of 2002 would trigger a default of the profitability covenant within the bank line of credit. Such a default would require the Company to maintain a compensating balance, equal to all outstanding credit line and letter of credit usage, with the lender. Other than the existing $2.25 million standby letter of credit, no other usage of the line of credit is anticipated and the Company will be able to fund the compensating balances without negatively impacting the operations of the business.

         The Company also believes that the lender would provide a waiver if the required compensating balance was maintained; however, our expectations of future operating results and continued compliance with our debt covenants cannot be assured and the lender's actions are not controllable by the Company. If our projections of future operating results are not achieved and our line of credit is placed in default, we would not experience a material adverse impact on our reported financial position and results of operations because we are not in reliance of the line of credit, except for our $2.25 million standby letter of credit.

Litigation and Contingencies:

         The Company has been notified that it is a defendant in a number of legal proceedings associated with employment and other matters. The Company does not believe that it is a party to any legal proceedings that will have a material adverse effect on our consolidated financial position. It is possible; however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions related to these proceedings.

         The Company at times faces challenges from domestic and foreign tax authorities regarding the amount of taxes due. These challenges include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with the Company's various filing positions, the Company records reserves for probable exposures. Based upon the Company's evaluation of its tax positions, the Company believes it has appropriately accrued for probable exposures. To the extent the Company was to prevail in matters for which accruals have been established or be required to pay in excess of reserves, the Company's effective tax rate in any given financial statement period may be materially impacted.

RESULTS OF OPERATIONS

OPERATING RESULTS

The following table sets forth for the periods indicated the percentage of total revenues represented by certain line items in the Company's statements of operations:


                                                             PERCENTAGE OF TOTAL REVENUES
                                                               YEARS ENDED DECEMBER 31,
                                                        -------------------------------------
Statement of Operations Data:                            1999            2000           2001
                                                        -----           -----           -----
Revenues:
     Software licensing fees                             10.7%            8.7%           11.9%
     Services, and maintenance and other                 89.3%           91.3%           88.1%
                                                        -----           -----           -----

        Total revenues                                  100.0%          100.0%          100.0%
Cost of revenues (including $6,838 writedown of
     third party software in 2000)                       54.9%           62.4%           46.1%
                                                        -----           -----           -----
Gross margin                                             45.1%           37.6%           53.9%
                                                        -----           -----           -----
Operating expenses:
     Research and development                            18.9%           35.4%           28.1%
     Sales and marketing                                 17.7%           33.9%           17.2%
     General and administrative                          10.2%           14.4%            9.9%
     Restructuring expenses                                --             1.4%            5.8%
                                                                        -----           -----
        Total operating expenses                         46.8%           85.1%           61.0%
                                                        -----           -----           -----
Income (loss) from operations                            (1.7%)         (47.5%)          (7.1%)
Gain on sale of investment in TenFold
     Corporation                                         21.4%             --              --
Other income (expense) net                                1.7%            2.5%            1.4%
                                                        -----           -----           -----
Income (loss) before income taxes                        21.4%          (45.0%)          (5.7%)
Provision (benefit) for income taxes                      8.0%           (4.6%)            --
                                                                        -----           -----
Net income (loss)                                        13.4%          (40.4%)          (5.7%)
                                                        =====           =====           =====


Revenues. The Company's revenues are derived from software licensing fees and from professional services, which include implementation and training services, customer funded development, and support fees. Total revenues decreased 18.4% from $178.5 million in 1999 to $145.7 million in 2000, before increasing 20.8% to $176.0 million in 2001. The decrease in total revenue from 1999 to 2000 was primarily attributable to a decrease in the revenues from software license fees and professional services. The increase in total revenue from 2000 to 2001 was mainly due to an increase in revenues from both software license fees and professional services in the Utility market, as well as growth in the MoD DSMS project.

Revenues from software licensing fees were 10.7%, 8.7% and 11.9% of total revenues for 1999, 2000 and 2001, respectively. Revenues from software license fees decreased 33.8% from $19.1 million in 1999 to $12.6 million in 2000. This decrease in 2000 software license fees was attributable to a change in the nature (e.g., increase in elements that are to be delivered in the future) of licensing agreements executed in 2000, which resulted in an increase in deferred revenue. Revenues from software license fees increased 66.4% from $12.6 million in 2000 to $21.0 million in 2001. Despite overall weakness in the U.S. economy in 2001, the Utility vertical continued to be a strong buyer of the Company's EAM product. The increase in software license fees in 2001 is also attributable to recognition of deferred elements and revenue from 2000 contracts. During 1999, 2000 and 2001, the Company signed new licensing contracts valued at $19.1 million, $28.0 million and $27.0 million, respectively.

Revenues from professional services were 89.3%, 91.3% and 88.1% of total revenues for 1999, 2000 and 2001, respectively. Revenues from professional services decreased 16.5% from $159.4 million in 1999 to $133.1 million in 2000. This decrease in service and support revenue in 2000 was due to the majority of new license agreements being executed in the last six months of the year. Revenues from professional services increased 16.5% from $133.1 million in 2000 to $155.0 million in 2001. The increase in professional services revenue in 2001 is primarily attributable to customer funded development and services provided under the United Kingdom's MoD DSMS project, as well as implementation and consulting services generated from the new software licensing contracts sold from mid-2000 through mid-2001.

From a geographic perspective, revenue from international customers (from sales outside the United States) accounted for 32%, 31% and 41% of revenues for 1999, 2000 and 2001, respectively. The majority of the 2001-over-2000 growth in revenue from international customers was attributable to the MoD DSMS project. In the aggregate, the regions identified as EMEA (Europe, Middle East and Africa), Canada, and APAC (Australia, Asia and the Pacific Rim) represented the following percentages of total revenues:


                                                      1999        2000        2001
                                                      ----        ----        ----
EMEA (Europe, Middle East & Africa)                    22%         23%         35%
Canada                                                  6%          4%          3%
APAC (Australia, Asia & Pacific Rim)                    4%          4%          3%

Total International (sales outside US)                 32%         31%         41%


As most of the Company's existing contracts are denominated in U.S. Dollars, foreign currency fluctuations have not significantly impacted the results of operations. Historically, foreign currency gains and losses have not been significant, and the Company has determined that foreign currency derivative products are not required to hedge the Company's exposure.

The United Kingdom's MoD DSMS project represented 23.3% of total revenues for 2001. Another customer accounted for 12.2% and 13.2% of the Company's total revenues in 2000 and 1999.

Looking forward into 2002, we continue to see softening in key vertical markets as well as lost revenue due to the suspension of the MoD's DSMS project, partially offset by revenues from the new InSite product, resulting in a decrease in overall revenues in 2002 over 2001.

Cost of Revenues. Cost of revenues consists primarily of: (i) personnel and related costs for implementation and consulting services, (ii) training and customer support services, and (iii) license fees to third parties upon the sale of the Company's products containing third-party software. Gross profits on license fees are substantially higher than gross profits on services revenues, reflecting the low packaging and production costs of software products compared with the relatively high personnel costs associated with providing implementation, maintenance, consulting and training services.

Cost of revenues decreased 7.3% from $98.1 million in 1999 to $90.9 million in 2000 and decreased 10.7% to $81.1 million in 2001. As a percentage of total revenue, cost of revenues was 54.9%, 62.4% and 46.1% for 1999, 2000 and 2001, respectively. The 2000 decrease in absolute Dollars in cost of revenues was due principally to the decrease in year-over-year revenues, partially offset by a $6.8 million write-down of third party software available for sale and higher cost of services margins due to fixed and variable cost reductions not matching the service revenue reductions. The increase in cost of revenues in 2000, as a percentage of revenues, was primarily attributable to the $6.8 million writedown of third-party software, as well as the higher cost of services margins. The 2001 decrease in absolute Dollars in cost of revenues was due to 2000 being higher due to the $6.8 million third-party software writedown and lower cost of revenue margins for software licensing fees and services, partially offset by the increase in year-over-year revenues. The decrease in cost of revenues in 2001, as a percentage of revenues, was due to the aforementioned $6.8 million writedown in 2000, a higher proportion of license fees (which have higher gross profit margins than services revenues), and increased gross profit margins in 2001 versus 2000 for both license fees and services.

The cost of software licensing fees was $5.1 million, $9.6 million and $1.4 million for 1999, 2000 and 2001, respectively. Gross profit margins on software licensing fees were 73.2%, 24.2% and 93.3% respectively for 1999, 2000 and 2001. The 2000 margin is lower, due to the previously noted $6.8 million third-party software writedown. Excluding this writedown the 2000 margin would have been approximately 78%. The improved margin for 2001 over 2000 is the result of the product mix, where license fees recognized in 2001 were less dependent on third-party products than in 2000.

The cost of services revenue was $93.0 million, $81.3 million and $79.7 million for 1999, 2000 and 2001, respectively. Gross profit margins on services revenues were 41.7%, 38.9% and 48.6% respectively for 1999, 2000 and 2001. The decrease in margin in 2000 was due to the Company's inability to reduce fixed and variable services costs rapidly enough to match the services revenue reduction and maintain margin. The increase in margin in 2001 was a result of improved utilization rates for services personnel and higher realized billable rates per hour.

Research and Development (R&D). Research and development expenses consist primarily of: (i) personnel and related costs and, (ii) computer processing costs, and (iii) third party consultant fees directly attributable to the development of new software application products, enhancements to existing products (including language translations), and the integration/porting of Indus' products to different systems/platforms.

Research and development expenses increased 52.7% from $33.8 million in 1999 to $51.6 million in 2000, before decreasing 4.0% to $49.5 million in 2001, and represented 18.9%, 35.4% and 28.1%, respectively, of total revenues in those years. The Company's higher research and development expense levels in 2000 and 2001 reflect the Company's investment in the recently introduced Indus InSite Internet-born product for the mid-tier, collaborative asset management market; as well as ongoing development of Indus new vision products, such as IndusBuyDemand and IndusKnowledgeWarehouse; development and implementation of Indus hosted products and eLearning applications; and full language conversion, such as the EMPAC translation for the Japanese utility market. The Company believes that a significant level of investment in R&D is essential to remain competitive.

To date, the Company has expensed all software development costs as incurred.

Sales and Marketing. Sales and marketing expenses include personnel costs, sales commissions, and the costs of advertising, public relations and participation in industry conferences and trade shows. Sales and marketing expenses increased 55.8% from $31.7 million in 1999 to $49.3 million in 2000, before decreasing 38.7% to $30.2 million in 2001. As a percent of total revenues, sales and marketing expenses were 17.7%, 33.9% and 17.2% for 1999, 2000 and 2001, respectively.

The increase in sales and marketing expense for 2000 over 1999 related primarily to the rebuilding of the sales and marketing staff, and expanded advertising and promotional costs, to address the 66% and 34% declines in license fee revenues in 1999 and 2000, respectively. The decrease in sales and marketing expenses from 2000 to 2001 related to a continuing review and rationalization of ongoing sales and marketing investments in the Company's vertical and geographic markets. This resulted in lower salaries and benefit costs due to reductions in headcount and a more focused advertising and promotion program resulting in lower marketing expenses.

General and Administrative. General and administrative expenses include the costs of finance, human resources and administrative operations. General and administrative expenses increased 15.4% from $18.1 million in 1999 to $20.9 million in 2000, before decreasing 16.9% to $17.4 million in 2001. These expenses represented 10.2%, 14.4% and 9.9% of total revenues in those years, respectively.

General and administrative expenses increased on an absolute basis and as a percentage of total revenues from 1999 to 2000 due to the decrease in revenue, the relatively fixed nature of some portions of general and administrative expenses, expenses related to changes in management personnel, and the writedown of $0.6 million related to an impaired acquired intangible asset. The reduction in general and administrative expenses in 2001, both on an absolute basis and as a percentage of total revenues, is a result of lower salaries and benefits from reduced headcount and lower lease costs due to the elimination of redundant space in the Company's San Francisco office (see Restructuring Expenses below).

Restructuring Expenses. The Company recorded $2.1 million and $10.2 million in 2000 and 2001, respectively, in restructuring costs in connection with the ongoing relocation of the Company's headquarters and certain administrative functions to Atlanta, Georgia, severance payments related to the elimination of 56 global positions, and charges representing the estimated excess lease costs associated with subleasing redundant San Francisco office space.

This relocation was approved by the Board of Directors in July 2000 and includes costs of approximately $2.8 million for severance pay for employees affected, and approximately $9.5 million for lease termination costs associated with reducing leased space in San Francisco. Due to the excess capacity of available lease space in the San Francisco market, lease rates have declined from approximately $60 per square foot at the beginning of 2001 to the $28-$30 per square foot range, which is below the Company's actual lease cost of $45 per square foot. The San Francisco office leases expire May 31, 2008.

As of December 31, 2001, approximately $4.4 million of these costs were paid. $1.6 million was included in other current liabilities and $5.9 in other non-current liabilities at December 31, 2001. In addition, approximately $0.3 million of other costs related to the restructuring were recorded directly to restructuring expense during 2001.

No restructuring expenses were incurred in the third or fourth quarters ending September 30, 2001 and December 31, 2001, respectively, and the Company does not anticipate taking any significant further restructuring charges related to the relocation of administrative functions to Atlanta. The Company could incur future charges or credits, in the event that the underlying assumptions used to develop the Company's estimates of excess lease costs, such as the timing and the amount of any sublease income, change.

On January 2, 2002, the Company announced that unanticipated MoD budget constraints would reduce near-term revenues from the DSMS project. On January 24, 2002, the Company announced that it has received notification that the MoD has suspended all current contractual work on this project, as it reviews its priorities against long-term resource availability. The MoD has not advised the Company when this review will be completed. The first quarter of 2002 will be a major transition quarter for Indus, as the Company demobilizes on the MoD project. The Company anticipates taking a restructuring charge in the first quarter of 2002 to address the impact of the project's suspension. See Footnote 15, Subsequent Events, for discussion of 2002 Restructuring charge.

Gain on Sale of Investment in TenFold Corporation. In March 1997, Indus Group, Inc. acquired a 10% interest in TenFold Corporation, a private software company for approximately $8 million in cash. In May 1999, the Company sold its interest in TenFold Corporation, which resulted in a $38.2 million gain.

Interest and Other Income and Interest Expense. Interest and other income are primarily generated from the Company's investments in marketable securities and interest-bearing cash and cash equivalents. Interest and other income increased 19% from $3.1 million in 1999 to $3.7 million in 2000, before decreasing 35% to $2.4 million in 2001. The increase in net interest income in 2000 is a result of a higher interest rate environment in 2000 and reductions in interest expenses from 1999. The decrease in net interest income in 2001 is a result of a lower interest rate environment in 2001 and a decrease in the average monthly balances for cash, cash equivalents and marketable securities for 2001 as compared to 2000.

Provision for Income Taxes. The provision for income taxes of $14.3 million in 1999 and $36 thousand in 2001 include federal, state and foreign income taxes. The income tax benefit of $6.7 million in 2000 relates principally to refundable federal income taxes previously paid as a result of net operating loss carrybacks. As of December 31, 2001, the Company has net operating loss carryforwards, for tax purposes, of approximately $20.2 million, which, subject to certain limitations, may be used to offset against future income through 2020. As of December 31, 2001, the Company had a net operating loss carryforward of approximately $5.8 million related to stock option deductions. The tax benefit for this carryforward will be recorded as additional paid-in-capital as realized.

The Company estimates that it can recognize between $20 to $40 million of book income in future periods before the Company returns to a regular tax paying position in the U.S., and up to $100 million of book income can be recognized in future periods before the Company will need to recognize a U.S. tax provision. The Company will potentially be in an alternative minimum tax ("AMT") position in future periods as it utilizes its NOL carryforwards.

Financial Accounting Standards Board Statement No. 109 provides for the recognition of deferred tax assets if realization of the assets is more likely than not. Based upon the weight of available evidence, which includes historical supporting performance and the reported cumulative net losses for the most recent three years, the Company has provided a full valuation allowance against its net deferred tax asset at December 31, 2001.

Net Income (Loss). The Company reported net income of $23.8 million in 1999, and net losses of $58.8 million in 2000, and $10.1 million in 2001. The net loss in 2000, as compared to net income in 1999, is due to the $38.2 million gain on sale of its investment in TenFold Corporation in May 1999, reduced revenues in 2000, and an increase in operating expenses of $40.0 million. The $48.7 million reduction in net loss from 2000 to 2001 is primarily attributable to a $40.1 million increase in gross margin in 2001, due to a $30.3 million increase in revenues and to an increase in gross profit margin percentage of total revenues from 37.6% in 2000 to 53.9% in 2001. In addition, operating expenses (including restructuring expenses) were reduced 13.4% or $16.6 million from 2000 to 2001, partially offset by $1.3 million of lower interest income in 2001 and the aforementioned $6.7 million income tax credit in 2000.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by (used in) operations was $18.1 million, ($22.3) million and $13.9 million in 1999, 2000 and 2001, respectively. In 1999, cash generated from positive operating income and positive working capital changes offset the impact of recording the gain on the sale of the investment in TenFold. In 2000, cash generated from an increase in deferred revenue and the receipt of $9.1 million in U.S. federal income tax refunds partially reduced the cash used to finance the Company's net loss for the period. In 2001, cash generated from improved working capital management and the receipt of $7.7 million in U.S. federal income tax refunds were more than sufficient to offset the cash used to finance the Company's net loss for the period. The effect of exchange rate differences on cash was $737,000, ($34,000) and ($251,000) in 1999, 2000 and 2001,
respectively.

Investing activities, consisting primarily of the purchase and sale of marketable securities, the acquisition of investments and intangible assets, proceeds from sale of investment in TenFold in 1999, and the acquisition of property and equipment, used cash of $9.1 million and provided cash of $34.5 million and $6.7 million, in 1999, 2000 and 2001, respectively. In 2001, the Company generated net cash of $14.2 million for the sales/purchases of marketable securities. Capital expenditures were $7.5 million for 2001 and were made primarily to support the Company's internal information systems.

Financing activities in 1999 used $16.7 million primarily due to purchase of treasury stock, and repayment of the Company's line of credit, partially offset by proceeds from exercises of stock options. Financing activities provided $9.0 million in 2000 and $2.1 million in 2001, primarily due to the exercise of stock options and the sale of common stock under the employee stock purchase plan.

As of December 31, 2001, the Company's principal sources of liquidity consisted of approximately $61.7 million in cash, cash equivalents and marketable securities, and an unsecured revolving bank line of credit of $15.0 million. The revolving credit facility was renewed on December 10, 2001 and expires on May 31, 2003. Borrowings under the line of credit bear interest at the LIBOR rate plus 1.75% to 2.00%. At December 31, 2001, $2.25 million in standby letters of credit were outstanding under the bank line of credit.

The Company anticipates generating a net loss during the first quarter of 2002, exclusive of a restructuring charge, due primarily to the cancellation of the MoD's DSMS project. A loss during the first quarter of 2002 would trigger a default of a profitability covenant within our revolving bank line of credit. Such a default would require the Company to maintain a compensating balance, equal to all outstanding credit line and letter of credit usage, with the lender, California Bank & Trust. Other than the existing $2.25 million standby letter of credit, held by our San Francisco office landlord, no other usage of the line of credit is anticipated and the Company will be able to fund the compensating balance without negatively impacting the operations of the business.

As of December 31, 2001, the Company's primary commitments are its leased office space in Atlanta, Georgia; San Francisco, California; and Woking, England. The Company leases its office space under non-cancelable lease agreements that expire at various times through 2011.

The Company has no guarantees of debt or similar commitments to third parties. The Company has no written options on non-financial assets. Other than operating/capital leases and the previously mentioned $15 million line of credit, including the $2.25 million standby letter of credit, the Company has no other credit or debt guarantees, standby repurchase agreements, or other commercial commitments.

Within some software licensing contracts, the Company does provide guarantees that provide for return of specific amounts of license fee payments in the event of product non-performance and/or failure to meet specific product delivery and/or implementation schedules.

The Company believes that its existing cash, cash equivalents and marketable securities, together with anticipated cash flows from operations, will be sufficient to meet its cash requirements during the next 12 months. The foregoing statement regarding the Company's expectations for continued liquidity is a forward-looking statement, and actual results may differ materially depending on a variety of factors, including variable operating results or presently unexpected uses of cash, such as for acquisitions, or to fund losses.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company's cash flow can be exposed to market risks primarily in the form of changes in interest rates in its short-term borrowings available under its revolving bank line of credit as well as its investments in certain available-for-sale securities. The Company's cash management and investment policies restrict investments to highly liquid, low risk debt instruments. The Company currently does not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move (decrease in) interest rates along the entire interest rate yield curve would adversely affect the net fair value of all interest sensitive financial instruments by approximately $0.6 million at December 31, 2001.

We provide our services to customers primarily in the United States and, to some extent, in Europe, Asia Pacific and elsewhere throughout the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Sales are primarily made in U.S. Dollars; however, as we continue to expand our operations, more of our contracts may be denominated in Australian Dollars, British Pounds, Euros and Japanese Yen. A strengthening of the U.S. Dollar could make our products less competitive in foreign markets. A hypothetical 5% unfavorable foreign currency exchange move versus the U.S. Dollar, across all foreign currencies, would adversely affect the net fair value of foreign denominated cash, cash equivalent and investment financial instruments by approximately $2.1 million at December 31, 2001.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                            INDUS INTERNATIONAL, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS................................................................35
CONSOLIDATED BALANCE SHEETS AT DECEMBER 31, 2000 AND 2001........................................................36
CONSOLIDATED STATEMENTS OF OPERATIONS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2001..........37
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2001.........38
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2001..........39
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.......................................................................40
QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)......................................................................54

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Indus International, Inc.

     We have audited the accompanying consolidated balance sheets of Indus International, Inc. as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Indus International, Inc. as of December 31, 2000 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                                           /s/ ERNST & YOUNG LLP

Atlanta, Georgia
February 4, 2002

                            INDUS INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

ASSETS                                                                      DECEMBER 31,
                                                                   ----------------------------
Current assets                                                        2000               2001
                                                                   ---------          ---------
     Cash and cash equivalents                                        37,535             59,901
     Marketable securities                                            17,572              1,757
     Billed accounts receivable, net of allowance for
        doubtful accounts of $5,379 and $5,713 at
        December 21, 2000 and 2001, respectively                      33,835             31,337
     Unbilled accounts receivable                                     13,039             14,666
     Income tax receivable, net                                        5,983                 --
     Other current assets                                              7,206              5,445
                                                                   ---------          ---------
        Total current assets                                         115,170            113,106
Property and equipment, net                                           22,233             21,877
Investments and intangible assets, net                                   386              2,025
Other assets                                                           2,943                729
                                                                   ---------          ---------
        Total assets                                               $ 140,732          $ 137,737
                                                                   =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                  5,867              6,190
     Other accrued liabilities                                        27,177             24,749
     Current portion of obligations under capital leases                  71                  4
     Deferred revenue                                                 38,589             39,970
                                                                   ---------          ---------
        Total current liabilities                                     71,704             70,913
Obligations under capital leases and other liabilities                    71              5,878
Commitments and contingencies                                             --                 --
Stockholders' equity:
     Preferred stock, $.001 par value                                     --                 --
        Shares authorized: 10 million; shares issued: none
     Common stock, $.001 par value                                        35                 35
        Shares authorized: 100 million
        Shares issued: December 31, 2000 - 34,695,394
        Shares issued: December 31, 2001 - 35,210,251
     Additional paid-in capital                                      121,313            123,671
     Treasury stock                                                   (2,181)            (2,181)
        Shares: December 31, 2000 - 435,500
        Shares: December 31, 2001 - 435,500
     Note receivable from stockholder                                    (24)               (55)
     Deferred compensation                                              (104)              (157)
     Accumulated deficit                                             (48,211)           (58,287)
     Accumulated other comprehensive loss                             (1,871)            (2,080)
                                                                   ---------          ---------
        Total stockholders' equity                                    68,957             60,946
                                                                   ---------          ---------
        Total liabilities and stockholders' equity                 $ 140,732          $ 137,737
                                                                   =========          =========



                             See accompanying notes.

                            INDUS INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                                   YEARS ENDED DECEMBER 31,
                                                        -----------------------------------------------
Revenues:                                                  1999               2000               2001
                                                        ---------          ---------          ---------
     Software licensing fees                            $  19,071          $  12,622          $  21,005
     Services and maintenance                             158,160            131,956            154,989
     Other revenue                                          1,274              1,111                 20
                                                        ---------          ---------          ---------
        Total revenues                                    178,505            145,689            176,014
Cost of revenues (including $6,838 writedown of
     third party software in 2000)                         98,050             90,880             81,116
                                                        ---------          ---------          ---------
Gross Margin                                               80,455             54,809             94,898
                                                        ---------          ---------          ---------

OPERATING EXPENSES:
     Research and development                              33,801             51,607             49,522
     Sales and marketing                                   31,667             49,348             30,242
     General and administrative                            18,145             20,944             17,398
     Restructuring expenses                                    --              2,063             10,188
                                                        ---------          ---------          ---------
        Total operating expenses                           83,613            123,962            107,350
                                                        ---------          ---------          ---------
Loss from operations                                       (3,158)           (69,153)           (12,452)
Gain on sale of investment in TenFold
     Corporation                                           38,170                 --                 --
Interest and other income                                   3,523              3,784              2,454
Interest expense                                             (403)               (72)               (42)
                                                        ---------          ---------          ---------
Income (loss) before income taxes                          38,132            (65,441)           (10,040)
Provision (benefit) for income taxes                       14,295             (6,666)                36
                                                        ---------          ---------          ---------
Net income (loss)                                       $  23,837          $ (58,775)         $ (10,076)
                                                        =========          =========          =========

NET INCOME (LOSS) PER SHARE:
Basic                                                   $    0.74          $   (1.72)         $   (0.29)
                                                        =========          =========          =========
Diluted                                                 $    0.68          $   (1.72)         $   (0.29)
                                                        =========          =========          =========

Shares used in computing per share data
     Basic                                                 32,109             34,248             34,857
                                                        =========          =========          =========
     Diluted                                               35,274             34,248             34,857
                                                        =========          =========          =========


                             See accompanying notes.

                            INDUS INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)


                                                                                                               ACCUMU-
                                                                                        DEFERRED   RETAINED     LATED
                                                                                         COMPEN-   EARNINGS     OTHER      TOTAL
                                                                     ADD'L      TREA-    SATION    (ACCUMU-    COMPRE-     STOCK-
                                                   COMMON STOCK     PAID-IN     SURY       &        LATED      HENSIVE    HOLDERS'
                                                  SHARES    $ AMT   CAPITAL     STOCK     OTHER    DEFICIT)     LOSS       EQUITY
                                                  ------    -----   --------   -------  --------   --------    -------    ---------
BALANCE AT DECEMBER 31, 1998                      31,617    $  32   $102,622   $    --    $(740)   $(13,273)   $(2,566)   $  86,075
  Exercise of stock options                        1,619        1      5,658        --       --          --         --        5,659
  Tax benefit from exercise of stock options          --       --      3,471        --       --          --         --        3,471
  Sale of common stock under ESPP                    191       --        722        --       --          --         --          722
  Note receivable from stockholder                    --       --         --        --      (56)         --         --          (56)
  Purchase of treasury stock                        (435)      --         --    (2,181)      --          --         --       (2,181)
  Amortization of deferred compensation               --       --         --        --       96          --         --           96
  Comprehensive income:
      Net income                                      --       --         --        --       --      23,837         --       23,837
      Unrealized loss on marketable securities        --       --         --        --       --          --         (8)          (8)
      Foreign currency translation                    --       --         --        --       --          --        737          737
                                                                                                                          ---------
  Total comprehensive income                                                                                                24,566
                                                  ---------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999                      32,992       33    112,473    (2,181)    (700)     10,564     (1,837)     118,352
  Exercise of stock options                        1,485        2      7,899        --       --          --         --        7,901
  Sale of common stock under ESPP                    218       --        941        --       --          --         --          941
  Notes receivable from stockholder                   --       --         --        --      524          --         --          524
  Amortization of deferred compensation               --       --         --        --       48          --         --           48
  Comprehensive loss:
      Net loss                                        --       --         --        --       --     (58,775)        --      (58,775)
      Foreign currency translation                    --       --         --        --       --          --        (34)         (34)
                                                                                                                          ---------
  Total comprehensive loss                                                                                                  (58,809)
                                                  ---------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000                      34,695       35    121,313    (2,181)    (128)    (48,211)    (1,871)      68,957
  Exercise of stock options                          276       --      1,330        --       --          --         --        1,330
  Sale of common stock under ESPP                    240       --        894        --       --          --         --          894
  Notes receivable from stockholder                   --       --         --        --      (31)         --         --          (31)
  Deferred stock compensation                         --       --        134        --     (134)         --         --           --
  Amortization of deferred compensation               --       --         --        --       81          --         --           81
  Comprehensive loss:

      Net loss                                        --       --         --        --        *     (10,076)        --      (10,076)
      Unrealized gain on marketable securities        --       --         --        --       --          --         42           42
      Foreign currency translation                    --       --         --        --       --          --       (251)        (251)
                                                                                                                          ---------
  Total comprehensive loss                                                                                                  (10,285)
                                                  ---------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2001                      35,211    $  35   $123,671   $(2,181)   $(212)   $(58,287)   $(2,080)   $  60,946
                                                  =================================================================================


                             See accompanying notes.

                            INDUS INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                     YEARS ENDED DECEMBER 31,
                                                                            -----------------------------------------
Cash flows from operating activities:                                          1999            2000           2001
                                                                            ---------       ---------       --------
Net income (loss)                                                           $  23,837       $ (58,775)      $(10,076)
Adjustments to reconcile net income
     to net cash provided by (used in) operating activities:
     Depreciation and amortization                                              7,677           8,472          8,067
     Provision for doubtful accounts                                              413           1,388            333
     Amortization of deferred compensation                                         96              48             81
     Loss on sale of fixed assets                                                  --              --             95
     Tax benefit from exercise of stock options                                 3,471              --             --
     Gain on sale of investment in TenFold Corporation                        (38,170)             --             --
     Changes in operating assets and liabilities:
        Billed accounts receivable                                             21,076             209          2,165
        Unbilled accounts receivable                                            7,739             696         (1,627)
        Income tax receivable, net                                              2,361          (5,983)         5,983
        Other current assets                                                   (4,576)           (399)         1,491
        Other assets                                                             (591)          1,597          2,427
        Accounts payable                                                       (3,950)            335            323
        Deferred income taxes                                                  (9,513)          9,512             --
        Other accrued liabilities                                               1,108           4,391          3,450
        Deferred revenue                                                        7,118          16,822          1,381
        Other                                                                      (8)           (642)          (214)
                                                                            ---------       ---------       --------
Net cash provided by (used in) operating activities                            18,088         (22,329)        13,879
                                                                            ---------       ---------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities                                            (471,555)       (361,567)       (52,041)
Sale of marketable securities                                                 422,724         408,422         66,192
Proceeds from sale of investment in TenFold                                    46,178              --             --
Acquisition of property and equipment                                          (6,402)        (12,346)        (7,467)
                                                                            ---------       ---------       --------
Net cash provided by (used in) investing activities                            (9,055)         34,509          6,684
                                                                            ---------       ---------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayment of line of credit                                               (19,650)             --             --
Net repayment of capital leases/notes payable                                  (1,148)           (322)          (139)
Net proceeds from issuance of common stock                                      6,381           8,842          2,224
Net receivable from stockholder                                                   (56)            524            (31)
Purchase of treasury stock                                                     (2,181)             --             --
                                                                            ---------       ---------       --------
Net cash provided by (used in) financing activities                           (16,654)          9,044          2,054
                                                                            ---------       ---------       --------
Effect of exchange rate differences on cash                                       737             (34)          (251)
Net increase/(decrease) in cash and cash equivalents                           (6,884)         21,190         22,366
Cash and cash equivalents at beginning of period                               23,229          16,345         37,535
                                                                            ---------       ---------       --------
Cash and cash equivalents at end of period                                  $  16,345       $  37,535       $ 59,901
                                                                            =========       =========       ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid                                                               $     403       $      72       $     42
                                                                            =========       =========       ========
Income taxes paid                                                           $  15,812       $     729       $  1,631
                                                                            =========       =========       ========
Income tax refunds                                                          $     339       $   9,262       $  8,021
                                                                            =========       =========       ========
SUPPLEMENTAL SCHEDULE OF NON-CASH, INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in exchange for stockholder note receivable        $     548              --             --
                                                                            =========       =========       ========


                             See accompanying notes

                            INDUS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

Business

         Indus International, Inc. (the "Company") is a multi-product company that develops, markets, implements and supports integrated Enterprise Asset Management ("EAM") and Supply Chain software and service products for capital-intensive industries worldwide. The Company's software and service products help customers maximize return on assets and improve efficiencies in core business functions in the utilities, oil and gas, defense, pulp and paper, metals and mining and process industries worldwide.

Significant Customers

     In the first quarter of 2001, the Company announced that the United Kingdom's MoD had selected the Company as the application provider for the MoD's DSMS for logistics and asset management. The DSMS project represented 23.3% of total revenues for 2001. One customer accounted for 12.2% and 13.2% of the Company's total revenues in 2000 and 1999 respectively.

SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The consolidated financial statements include the accounts of Indus International, Inc. and its subsidiaries (collectively, the Company). All significant intercompany balances and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current presentation.

Revenue Recognition

     The Company provides its software to customers under contracts, which provide for both software license fees and system implementation services. The revenues from software license fees are recognized in accordance with AICPA Statements of Position 97-2, 98-4, and 98-9, and SEC Staff Accounting Bulletin No. 101. Revenue for software is recognized when persuasive evidence of arrangement exists, delivery has occurred, the license fee is fixed or determinable, and collection is probable. Revenues from system implementation services, which generally are time and material based, are recognized as the work is performed. When software is licensed through indirect sales channels, licensing fees are recognized as revenue when the reseller sells the software to an end user customer and the criteria described above have been met. For arrangements that include rights to multiple software products and/or services, the total arrangement fee is allocated to each of the elements using the residual method, under which revenue applicable to the undelivered elements is deferred based on vendor specific objective evidence of fair value, where it exists, and the residual amount of revenue is allocated to the delivered elements.

     Revenue is recognized using contract accounting for arrangements involving customization or modification of the software or where software services are considered essential to the functionality of the software. Revenue from these software arrangements is recognized using the percentage-of-completion method with progress-to-completion measured using labor cost inputs.

     Revenue applicable to maintenance and support services is recognized ratably over the support period.

     Revenue applicable to web hosting (also referred to as "ASP" or application service provider) is recognized based upon contractually agreed upon rates per user or service, over a contractually defined time period.

     Unbilled accounts receivable represent amounts related to revenue under existing contracts that has been recorded either, as deferred revenue or earned revenue but which has not been billed. Generally, unbilled amounts are billed within one year of the sale of product or performance of services. The amounts of unbilled receivables included in deferred revenue were $1,481,000 and $3,526,000 at December 31, 2000 and 2001, respectively.

     Deferred revenue represents primarily unearned maintenance and support fees and unearned license fees for which future performance obligations remain.

                            INDUS INTERNATIONAL, INC.

Foreign Currency Translation

     The functional currencies of the Company's foreign subsidiaries are their respective local currencies. The financial statements of foreign subsidiaries have been translated into U.S. Dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. The gains and losses resulting from the translation of the accounts of the Company's foreign subsidiaries have been reported in other comprehensive income (loss) within stockholders equity. Statement of operations amounts have been translated during the year using the average exchange rate for each week. Gains and losses resulting from foreign currency transactions are included in determination of net income. Historically, the foreign currency gains and losses have not been significant, and the Company has determined that foreign currency derivative products are not required to hedge the Company's exposure.

Concentration of Credit Risk

     Financial instruments that the Company is subject to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and trade accounts receivable. The Company invests excess cash primarily in money market funds and commercial paper, which are highly liquid securities that bear minimal risk. In addition, the Company has investment policies and procedures that are reviewed periodically to minimize credit risk. The Company's customers are generally large companies in the utilities, oil and gas, defense, pulp and paper, metals and mining and process industries. The Company performs ongoing credit evaluations and generally does not require collateral. In addition, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited.

     The Company added approximately $2.5 million in 1999, $3.1 million in 2000 and $3.4 million in 2001 to its allowance for doubtful accounts through charges to operations. Total write-offs of uncollectible amounts were $2.1 million in 1999, $1.7 million in 2000 and $3.1 million in 2001.

     One customer (MoD) represented 23.3% of total revenues for 2001 and 17.2% of total billed and unbilled accounts receivable at December 31, 2001. Another customer accounted for 12.2% and 13.2% of the Company's total revenues in 2000 and 1999 respectively.

Cash Equivalents and Marketable Securities

     The Company considers all non-auctionable, highly liquid, low risk debt instruments with maturity of three months or less from the date of purchase to be cash equivalents. The Company generally invests its cash and cash equivalents in money market funds, and commercial paper and corporate notes.

     The Company presently classifies all marketable securities as available-for-sale investments and carries them at fair market value. Unrealized holding gains and losses, net of taxes, are included in accumulated other comprehensive income (loss) within stockholders' equity.

Restricted Cash

     Restricted cash of approximately $325,000, included in other current assets, primarily consists of a certificate of deposit, which has a maturity date of less than 12 months. This certificate of deposit is used as security for a letter of credit.

     The Company anticipates generating a net loss during the first quarter of 2002, due primarily to the cancellation of the MoD's DSMS project. A loss during the first quarter of 2002 would trigger a default of a profitability covenant within our revolving bank line of credit. Such a default would require the Company to maintain a compensating balance, equal to all outstanding credit line and letter of credit usage, with the lender, California Bank & Trust. Other than the existing $2.25 million standby letter of credit, held by our San Francisco office landlord, no other usage of the line of credit is anticipated and the Company will be able to fund the compensating balance without negatively impacting the operations of the business.

Property and Equipment

     Property and equipment is stated at cost. Equipment under capital leases is stated at lower of fair market value or the present value of the minimum lease payments at the inception of the lease.

     Depreciation on office and computer equipment and furniture is computed using the straight-line method over estimated useful lives of four to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the related lease term or their estimated useful lives. Software purchased for internal use is amortized using the straight-line method over estimated useful lives of four to five years.

                            INDUS INTERNATIONAL, INC.

Software Development Costs

     The Company accounts for software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, whereby costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs are capitalized. Technological feasibility is established upon completion of a working model. Through December 31, 2001, software development costs incurred subsequent to the establishment of technological feasibility have not been significant, and all software development costs have been charged to research and development expense in the accompanying consolidated statements of operations.

Internal-Use Software

     SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use requires that entities capitalize certain costs related to internal use software once certain criteria have been met. Capitalized internal-use software development costs associated with the Company's information systems are included in property and equipment and are amortized on a straight-line basis over three year periods. Amortization expense recorded in 1999, 2000 and 2001 was approximately $595,000, $1,111,000 and $1,830,000, respectively. Only a small amount of internal personnel costs related to the implementation of one internal use software program have been capitalized, the majority of the costs that have been capitalized and are being amortized have been external purchases and implementation services obtained for internal use.

Investments and Intangible Assets

     In 1997, the Company acquired a convertible preferred stock interest in TenFold Corporation, a privately held software company in the development stage, for approximately $8 million in cash. This investment was sold for cash in May 1999 with a net gain of $38.2 million. Also in 1997, the Company acquired a management-consulting firm for $4.75 million in common stock and $250,000 in cash. The $5 million acquisition cost has been fully amortized over a four-year period, consistent with the related employment, confidentiality and non-competition agreements. In 1998, the Company purchased the rights; title and interest to the intellectual property related to radiological recording and tracking software called Total Exposure for $469,000, which has been fully amortized over a two and one-half year period.

     Included in investments and intangible assets is a marketable security with a maturity date greater than one year at December 31, 2001, valued at $1,862,000 (see Note 2 to the Consolidated Financial statements for more information).

Advertising Costs

     Advertising costs are charged to expense in the period the costs are incurred. Advertising expense was approximately $659,000, $919,600 and $213,600 in 1999, 2000 and 2001, respectively.

Income Taxes

     Income taxes are computed in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("FAS 109"), which requires the use of the liability method in accounting for income taxes. Under FAS 109, deferred tax assets and liabilities are measured based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Per Share Data

     Basic earnings per share is calculated using the weighted average common shares outstanding during the periods. Common equivalent shares from stock options and warrants, using the treasury stock method, are also included in the diluted per share calculations unless their effect of inclusion would be antidilutive.

                            INDUS INTERNATIONAL, INC.

The components of basic and diluted earnings per share were as follows (in thousands, except per share amounts):


                                                                                            YEARS ENDED DECEMBER 31,
                                                                                 -------------------------------------------
                                                                                      1999           2000          2001
                                                                                 ---------------- ------------  ------------
Net income (loss) ...........................................................        $23,837        $ (58,775)        $(10,076)
                                                                                     =======        =========         ========

Weighted average shares of common stock
     outstanding ............................................................         32,109           34,248           34,857
                                                                                     =======        =========         ========

Basic net income (loss) per share ...........................................        $  0.74        $   (1.72)        $  (0.29)
                                                                                     =======        =========         ========

Calculation of shares outstanding for computing diluted net (loss) income per share:

Shares used in computing basic net income (loss)
     per share ..............................................................         32,109           34,248           34,857
Shares to reflect the effect of the assumed
     exercise of:
     Employee stock options .................................................          1,345               --               --
     Warrants ...............................................................          1,820               --               --
                                                                                     -------        ---------         --------
Shares used in computing diluted net
income (loss) per share .....................................................         35,274           34,248           34,857
                                                                                     =======        =========         ========

Diluted net income (loss) per share .........................................        $  0.68        $   (1.72)        $  (0.29)
                                                                                     =======        =========         ========

Use of Estimates

     The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock Based Compensation

     As permitted under Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation", the Company accounts for stock based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and accordingly recognizes no compensation expense for the stock option grants as long as the exercise price is equal to or more than the fair value of the shares at the date of grant. See Note 9 for pro forma information related to net income (loss) and earnings (loss) per share calculations in accordance with SFAS 123.

     Compensation costs for stock options granted to employees is measured by the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Note 9 to the Consolidated Financial Statements contains a summary of the pro forma effects to reported net earnings (loss) and per share data for 1999, 2000 and 2001 as if the Company had elected to recognize compensation cost based upon fair value of options granted at grant date.

     For employee stock options granted with exercise prices at or above the existing market price and without any contingent feature as to the optionee's ability to exercise (other than the passage of time as a continuing employee), the Company records no compensation expense.

Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. SFAS No. 141 eliminates the use of the pooling of interests method for all business combinations initiated after June 30, 2001. SFAS No. 141 also provides new criteria to determine whether an acquired intangible asset should be recognized separately from goodwill, and requires expanded disclosure requirements. The Company adopted SFAS No. 141 in the third quarter of 2001. The adoption of SFAS 141 did not have a significant impact on the Company's financial statements.

                            INDUS INTERNATIONAL, INC.

     In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is no longer subject to amortization; instead it will be subject to new impairment testing criteria. Other intangible assets will continue to be amortized over their estimated useful lives, although those with indefinite lives are not to be amortized but will be tested at least annually for impairment, using a lower of cost or fair value approach. The Company will adopt SFAS No. 142 in accordance with the provisions of the statement, and anticipates that SFAS No. 142 will not have a significant impact on the Company's financial statements.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company will adopt FAS 144 in accordance with the provisions of the statement and it does not expect that the adoption of the Statement will have a significant impact on the Company's financial position and results of operations.

2.  MARKETABLE SECURITIES

     The Company attempts to maximize total investment returns while maintaining a conservative investment policy that emphasizes preservation of principal through high credit quality requirements (A1/P1, MIG 1 A or better, AA or better) and maintenance of liquidity with maximum effective maturity of any single issue not to exceed two years. The Company currently classifies all marketable securities as available-for-sale investments and carries them at fair market value. At December 31, 2000 and 2001, the gross amortized cost of the Company's investments approximated the estimated fair value.

     The following is a summary of marketable securities, all of which are available for sale (in thousands):

DECEMBER 31, 2000
Money market funds ..........................        $17,672
Commercial paper and corporate notes ........          8,953
Auction rate notes ..........................         12,970
                                                     -------
                                                     $39,595
                                                     =======
Included in:
Cash and cash equivalents ...................        $21,825
Marketable securities .......................         17,572
Investments and intangible assets ...........            198
                                                     -------
                                                     $39,595
                                                     =======


DECEMBER 31, 2001
Money market funds ..........................        $   131
Government agency notes .....................          1,601
Commercial paper and corporate notes ........          2,109
Auction rate notes ..........................          1,175
                                                     -------
                                                     $ 5,016
                                                     =======
Included in:
Cash and cash equivalents ...................        $ 1,397
Marketable securities .......................          1,757
Investments and intangible assets ...........          1,862
                                                     -------
                                                     $ 5,016
                                                     =======




     At December 31, 2000 and 2001, the gross amortized cost of marketable securities approximates the estimated fair value. Included in investments and intangible assets is a marketable security with a maturity date greater than one year at December 31, 2001.

     There have been no significant realized gains or losses on sales of marketable securities.

                            INDUS INTERNATIONAL, INC.

3.  PROPERTY AND EQUIPMENT

     Property and equipment is recorded at cost and consists of the following (in thousands):

                                                           DECEMBER 31,
                                                      ----------------------
                                                       2000           2001
                                                      -------        -------
Furniture and fixtures .......................        $ 6,389        $ 6,465
Office equipment .............................         37,342         38,993
Leasehold improvements .......................          3,677          3,847
Internally used capitalized software .........          8,849         12,408
                                                      -------        -------
                                                       56,257         61,713

Less accumulated depreciation and amortization         34,024         39,836
                                                      -------        -------
                                                      $22,233        $21,877
                                                      =======        =======


     Depreciation expense totaled $8.0 million, $7.0 million and $6.2 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     Equipment leased under capital leases is included in property and equipment. At December 31, 2000 and 2001, equipment under capital leases was approximately $4.3 million and $4.1 million, respectively, with accumulated depreciation of $4.1 million and $4.1 million, respectively.

4.  OTHER ACCRUED LIABILITIES

     Other accrued liabilities consists of the following (in thousands):

                                                                DECEMBER 31,
                                                          ----------------------
                                                           2000           2001
                                                          -------        -------
Accrued commissions ..............................        $ 2,166        $ 1,242
Accrued payroll and related expenses .............          7,778          6,426
Accrued taxes payable ............................          2,846          5,350
Accrued restructuring expenses ...................          1,597          1,628
Accrued project reserves .........................          2,596          2,644
Accrued legal and accounting expenses ............            588          1,674
Other ............................................          9,606          5,785
                                                          -------        -------
                                                          $27,177        $24,749
                                                          =======        =======

5.  LINES OF CREDIT

         The Company has an unsecured revolving bank line of credit in the amount of $15.0 million. The revolving credit facility expires on May 31, 2003. Borrowings bear interest at the LIBOR rate plus 1.75% to 2.00%. There were no borrowings outstanding under this line of credit at December 31, 1999, 2000 or 2001. There was $0.2 million outstanding on this line of credit at December 31, 1999 and $2.25 million in standby letters of credit outstanding on this line of at December 31, 2000 and 2001, respectively. The line of credit agreement contains certain affirmative and negative covenants. The Company was either in compliance with or had received waivers for each of the financial covenants at December 31, 1999, 2000 and 2001.

         The Company anticipates generating a net loss during the first quarter of 2002, due primarily to the cancellation of the MoD's DSMS project. A loss during the first quarter of 2002 would trigger a default of a profitability covenant within our revolving bank line of credit. Such a default would require the Company to maintain a compensating balance, equal to all outstanding credit line and letter of credit usage, with the lender, California Bank & Trust. Other than the existing $2.25 million standby letter of credit, held by our San Francisco office landlord, no other usage of the line of credit is anticipated and the Company will be able to fund the compensating balance without negatively impacting the operations of the business.

                            INDUS INTERNATIONAL, INC.

6.  COMMITMENTS

     The Company leases its office facilities under various operating lease agreements. The leases require monthly rental payments in varying amounts through 2012. These leases also require the Company to pay all property taxes, normal maintenance and insurance on the leased facilities.

     Total rental expense under these leases (in thousands) was approximately $7,364, $8,104 and $9,196 for 1999, 2000 and 2001, respectively. In 2001, the
$9,196 of gross rental expense was reduced by $2,191 related to the release of restructuring accruals for the lease costs associated with redundant San Francisco office space. Future minimum lease payments under all non-cancelable operating leases are as follows (in thousands):

                                                          OPERATING
YEARS ENDING DECEMBER 31,                                  LEASES
--------------------------------------------------        --------
2002 .............................................        $12,269
2003 .............................................         10,823
2004 .............................................          9,558
2005 .............................................          8,563
2006 .............................................          7,000
Thereafter .......................................         17,786
                                                          -------
Total minimum payments required ..................        $65,999
                                                          =======

     As of December 31, 2001 there was $4,000 of remaining capital leases, to be paid off in 2002.

     As of December 31, 2001, the Company has sub-leased 18,313 square feet related to excess office space in its San Francisco location. Future reduction in rent anticipated from these sub-leases is shown in the below chart (in thousands):

                                                                        SUB-LEASE
YEARS ENDING DECEMBER 31,                                                 INCOME
-----------------------------------------------------------------        ---------
2002 ............................................................        $  501
2003 ............................................................           501
2004 ............................................................           501
2005 ............................................................           501
2006 ............................................................           501
Thereafter ......................................................           708
                                                                         ------
Total sub-lease income under current contracts ..................        $3,213
                                                                         ======


7.  STOCKHOLDERS' EQUITY

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

     In July 1999, the Company's Board of Directors approved a stock repurchase program for up to 2,000,000 shares of the Company's outstanding common stock. The Company is authorized to use available cash to buy back its shares in open market transactions from time to time, subject to price and market conditions. As of December 31, 2001, the Company held, as treasury stock, 435,500 shares that had been repurchased at a cost of approximately $2.2 million under the program.

                            INDUS INTERNATIONAL, INC.

8.  STOCK PLANS

Stock Option and Benefit Plans

     The Company has three stock option plans under which employees, directors and consultants may be granted rights to purchase common stock.

1997 Stock Plan

     The 1997 Stock Plan provides for the grant of incentive or nonstatutory stock options to employees, including officers and directors, and nonstatutory options only to consultants of the Company. A total of 12,500,000 shares have been reserved for issuance under the Stock Plan. The incentive stock options will be granted at not less than fair market value of the stock on the date of grant. The options will generally vest over one to four years and have a maximum term of ten years.

1997 Director's Option Plan

     Each director who is not an employee of the Company is automatically granted a nonstatutory stock option to purchase 50,000 shares of common stock of the Company (the "First Option") on the date such person becomes a director or, if later, on the effective date of the 1997 Director's Option Plan (the "Director Option Plan"). Thereafter, each such person will automatically be granted an option to acquire 10,000 shares of the Company's Common Stock (the "Subsequent Option") upon such outside director's re-election at each Annual Meeting of Stockholders, provided that on such date such person has served on the Board of Directors for at least six months. A total of 700,000 shares have been reserved for issuance under the Director Option Plan. Each option granted under the Director Option Plan will become exercisable as to 25% of the shares subject on each anniversary date of the option grant.

1998 Indus International, Inc. Company Share Option Plan

     The 1998 Indus International, Inc. Company Share Option Plan (the "UK Stock Plan") provides for the grant of stock options to employees of Indus International, Ltd. (a UK foreign subsidiary of the Company). A total of 500,000 shares of the Company's common stock have been reserved for issuance under the Stock Plan. Options were granted in the amounts of 10,000 in 1999, 135,235 in 2000 and 69,250 in 2001. Options of 131,125 in 1999, 37,625 in 2000 and 50,050
in 2001 were cancelled or expired. 28,475 options have been exercised to date. The stock options will be granted at not less than fair market value of the stock on the date of grant. The options generally vest over one to three years and have a maximum term of three years.

                            INDUS INTERNATIONAL, INC.

The activity under all of the Company's stock option plans, combined, was as follows:

                                                                                           Options Outstanding
                                                                      Shares        -------------------------------
                                                                     Available      Number
                                                                        for           of
                                                                       Grant         Shares        Price Per Share
                                                                     ----------     ----------     ----------------
Balances at December 31, 1998 ...................................     1,423,189      9,067,471     $0.283 - $18.15
    Shares authorized ...........................................     2,500,000             --                   --
    Options granted .............................................    (3,153,000)     3,153,000     $4.13 - $6.63
    Options forfeited ...........................................     3,247,490     (3,247,490)    $0.283 - $16.50
    Options exercised ...........................................            --     (1,617,776)    $0.283 - $4.56
    Plan shares expired .........................................      (294,485)            --                   --
                                                                     ----------     ----------     ----------------
BALANCES AT DECEMBER 31, 1999 ...................................     3,723,194      7,355,205     0.283 - $18.15
    Shares authorized ...........................................       500,000             --                   --
    Options granted .............................................    (5,643,578)     5,643,578     $1.75 - $8.06
    Options forfeited ...........................................     2,227,709     (2,227,709)    $3.38 - $16.50
    Options exercised ...........................................            --     (1,477,633)    $0.283 - $8.50
    Plan shares expired .........................................      (128,390)            --                   --
                                                                     ----------     ----------     ----------------
BALANCES AT DECEMBER 31, 2000 ...................................       678,935      9,293,441     $0.283 - $18.15
    Shares authorized ...........................................     2,500,000             --                   --
    Options granted .............................................    (1,673,100)     1,673,100     $1.70 - $8.60
    Options forfeited ...........................................     1,624,024     (1,624,024)    $1.75 - $18.15
    Options exercised ...........................................            --       (275,691)    $0.283 - $6.13
    Plan shares expired .........................................       (92,332)            --                   --
                                                                     ----------     ----------     ----------------
BALANCES AT DECEMBER 31, 2001 ...................................     3,037,527      9,066,826     $0.283 - $15.375
                                                                     ==========     ==========     ================


     The following table summarizes information about stock options outstanding as of December 31, 2001.



                                           OPTIONS OUTSTANDING
                           ----------------------------------------------------         OPTIONS VESTED AND
                                                 WEIGHTED-                                  EXERCISABLE
                                                                                  ---------------------------------
                                                  Average         Weighted-                           Weighted-
                                                 Remaining         Average                             Average
        Range of             Outstanding        Contractual        Exercise         Exercisable        Exercise
    Exercise Prices           in shares            Life             Price            in shares          Price
-------------------------  -----------------  ----------------  ---------------   ----------------  ---------------
   $0.2830 - $2.8750                925,796              7.94           $ 1.88            359,080           $ 1.60
   $3.3800 - $3.8750                383,476              5.32           $ 3.45            337,929           $ 3.40
   $3.9375 - $3.9375              1,298,828              8.80           $ 3.94            322,392           $ 3.94
   $3.9400 - $4.5000                619,407              7.76           $ 4.44            402,124           $ 4.48
   $4.5620 - $4.5620              1,517,944              5.89           $ 4.56          1,453,273           $ 4.56
   $4.5900 - $5.9600              1,230,100              8.94           $ 5.71            233,759           $ 5.48
   $6.0000 - $7.6000                669,688              9.02           $ 6.64             94,001           $ 6.49
   $7.6250 - $7.6250              1,200,000              8.08           $ 7.63            625,000           $ 7.63
   $7.6800 - $8.0625              1,071,587              8.38           $ 8.01            513,243           $ 8.04
  $13.7500 - $15.3750               150,000              5.82          $ 13.97            150,000          $ 13.97
                           -----------------                                      ----------------

         Totals                   9,066,826              7.85           $ 5.42          4,490,801           $ 5.41
                           =================                                      ================

                            INDUS INTERNATIONAL, INC.

1997 Employee Stock Purchase Plan

     The Company has an employee stock purchase plan under which 1,000,000 shares of common stock have been reserved for issuance. The plan allows for eligible employees to purchase stock at 85% of the lower of the fair market value of the Company's common stock as of the first day of each six-month offering period or the fair market value of the stock at the end of the offering period. Purchases are limited to 10% of each employee's compensation and a maximum of 4,000 shares. Under the plan the Company issued 191,019, 218,151 and 239,601 shares in 1999, 2000 and 2001, respectively, at prices ranging from $3.61 to $3.85 per share.

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

     Pro forma information regarding net income and earnings per share is required by Statement 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 2000 and 2001, respectively: risk free interest rate of 5.32%, 6.12% and 5.06%; dividend yields of 0%; volatility factor of the expected market price of the Company's common stock of 0.65, 1.39 and 0.89; and a weighted-average expected life of the option of 5 years.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information net income (loss) including pro forma compensation expense, net of tax for the years ended December 31, 1999, 2000 and 2001, respectively (for the years 2000 and 2001 the Company was not in a taxable position), is as follows (in thousands except for earnings per share information):

                                                                                      YEAR ENDED DECEMBER 31,
                                                                       ------------------------------------------------
                                                                            1999               2000              2001
                                                                        ------------       ------------       -----------
Pro forma net income (loss) .....................................        $   19,502        $  (71,258)        $  (18,819)
Pro forma basic net income (loss) per share .....................        $     0.64        $    (2.08)        $    (0.54)
Pro forma diluted net income (loss) per share ...................        $     0.63        $    (2.08)        $    (0.54)

     The weighted average fair value of options granted under all plans was $3.84, $4.34 and $3.91 in 1999, 2000 and 2001, respectively.

10.  EMPLOYEE BENEFIT AND PROFIT-SHARING PLANS

     The Company has a defined contribution 401(K) plan. All employees over the age of 18 who have completed at least three months of service are eligible to participate. Each participant may elect to have amounts deducted from his or her compensation and contribute to the plan up to 15% of his or her base salary. All employee contributions are fully vested at the time the employee becomes an active participant. The Company's matching contributions were approximately $797,000, $984,000 and $1,389,000 in 1999, 2000 and 2001, respectively.

                            INDUS INTERNATIONAL, INC.

11.      GEOGRAPHIC INFORMATION

Geographic information is as follows (in thousands):

                                                                                    YEAR ENDED DECEMBER 31,

Net revenues (based on destination)                                         1999              2000            2001
                                                                         ---------         ---------         ---------
     United States ..............................................        $ 121,449         $ 101,256         $ 104,442
     International:
          Europe, Middle East & Africa ..........................           40,130            33,291            62,269
          Asia ..................................................              818             1,387             2,407
          Canada ................................................           10,390             5,854             4,719
          Australia .............................................            5,718             3,901             2,177
                                                                         ---------         ---------         ---------
     Total International ........................................           57,056            44,433            71,572
                                                                         ---------         ---------         ---------
          Total consolidated net revenues .......................        $ 178,505         $ 145,689         $ 176,014
                                                                         =========         =========         =========
Income (loss) from operations
     United States ..............................................        $  66,153         $  43,545         $  57,302
     International:
          Europe, Middle East & Africa ..........................            8,742            10,811            35,174
          Asia ..................................................             (135)              272             1,061
          Canada ................................................            4,086              (756)              519
          Australia .............................................            1,608               937               841
Corporate administrative and other expenses .....................          (83,612)         (123,962)         (107,349)
                                                                         ---------         ---------         ---------
Total consolidated loss from operations .........................        $  (3,158)        $ (69,153)        $ (12,452)
                                                                         =========         =========         =========

Identifiable assets:
     United States ..............................................        $ 144,276         $ 110,072         $  68,232
     International:
          Europe, Middle East & Africa ..........................           16,023            22,861            59,085
          Asia ..................................................               60             1,428               567
          Canada ................................................            4,100             3,433             6,031
          Australia .............................................            4,442             2,938             3,822
                                                                         ---------         ---------         ---------
Total consolidated identifiable assets ..........................        $ 168,901         $ 140,732         $ 137,737
                                                                         =========         =========         =========

Net assets:
     United States ..............................................        $ 103,363         $  51,951         $   3,105
     International:
          Europe, Middle East & Africa ..........................           10,558            13,085            51,394
          Asia ..................................................               45               989               464
          Canada ................................................            1,652             1,735             3,957
          Australia .............................................            2,734             1,197             2,026
                                                                         ---------         ---------         ---------
Total consolidated net assets ...................................        $ 118,352         $  68,957         $  60,946
                                                                         =========         =========         =========


12.  RESTRUCTURING EXPENSES

         The Company recorded $2.1 million and $10.2 million in 2000 and 2001 respectively, in restructuring costs in connection with the ongoing relocation of the Company's headquarters and certain administrative functions to Atlanta, Georgia, severance payments related to the elimination of 56 global positions, and charges representing the estimated excess lease costs associated with subleasing redundant San Francisco office space.

                            INDUS INTERNATIONAL, INC.

         This relocation was approved by the Board of Directors in July 2000 and includes costs of approximately $2.8 million for severance pay for employees affected, and approximately $9.5 million for lease termination costs associated with reducing leased space in San Francisco. Due to the excess capacity of available lease space in the San Francisco market, lease rates have declined from approximately $60 per square foot at the beginning of 2001 to the $28-$30 per square foot range, which is below the Company's actual lease cost of $45 per square foot. The San Francisco office leases expire May 31, 2008.

(In thousand                    Severance and
                                 Related Costs             Facilities            Total
                              ----------------           ------------           -------
Balance at 12/31/00                $   337                $ 1,260                $ 1,597
  Payments in Q1                      (621)                  (406)                (1,027)
  Net accruals in Q1                 1,089                    874                  1,963
                                   -------                -------                -------
Balance at 3/31/01                     805                  1,728                  2,533
                                   -------                -------                -------
  Payments in Q2                      (638)                  (494)                (1,132)
  Net accruals in Q2                   464                  7,387                  7,851
                                   -------                -------                -------
Balance at 6/30/01                     631                  8,621                  9,252
                                   -------                -------                -------
  Payments in Q3                      (324)                  (644)                  (968)
                                   -------                -------                -------
Balance at 9/30/01                     307                  7,977                  8,284
                                   -------                -------                -------
  Payments in Q4                      (133)                  (645)                  (778)
  Net accruals in Q4                    --                     --                     --
                                   -------                -------                -------
Balance at 12/31/01                $   174                $ 7,332                $ 7,506
                                   =======                =======                =======

         The $7.506 million remaining accrual at December 31, 2001 is split between current and long-term classification on the Company's consolidated balance sheet, with $1.628 million included as current (less than one year) within other accrued liabilities and $5.878 million included as long-term (greater than one year) within obligations under capital lease and other liabilities. In addition, approximately $0.3 million of other costs related to the restructuring were recorded directly to restructuring expense during 2001.

                  The Company does not anticipate taking any significant further restructuring charges related to the relocation of administrative functions to Atlanta. The Company could incur future charges or credits, in the event that the underlying assumptions used to develop the Company's estimates of excess lease costs, such as the timing and the amount of any sublease income, change.

                  See Footnote 15, Subsequent Events, for discussion of 2002 Restructuring charge.

13.  INCOME TAXES

     The provision for income taxes (credits) consists of the following (in thousands):


                                                                         YEAR ENDED DECEMBER 31,
                                                            --------------------------------------------------
                                                               1999                   2000                 2001
                                                            --------                --------              ---------
Current:
    Federal .................................               $ 19,301                $(14,794)               $--
    State and foreign .......................                  4,506                  (1,384)                36
                                                            --------                --------                ---
                                                              23,807                 (16,178)                36
                                                            --------                --------                ---

Deferred:
    Federal .................................                 (8,384)                  8,384                 --
    State and foreign .......................                 (1,128)                  1,128                 --
                                                            --------                --------                ---
                                                              (9,512)                  9,512                 --
                                                            --------                --------                ---
                                                            $ 14,295                $ (6,666)               $36
                                                            ========                ========                ===

                           INDUS INTERNATIONAL, INC.

     The tax benefit in 2001 is due primarily to Canadian net operating loss carrybacks.

     Pre-tax income (loss) attributable to foreign and domestic operations is summarized below:



                                                                                 YEAR ENDED DECEMBER 31,
                                                               ----------------------------------------------------
                                                                 1999                  2000                   2001
                                                               ---------             --------              --------
Income (loss) before income taxes
         United States................................         $  42,023             $ (59,420)           $ (13,168)
         International:
                  Europe, Middle East & Africa........            (3,474)               (1,504)               4,723
                  Asia................................              (509)                  185                  (41)
                  Canada..............................             1,222                (2,237)              (1,080)
                  Australia...........................            (1,130)               (2,465)                (474)
                                                               ---------             ---------            ---------
Total consolidated income (loss) before income taxes..         $  38,132             $ (65,441)           $ (10,040)
                                                               =========             =========            =========

     The effective rate of the provision for income taxes reconciles to the amount computed by applying the federal statutory rate to income before provision for income taxes as follows:


                                                                                       PERCENTAGE
                                                                                 YEAR ENDED DECEMBER 31,
                                                                 --------------------------------------------------
                                                                 1999                  2000                   2001
                                                               ---------             --------              --------
Federal statutory rate ............................               35.0%                35.0%                35.0%
State taxes, net of federal benefit ...............                3.0                  1.4                   --
Foreign taxes .....................................                7.3                 (5.4)                (0.3)
FSC benefit .......................................               (0.9)                  --                   --
Research and development credit ...................               (3.7)                  --                   --
Utilization of TSW net operating loss carryforwards               (5.0)                  --                   --
Reported losses and tax credits not benefited .....                 --                (19.3)               (33.9)
Other .............................................                1.8                 (1.2)                (1.2)
                                                                  ----                 ----                 ----
                                                                  37.5%                10.5%                -0.4%
                                                                  ====                 ====                 ====


     Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred tax assets are as follows (in thousands):

                                                                            DECEMBER 31,
                                                                 --------------------------------
                                                                    2000                  2001
                                                                 --------                --------
Accounts receivable allowances ...................               $  2,297                $  1,831
Tax over book depreciation .......................                    603                     176
Other (prepaid license writedown) ................                     --                   2,598
Nondeductible accruals ...........................                  6,542                   3,130
Deferred licensing fee revenue ...................                  2,843                   3,678
Net operating loss carryforwards .................                  2,792                   7,943
Research and other credit carryforwards ..........                  3,638                   4,066
Foreign tax credits and losses ...................                  8,735                   8,326
                                                                 --------                --------
                                                                   27,450                  31,748
Valuation allowance ..............................                (27,450)                (31,748)
                                                                 --------                --------
                                                                 $     --                $     --
                                                                 ========                ========


     The net valuation allowance increased by approximately $5.2 million, $22.3 million and $4.3 million during 1999, 2000 and 2001, respectively. Approximately $2.1 million of the valuation allowance for the deferred tax asset at December 31, 2001 relates to benefits of stock option deductions which, when recognized, will be directly allocated to contributed capital.

     As of December 31, 2001 the Company had federal net operating loss carryforwards of approximately $20.2 million. The Company also had federal research tax credit carryforwards of approximately $2.0 million and federal alternative minimum tax credits of $1.0 million. The federal net operating loss and credit carryforwards will expire beginning in the year 2020, if not utilized. The Company also has foreign net operating loss carryforwards of approximately $18.4 million, which can be carried forward indefinitely. The Company also has foreign tax credits of approximately $0.9 million, which will expire in the years 2002 through 2004 if not utilized.

     The utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization.

                            INDUS INTERNATIONAL, INC.

14.  LITIGATION

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

15.  SUBSEQUENT EVENTS (UNAUDITED)

     On January 2, 2002, the Company announced that the MoD had reduced the scope of its DSMS project due to budget constraints in its current fiscal year, which ends March 31, 2002. This project, which utilizes the Company's PassPort application as the central software platform, represented 23.3% of the Company's total revenues for the year ended December 31, 2001. On January 24, 2002, the Company announced that it has received notification that the MoD has suspended all current contractual work on this project, as it reviews its priorities against long-term resource availability. The MoD has not advised the Company when this review will be completed. The first quarter of 2002 will be a major transition quarter for Indus, as the Company demobilizes on the MoD project and reduces operating costs in anticipation of continued weakness in key vertical markets.

     On March 21, 2002, the Board of Directors approved a formal restructuring plan that will necessitate taking an approximate $3.620 million restructuring charge in the first quarter of 2002 in connection with computer lease termination costs related to the suspension of the MoD DSMS project, severance payments related to the elimination of 81 global positions, and charges representing the estimated excess lease costs associated with subleasing redundant office space in our Dallas and Pittsburgh locations.

     The restructuring plan includes costs of approximately $947,000 for computer lease termination costs to reduce excess CPU capacity due to the suspension of the MoD DSMS project, approximately $946,000 of severance payments related to the elimination of 81 global positions, and approximately $1.727 million for lease termination costs associated with closing the Company's Dallas office and reducing leased space in the Company's Pittsburgh office. Due to the excess capacity of available lease space in both the Dallas and Pittsburgh markets, current lease rates for both markets in the $15-$17 per square foot range are below the Company's actual lease costs of $25-$26 per square foot. The Pittsburgh lease expires September 30, 2005 and the Dallas lease expires December 31, 2005.

     The Company does not anticipate taking any significant further restructuring charges relating to the suspension of the MoD DSMS project. The Company could incur future charges or credits, in the event that the underlying assumptions used to develop the Company's estimates of excess lease costs, such as the timing and the amount of any sublease income, change.

     The Company also anticipates generating a net loss during the first quarter of 2002, exclusive of the aforementioned restructuring charge, due primarily to the cancellation of the MoD's DSMS project. A loss during the first quarter of 2002 would trigger a default of a profitability covenant within our revolving bank line of credit. Such a default would require the Company to maintain a compensating balance, equal to all outstanding credit line and letter of credit usage, with the lender, California Bank & Trust. Other than the existing $2.25 million standby letter of credit, held by our San Francisco office landlord, no other usage of the line of credit is anticipated and the Company will be able to fund the compensating balance without negatively impacting the operations of the business.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

 The following is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2000 (in thousands):


                                          REPORTED          REPORTED          REPORTED          REPORTED
                                          MARCH 31,         JUNE 30,          SEPTEMBER 30,     DECEMBER 31,
                                          --------          --------          ------------      --------
2001
Total revenues                            $ 42,377          $ 43,135          $ 44,207          $ 46,295
Cost of revenues                            21,032            20,424            19,757            19,903
                                          --------          --------          --------          --------
Gross margin                                21,345            22,711            24,450            26,392

Net income (loss)                           (6,409)           (6,696)              383             2,646

Net income (loss) per share
     -Basic                                  (0.18)            (0.19)             0.01              0.08
     -Diluted                                (0.18)            (0.19)             0.01              0.07

2000
Total revenues                            $ 31,743          $ 32,597          $ 36,527          $ 44,822
Cost of revenues (including
     $6,200 writedown of third
     party software held for sale
     in the fourth quarter                  18,311            21,718            22,096            28,755
                                          --------          --------          --------          --------
Gross Margin                                13,432            10,879            14,431            16,067

Net income (loss)                           (8,622)          (20,154)          (16,362)          (13,637)

Net income (loss) per share
     -Basic                                  (0.26)            (0.59)            (0.47)            (0.39)
     -Diluted                                (0.26)            (0.59)            (0.47)            (0.39)

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

(2)      Financial Statement Schedule

         Schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(3)      Exhibits

The following exhibits are filed herewith or incorporated by reference.

  EXHIBIT
  NUMBER                                             DESCRIPTION
  ------                                             -----------

    2.1     Agreement and Plan of Merger and Reorganization dated as of June 5, 1997 ("Agreement of
            Merger"), by and among the Registrant, The Indus Group, Inc. ("Indus") and TSW
            International, Inc. ("TSW") (incorporated by reference to Appendix A-1 to the Joint Proxy
            Statement/Prospectus filed as part of the Registration Statement on Form S-4 (Reg. No.
            333-33113) filed with the Securities and Exchange Commission ("Commission") on August 7,
            1997 (the "1997 Proxy Statement"))

    2.2 First Amendment to Agreement of Merger dated as of July 21, 1997 by and among the Registrant, Indus and TSW (incorporated by reference to Exhibit 2.2 to the 1997 Proxy Statement)

    2.3     Form of Agreement of Merger of the Registrant, Indus Sub, Inc. and Indus (incorporated by reference to Appendix A-2 to the 1997 Proxy Statement)

    2.4     Form of Agreement and Plan of Merger entered into by and among the Registrant, TSW Merger
            Sub, Inc. and TSW (incorporated by reference to Appendix A-3 to the 1997 Proxy Statement)

    3.1     Registrant's Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the
            1997 Proxy Statement)

    3.2 Registrant's Amended and Restated Bylaws (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 filed with the Commission on July 5, 2001)

    4.1     Registration Rights Agreement entered into among the Registrant, Warburg, Pincus Investors,
            L.P. ("Warburg"), Robert W. Felton, Richard W. MacAlmon, John W. Blend, III and John R.
            Oltman (incorporated by reference to Exhibit 4.1 to the 1997 Proxy Statement)

    4.2     Nomination Agreement entered into among the Registrant, Warburg and Robert W.
            Felton (incorporated by reference to Exhibit 4.6 to the 1997 Proxy Statement)

   10.1*    Indus International, Inc. 1997 Stock Plan (incorporated by reference to Exhibit 10.1 to the
            1997 Proxy Statement)

   10.2*    Amendment No. 1 to the Indus International, Inc. 1997 Stock Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed with the Commission on July
            5, 2001)

   10.3*    Amendment No. 2 to the Indus International, Inc. 1997 Stock Plan (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 filed with the Commission on July
            5, 2001)

   10.4*    Amendment No. 3 to the Indus International, Inc. 1997 Stock Plan (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 filed with the Commission on July
            5, 2001)

   10.5*    Indus International, Inc. 1997 Employee Stock Purchase Plan (incorporated by reference to
            Exhibit 10.2 to the 1997 Proxy Statement)

   10.6*    Indus International, Inc. 1997 Director Option Plan (incorporated by reference to Exhibit
            10.3 to the 1997 Proxy Statement)

   10.7*    Rules of the Indus International, Inc. Company Share Option Plan (the "UK Option Plan)

   10.8     Stock Purchase Warrant dated August 25, 1997 between Indus International, Inc.  and Warburg
            Pincus Investors, L.P., as amended by that certain Amendment to Stock Purchase Warrant dated
            October 23, 2001

   10.9     Stock Purchase Agreement dated January 13, 1999 between Robert W. Felton, Warburg Pincus
            Investors, L.P. and Indus International, Inc. (incorporated by reference to Exhibit 10.37 to the Registrant's Annual Report on Form 10-K (File No. 0-22993) filed with the Commission on
            March 29, 1999)

   10.10    [Intentionally Omitted]

   10.11 Amended and Restated Credit Agreement dated June 10, 1998 by and among Indus International, Inc., Sumitomo Bank of California, as agent, and the financial institutions named therein.

   10.12    First Amendment to Amended and Restated Credit Agreement dated as of
            June 30, 1998 by and among Indus International, Inc., Sumitomo Bank of California, as agent, and the financial institutions named therein.

   10.13 Second Amendment to Amended and Restated Credit Agreement dated as of August 1, 1998 by and among Indus International, Inc., Sumitomo
            Bank of California, as agent, and the financial institutions named therein.

   10.14    Third Amendment to Amended and Restated Credit Agreement dated as of
            September 20, 1999, by and among Indus International, Inc.,
            California Bank & Trust, as successor by merger to Sumitomo Bank of California, as agent, and the financial institutions named therein.

   10.15 Fourth Amendment to Amended and Restated Credit Agreement dated as of December 10, 2001, by and among Indus International, Inc.,
            California Bank & Trust, as successor by merger to Sumitomo Bank of California, as agent, and the financial institutions named therein.

   10.16    Fifth Amendment to Amended and Restated Credit Agreement dated as of
            March 29, 2002, by and among Indus International, Inc., California
            Bank & Trust, as successor by merger to Sumitomo Bank of California, as agent, and the financial institutions named therein.

   10.17    Amended and Restated Lease Agreement for the Registrant's Atlanta,
            Georgia corporate headquarters by and between Cousins Properties
            Incorporated and Indus International, Inc. dated August 1, 2000
            (incorporated by reference to Exhibit 10.12 to the Registrant's
            Annual Report on Form 10-K filed with the Commission on March 16,
            2001)

   10.18    Office Lease Agreement for the Registrant's San Francisco, California regional office between EOP - 60 Spear, L.L.C. and Indus International, Inc. dated March 3, 2000, as amended
            (incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K
            filed with the Commission on March 16, 2001)

   10.19    Lease for Indus' Pittsburgh, Pennsylvania regional office (incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1
            (Reg. No. 33-80574) filed with the Commission on January 31, 1996)

   10.20*   Employment Agreement dated December 19, 2001 by and between Indus International, Inc. and
            Thomas R. Madison

   10.21*   Employment Agreement dated October 1, 2001 between Indus International, Inc. and Kent O.
            Hudson.

   10.22*   Employment Agreement dated October 1, 2001 between Indus International, Inc. and Richard H.
            Beatty.

   10.23*   Employment Agreement dated January 1, 2001 between Indus International, Inc. and J. Michael
            Highland (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on
            Form 10-K filed with the Commission on March 16, 2001)

   21.1     Subsidiaries of Registrant

   23.1     Consent of Ernst & Young LLP, Independent Auditors

   24.1     Power of Attorney, filed on page 59 of this report

-----------
*Designates management contract or compensatory plan or arrangement

         (b) REPORTS ON FORMS 8-K.

         NO REPORTS ON FORM 8-K WERE FILED DURING THE FOURTH QUARTER OF THE FISCAL YEAR ENDED DECEMBER 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Indus International, Inc. has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

                                         INDUS INTERNATIONAL, INC.

                                         /s/ Kent O. Hudson
                                         --------------------------------------
                                         Kent O. Hudson
                                         President and Chief Executive Officer

                                         Date:  March 29, 2002

                              6 POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Kent O. Hudson and Thomas R. Madison, jointly and severally, his/her attorneys-in-fact, each with the power of substitution, for him/her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his/her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                 SIGNATURE                                      TITLE                                       DATE

                                              President and Chief Executive Officer                    March 29, 2002
                                              Principal Executive Officer
             /s/ Kent O. Hudson               Director
---------------------------------------------
              (Kent O. Hudson)

                                              Executive Vice President Finance and                     March 29, 2002
                                              Administration and Chief Financial Officer
          /s/ J. Michael Highland             Principal Financial & Accounting Officer
---------------------------------------------
           (J. Michael Highland)

                                              Executive Vice President and Chief                       March 29, 2002
                                              Operating Officer
           /s/ Richard H. Beatty              Director
---------------------------------------------
            (Richard H. Beatty)

            /s/ Gayle A. Crowell              Director                                                 March 29, 2002
---------------------------------------------
             (Gayle A. Crowell)

            /s/ Robert W. Felton              Director                                                 March 29, 2002
---------------------------------------------
             (Robert W. Felton)

           /s/ Edward Grzedzinski             Director                                                 March 29, 2002
---------------------------------------------
            (Edward Grzedzinski)

           /s/ William H. Janeway             Director                                                 March 29, 2002
---------------------------------------------
            (William H. Janeway)

           /s/ Joseph P. Landy                Director                                                 March 29, 2002
---------------------------------------------
             (Joseph P. Landy)

           /s/ Thomas R. Madison              Chairman of the Board of Directors                       March 29, 2002
---------------------------------------------
            (Thomas R. Madison)

           /s/ Jeanne D. Wohlers              Director                                                 March 29, 2002
---------------------------------------------
            (Jeanne D. Wohlers)

                                  EXHIBIT INDEX

  EXHIBIT
  NUMBER                                             DESCRIPTION
  ------                                             -----------

    2.1     Agreement and Plan of Merger and Reorganization dated as of June 5, 1997 ("Agreement of
            Merger"), by and among the Registrant, The Indus Group, Inc. ("Indus") and TSW
            International, Inc. ("TSW") (incorporated by reference to Appendix A-1 to the Joint Proxy
            Statement/Prospectus filed as part of the Registration Statement on Form S-4 (Reg. No.
            333-33113) filed with the Securities and Exchange Commission ("Commission") on August 7,
            1997 (the "1997 Proxy Statement"))

    2.2 First Amendment to Agreement of Merger dated as of July 21, 1997 by and among the Registrant, Indus and TSW (incorporated by reference to Exhibit 2.2 to the 1997 Proxy Statement)

    2.3     Form of Agreement of Merger of the Registrant, Indus Sub, Inc. and Indus (incorporated by reference to Appendix A-2 to the 1997 Proxy Statement)

    2.4     Form of Agreement and Plan of Merger entered into by and among the Registrant, TSW Merger
            Sub, Inc. and TSW (incorporated by reference to Appendix A-3 to the 1997 Proxy Statement)

    3.1     Registrant's Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the
            1997 Proxy Statement)

    3.2 Registrant's Amended and Restated Bylaws (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 filed with the Commission on July 5, 2001)

    4.1     Registration Rights Agreement entered into among the Registrant, Warburg, Pincus Investors,
            L.P. ("Warburg"), Robert W. Felton, Richard W. MacAlmon, John W. Blend, III and John R.
            Oltman (incorporated by reference to Exhibit 4.1 to the 1997 Proxy Statement)

    4.2     Nomination Agreement entered into among the Registrant, Warburg and Robert W.
            Felton (incorporated by reference to Exhibit 4.6 to the 1997 Proxy Statement)

   10.1*    Indus International, Inc. 1997 Stock Plan (incorporated by reference to Exhibit 10.1 to the
            1997 Proxy Statement)

   10.2*    Amendment No. 1 to the Indus International, Inc. 1997 Stock Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed with the Commission on July
            5, 2001)

   10.3*    Amendment No. 2 to the Indus International, Inc. 1997 Stock Plan (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 filed with the Commission on July
            5, 2001)

   10.4*    Amendment No. 3 to the Indus International, Inc. 1997 Stock Plan (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 filed with the Commission on July
            5, 2001)

   10.5*    Indus International, Inc. 1997 Employee Stock Purchase Plan (incorporated by reference to
            Exhibit 10.2 to the 1997 Proxy Statement)

   10.6*    Indus International, Inc. 1997 Director Option Plan (incorporated by reference to Exhibit
            10.3 to the 1997 Proxy Statement)

   10.7*    Rules of the Indus International, Inc. Company Share Option Plan (the "UK Option Plan)

   10.8     Stock Purchase Warrant dated August 25, 1997 between Indus International, Inc.  and Warburg
            Pincus Investors, L.P., as amended by that certain Amendment to Stock Purchase Warrant dated
            October 23, 2001

   10.9     Stock Purchase Agreement dated January 13, 1999 between Robert W. Felton, Warburg Pincus
            Investors, L.P. and Indus International, Inc. (incorporated by reference to Exhibit 10.37 to the Registrant's Annual Report on Form 10-K (File No. 0-22993) filed with the Commission on
            March 29, 1999)

   10.10    [Intentionally Omitted]

   10.11 Amended and Restated Credit Agreement dated June 10, 1998 by and among Indus International, Inc., Sumitomo Bank of California, as agent, and the financial institutions named therein.

   10.12    First Amendment to Amended and Restated Credit Agreement dated as of
            June 30, 1998 by and among Indus International, Inc., Sumitomo Bank of California, as agent, and the financial institutions named therein.

   10.13 Second Amendment to Amended and Restated Credit Agreement dated as of August 1, 1998 by and among Indus International, Inc., Sumitomo
            Bank of California, as agent, and the financial institutions named therein.

   10.14    Third Amendment to Amended and Restated Credit Agreement dated as of
            September 20, 1999, by and among Indus International, Inc.,
            California Bank & Trust, as successor by merger to Sumitomo Bank of California, as agent, and the financial institutions named therein.

   10.15 Fourth Amendment to Amended and Restated Credit Agreement dated as of December 10, 2001, by and among Indus International, Inc.,
            California Bank & Trust, as successor by merger to Sumitomo Bank of California, as agent, and the financial institutions named therein.

   10.16    Fifth Amendment to Amended and Restated Credit Agreement dated as of
            March 29, 2002, by and among Indus International, Inc., California
            Bank & Trust, as successor by merger to Sumitomo Bank of California, as agent, and the financial institutions named therein.

   10.17    Amended and Restated Lease Agreement for the Registrant's Atlanta,
            Georgia corporate headquarters by and between Cousins Properties
            Incorporated and Indus International, Inc. dated August 1, 2000
            (incorporated by reference to Exhibit 10.12 to the Registrant's
            Annual Report on Form 10-K filed with the Commission on March 16,
            2001)

   10.18    Office Lease Agreement for the Registrant's San Francisco, California regional office between EOP - 60 Spear, L.L.C. and Indus International, Inc. dated March 3, 2000, as amended
            (incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K
            filed with the Commission on March 16, 2001)

   10.19    Lease for Indus' Pittsburgh, Pennsylvania regional office (incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1
            (Reg. No. 33-80574) filed with the Commission on January 31, 1996)

   10.20*   Employment Agreement dated December 19, 2001 by and between Indus International, Inc. and
            Thomas R. Madison

   10.21*   Employment Agreement dated October 1, 2001 between Indus International, Inc. and Kent O.
            Hudson.

   10.22*   Employment Agreement dated October 1, 2001 between Indus International, Inc. and Richard H.
            Beatty.

   10.23*   Employment Agreement dated January 1, 2001 between Indus International, Inc. and J. Michael
            Highland (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on
            Form 10-K filed with the Commission on March 16, 2001)

   21.1     Subsidiaries of Registrant

   23.1     Consent of Ernst & Young LLP, Independent Auditors

   24.1     Power of Attorney, filed on page 59 of this report

-----------
*Designates management contract or compensatory plan or arrangement.