Form 10-Q
period 2002-03-31
INDUS INTERNATIONAL INC
filed 2002-05-15
CIK 1041333

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002

                                       or

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


                                 (770) 952-8444
              (Registrant's telephone number, including area code)
                                ----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                      ----    ----

As of May 9, 2002, the Registrant had outstanding 35,071,550 shares of Common Stock, $.001 par value.


================================================================================

                                TABLE OF CONTENTS

                                                                                                  PAGE
                                                                                                  ----
                                     PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):
         Condensed Consolidated Statements of Operations - three months ended
             March 31, 2002 and 2001 .........................................................      3
         Condensed Consolidated Balance Sheets - March 31, 2002 and December 31, 2001 ........      4
         Condensed Consolidated Statements of Cash Flows - three months ended
             March 31, 2002 and 2001 .........................................................      5
         Notes to Condensed Consolidated Financial Statements ................................      6
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations     11
Item 3.  Quantitative and Qualitative Disclosures About Market Risks .........................     24

                                     PART II: OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................................     26
Item 2.  Changes in Securities and Use of Proceeds ...........................................     26
Item 3.  Defaults Upon Senior Securities .....................................................     26
Item 4.  Submission of Matters to a Vote of Security Holders .................................     26
Item 5.  Other Information ...................................................................     26
Item 6.  Exhibits and Reports on Form 8-K ....................................................     26


         Signatures ..........................................................................     27


                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            INDUS INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                      Three Months Ended
                                                          March 31,
                                                 ---------------------------
                                                   2002               2001
                                                 --------           --------
REVENUES:
    Software license fees .............          $  4,428           $  5,015
    Services, maintenance and other ...            28,015             37,362
                                                 --------           --------
        Total revenues ................            32,443             42,377
Cost of revenues ......................            15,800             21,032
                                                 --------           --------
Gross margin ..........................            16,643             21,345
                                                 --------           --------
OPERATING EXPENSES:
     Research and development .........            12,708             11,994
     Sales and marketing ..............             7,565              8,414
     General and administrative........             2,926              5,502
     Restructuring expenses ...........             3,396              2,196
                                                 --------           --------
       Total operating expenses .......            26,595             28,106
                                                 --------           --------
Loss from operations ..................            (9,952)            (6,761)
Interest and other income .............               446                638
                                                 --------           --------
Loss before income taxes ..............            (9,506)            (6,123)
Provision for income taxes ............                 2                286
Net loss ..............................          $ (9,508)          $ (6,409)
                                                 ========           ========

NET LOSS PER SHARE:
Basic .................................          $  (0.27)          $  (0.18)
                                                 ========           ========

Diluted ...............................          $  (0.27)          $  (0.18)
                                                 ========           ========

Shares used in computing per share data
Basic .................................            35,359             34,699
Diluted ...............................            35,359             34,699


                             See accompanying notes

                            INDUS INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                MARCH 31, 2002    DECEMBER 31, 2001
                                                                --------------    -----------------
        ASSETS
Current assets:
     Cash and cash equivalents .........................          $  61,062           $  59,901
     Marketable securities .............................                101               1,757
     Billed accounts receivable, net of allowance for
        doubtful accounts of $3,711 at March 31, 2002
        and $5,713 at December 31, 2001 ................             18,366              31,337
     Unbilled accounts receivable ......................              9,340              14,666
     Other current assets ..............................              8,418               5,445
                                                                  ---------           ---------
        Total current assets ...........................             97,287             113,106
Property and equipment, net ............................             20,725              21,877
Investments and intangible assets, net .................              2,002               2,025
Other assets ...........................................                611                 729
                                                                  ---------           ---------
        Total assets ...................................          $ 120,625           $ 137,737
                                                                  =========           =========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ..................................          $   6,195           $   6,190
     Other accrued liabilities .........................             19,701              24,749
     Current portion of obligations under capital leases                  1                   4
     Deferred revenue ..................................             36,859              39,970
                                                                  ---------           ---------
        Total current liabilities ......................             62,756              70,913
Obligations under capital leases and other liabilities .              6,250               5,878
Commitments and contingencies ..........................                 --                  --
Stockholders' equity:
     Common stock ......................................                 35                  35
     Additional paid-in capital ........................            124,647             123,671
     Treasury stock ....................................             (2,181)             (2,181)
     Note receivable from stockholder ..................                (16)                (55)
     Deferred compensation .............................               (175)               (157)
     Accumulated deficit ...............................            (67,795)            (58,287)
     Accumulated other comprehensive loss ..............             (2,896)             (2,080)
                                                                  ---------           ---------
        Total stockholders' equity .....................             51,619              60,946
                                                                  ---------           ---------
        Total liabilities and stockholders' equity .....          $ 120,625           $ 137,737
                                                                  =========           =========



                             See accompanying notes.

                            INDUS INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                 ---------------------------
                                                                   2002              2001
                                                                 --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..............................................          $ (9,508)          $ (6,409)
      Adjustments to reconcile net loss to net cash
       used in operating activities:
           Depreciation and amortization ..............             2,003              2,081
           Changes in operating assets and liabilities:
                Billed accounts receivable ............            12,971             14,525
                Unbilled accounts receivable ..........             5,326            (11,387)
                Other current assets ..................            (2,972)             1,739
                Other accrued liabilities .............            (4,678)            (4,558)
                Deferred revenue ......................            (3,112)            (1,229)
                Other operating assets and liabilities                102                 56
                                                                 --------           --------
Net cash provided by (used in) operating activities ...               132             (5,182)
                                                                 --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of marketable securities ..............            (3,387)           (23,310)
      Sales of marketable securities ..................             5,056             35,064
      Acquisitions of property and equipment, net .....              (805)              (314)
                                                                 --------           --------
Net cash provided by investing activities .............               864             11,440
                                                                 --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net repayment of capital leases .................                (2)               (28)
      Net proceeds from issuance of common stock ......               976                 29
                                                                 --------           --------
Net cash provided by financing activities .............               974                  1
                                                                 --------           --------

Effect of exchange rate differences on cash ...........              (809)            (1,262)

Net increase in cash and cash equivalents .............             1,161              4,997
Cash and cash equivalents at beginning of period ......            59,901             37,535
                                                                 --------           --------
Cash and cash equivalents at end of period ............          $ 61,062           $ 42,532
                                                                 ========           ========



                             See accompanying notes.

                            INDUS INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.       BUSINESS AND BASIS OF PRESENTATION

Indus International, Inc. (the "Company" or "Indus") develops, markets, implements and supports integrated Enterprise Asset Management ("EAM") and supply chain software and service products for capital-intensive industries worldwide. The Company's two principal software products are PassPort and EMPAC. The Company recently introduced a new software product, Indus InSite(TM), which is offered as a hosted product. These products are implemented by the Company's professional services organization and supported by its worldwide customer service organization. The Company derives its revenues primarily from software licensing fees, implementation and training services, maintenance fees and hosting services.

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

Historically, the Company has been focused on delivering PassPort and EMPAC products to industries that have very complex assets, such as utilities (turbines and repair trucks), oil and gas (drilling platforms and large refining facilities), defense (airplanes, ships and tanks), pulp and paper (paper machines), metals and mining (fabrication machinery and mines/production plants), and process (manufacturing). In March 2002 the Company launched Indus InSite(TM), a product designed for the collaborative asset management market that is accessible through the Internet. Indus InSite(TM) was developed using a pure JAVA 2 EE design, thereby ensuring compliance with Internet standards, and is designed to deliver collaborative asset management to the mid-tier market of industries with less complex assets. Indus InSite(TM) brings Indus EAM expertise to the mid-tier market of industries that need asset management functionality, but with higher collaborative capabilities and much lower cost points. These industries include facilities and property management, consumer packaged goods, health sciences, manufacturing, and education and government.

The Company was formed through the combination of The Indus Group, Inc., a California corporation, and TSW International, Inc., a Georgia corporation, in August 1997.


The accompanying unaudited condensed consolidated financial information has been prepared by management in accordance with generally accepted accounting principles for interim financial information and pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's ("SEC") rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position at March 31, 2002 and results of operations and cash flows for all periods presented have been made. The condensed, consolidated balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date. For the condensed consolidated statements of cash flow, the line item for changes in stockholder receivables of $39,000 for the three months ended March 31, 2002 was classified as cash flows from operating activities. There were zero changes in stockholders receivables for the three months ended March 31, 2001.

These condensed, consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2001 and are included in the Company's 2001 Annual Report on Form

                            INDUS INTERNATIONAL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (Unaudited)


10-K as filed with the Securities and Exchange Commission. The consolidated results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2002.

2.       COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), which includes net income (loss), plus foreign currency translation effects and unrealized gain (loss) on securities investments, amounted to ($10.3) million and ($7.7) million, for the three months ended March 31, 2002 and 2001, respectively.

3.       SIGNIFICANT CUSTOMERS

In the first quarter of 2001, the Company announced that the United Kingdom's Ministry of Defense ("MoD") had selected the Company as the application provider for the MoD's Defense Stores Management Solution ("DSMS") for logistics and asset management. The DSMS project represented 15.9% of the Company's revenues for the three months ended March 31, 2001. On January 2, 2002, the Company announced that the MoD had reduced the scope of its DSMS project due to budget constraints in its current fiscal year, which ended March 31, 2002. On January 24, 2002, the Company announced that it received notification that the MoD has suspended all current contractual work on this project, as it reviews its priorities against long-term resource availability. The MoD has not advised the Company when this review will be completed. The DSMS contract represented 0.8% of the Company's revenues for the three months ended March 31, 2002. The Company generated a $9.5 million net loss during the first quarter of 2002, due largely to the suspension of the MoD's DSMS project, including $3.4 million of related restructuring charges. Investors should read Note 4, Restructuring Expenses, for further discussion of the $3.4 million restructuring charge taken during the first quarter of 2002.

In the third quarter of 2001, the Company announced that Magnox Electric Plc ("Magnox") had selected the Company to provide work management and compliance system software for eight nuclear stations. The Company is providing a total business solution, including the PassPort product suite, implementation services, and five years of application hosting via Indus' web hosting services. Magnox is a wholly-owned subsidiary of British Nuclear Fuels Ltd ("BNFL"), operating BNFL's nuclear power stations. The project is scheduled to include site implementations through the second quarter of 2003. The Magnox contract represented 16.2% and 0% of the Company's revenues for the three months ended March 31, 2002 and 2001, respectively.

4.       RESTRUCTURING EXPENSES

The Company recorded restructuring costs of $2.1 million and $10.2 million in 2000 and 2001, respectively, in connection with the ongoing relocation of the Company's headquarters and certain administrative functions to Atlanta, Georgia, severance payments related to the elimination of 56 global positions, and charges representing lease termination costs for redundant San Francisco office space. This relocation was approved by the Board of Directors in July 2000 and includes costs of approximately $2.8 million for severance pay for employees affected, and approximately $9.5 million for lease termination costs associated with reducing leased space in San Francisco. Due to the excess capacity of available lease space in the San Francisco market, lease rates have declined from approximately $60 per square foot at the beginning of 2001 to the $28-$30 per square foot range, which is below the Company's actual lease cost of $45 per square foot. The San Francisco office leases expire May 31, 2008.

On March 21, 2002, the Board of Directors approved a formal restructuring plan that necessitated taking a restructuring charge of approximately $3.4 million in the first quarter of 2002, largely in connection with the suspension of the MoD's DSMS project and subsequent demobilization and reduction in workforce. The restructuring plan includes costs of approximately $947,000 for computer lease termination costs due to the suspension of the project, approximately $728,000 of severance payments related to the elimination of 81 global positions, and approximately $1.721 million for lease termination costs associated with closing the Company's Dallas office and reducing leased space in the Company's Pittsburgh office. Due to the excess capacity of available lease space in both the Dallas and Pittsburgh markets, current lease rates for both markets in the $15-$17 per square foot range are below the Company's actual lease costs of $25-$26 per square foot. The Pittsburgh lease expires September 30, 2005 and the Dallas lease expires December 31, 2005.

                            INDUS INTERNATIONAL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (Unaudited)



(In thousands)                                    Severance and
                                                  Related Costs    Equipment        Facilities           Total
                                                  -------------    ---------        ----------         --------
Balance at 12/31/01 .........................          $174          $  --           $ 7,332           $  7,506
                                                       ----          -----           -------           --------
  Payments in Q1 2002 .......................            --             (6)             (527)              (533)
                                                       ----          -----           -------           --------
  Net accruals in Q1 2002 ...................           649            953             1,721              3,323
                                                       ----          -----           -------           --------
Balance at 3/31/02 ..........................          $823          $ 947           $ 8,526           $ 10,296
                                                       ----          -----           -------           --------



In addition, approximately $0.1 million and $0.2 million of other costs related to restructuring were recorded directly to restructuring expense for the three months ended March 31, 2002 and 2001, respectively.

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

The Company has adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share" ("EPS"). SFAS No. 128 requires a dual presentation of basic and diluted EPS. The weighted average number of common shares outstanding for the three month period ended March 31, 2001 is presented below consistent with the three month period ended March 31, 2002. For the three month periods ending March 31, 2002 and 2001, the Company has not included shares of common stock issuable upon conversion of options and other convertible securities in the calculation of EPS as such inclusion would have an anti-dilutive effect. Approximately 9.4 million and 9.1 million common stock equivalents were outstanding at March 31, 2002 and 2001, respectively.

The computations of the weighted average number of shares outstanding for the quarters ended March 31, 2002 and 2001 are as follows (in thousands):

                                                      Three Months Ended
                                                          March 31,
                                                   ----------------------
                                                    2002             2001
                                                   ------          ------
Weighted average shares outstanding
  - used for basic ......................          35,359          34,699
                                                   ======          ======
Weighted average shares outstanding and
  dilutive equivalents - used for diluted          35,359          34,699
                                                   ======          ======



6.       RECENT ACCOUNTING PRONOUNCEMENTS

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

                            INDUS INTERNATIONAL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (Unaudited)


adopted SFAS No. 141 in the third quarter of 2001. The adoption of SFAS
141 did not have a significant impact on the Company's financial statements.

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is no longer subject to amortization; instead it will be subject to new impairment testing criteria. Other intangible assets will continue to be amortized over their estimated useful lives, although those with indefinite lives are not to be amortized but will be tested at least annually for impairment, using a lower of cost or fair value approach. The adoption of SFAS 142 did not have a significant impact on the Company's financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The adoption of SFAS 144 did not have a significant impact on the Company's financial statements.

7.       STOCK REPURCHASE

In July 1999, the Company's Board of Directors approved a stock repurchase program for up to 2,000,000 shares of the Company's outstanding common stock. The Company is authorized to use available cash to buy back its shares in open market transactions from time to time, subject to price and market conditions. As of March 31, 2002, the Company held as treasury stock 435,500 shares that had been repurchased under the program.

In April 2002, the Company entered into an agreement with Robert W. Felton, a founder of the Company and former Chief Executive Officer and Chairman of the Board of Directors. Under this agreement, the Company repurchased 500,000 shares of the Company's common stock from Mr. Felton at a price of $5.00 per share, for an aggregate purchase price of $2.5 million. As part of this agreement, Mr. Felton agreed not to transfer or enter into any agreement to transfer the remainder of his shares of the Company's common stock for a period of one-year.

8.       RESTRICTED CASH

Certain certificates of deposit, performance bonds, compensating balances and other accounts are considered restricted cash based upon the terms of the agreements. As of March 31, 2002, the Company had approximately $0.7 million of restricted cash. The Company currently has approximately $5.5 million of restricted cash at May 8, 2002.

During the first quarter of 2002, the Company generated a net loss of $9.5 million, due mainly to the suspension of the MoD's DSMS project. This loss during the first quarter of 2002 triggered a default of the profitability covenant within our revolving bank line of credit. This default required the Company to establish and maintain a restricted compensating balance, equal to all outstanding credit line and letter of credit usage, with the lender, California Bank & Trust. On April 1, 2002 the Company established a restricted, interest bearing, compensating balance account for $2.25 million, to support a standby letter of credit for the same amount, held by our San Francisco office landlord. No other usage of the line of credit is anticipated and the Company will maintain the restricted compensating balance without negatively impacting the operations of the business.

In addition, the Company has restricted cash of approximately $3.25 million at May 8, 2002, consisting of performance bonds invested in certificates of deposit and bank guarantees, as well as tax bonds. The largest of these is an 18-month,
1.75 million Pound Sterling (approximately $2.6 million at May 8, 2002) performance bond that was established in late-April 2002 for the Magnox project. The recoverability of these restricted investments is generally tied to specific performance criteria or tax obligations and they primarily have maturities of one to two years.

9.       LITIGATION

In June 2000, the Company was served with a demand for arbitration by William Grabske, the Company's former Chief Executive Officer. Mr. Grabske seeks enforcement of a purported Settlement Agreement and Mutual Release. The demand

                            INDUS INTERNATIONAL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (Unaudited)


seeks severance pay and reimbursement of expenses of approximately $1.0 million plus interest, options for approximately 200,000 shares of stock in the Company, and fees and costs. The Company intends to vigorously contest Mr. Grabske's demand and has asserted various counterclaims.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect management's current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of phrases and expressions such as "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "will" or other similar words or phrases. Forward-looking statements include, without limitation, statements related to: the Company's plans, objectives, expectations and intentions; the timing, availability and functionality of products under development or recently introduced; and market and general economic conditions. These forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. Important factors that might cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, those discussed in the section of this report entitled "Management's Discussion And Analysis Of Financial Condition And Results Of Operations - Factors Affecting Future Performance" beginning on page 18. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission ("SEC"), including the Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

We have identified the policies below as critical to the Company's business operations and the understanding of the Company's results of operations. For a detailed discussion on the application of these and other accounting policies, see the Notes to Consolidated Financial Statements, contained within the Company's 2001 Annual Report on Form 10-K, as filed with the SEC.

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

Accounts Receivable and Allowance for Doubtful Accounts:

Billed and unbilled accounts receivable comprise trade receivables that are credit based and do not require collateral. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability or failure of its customers to make required payments. The Company records a provision for uncollectible accounts on sales in the same period as the related revenues are recorded. These estimates are based upon historical collection patterns. If the historical data the Company uses to calculate these estimates does not properly reflect future collections, revenue could be overstated. On an ongoing basis, the Company also evaluates the collectibility of accounts receivable based upon historical collections and an assessment of the collectibility of specific accounts. The Company evaluates the collectibility of specific accounts using a combination of factors, including the age of the outstanding balance(s), evaluation of the account's financial condition and credit scores, recent payment history, and discussions with the Company's account executive for the specific customer and with the customer directly. Based upon this evaluation of the collectibility of accounts receivable, any increase or decrease required in the allowance for doubtful accounts is reflected in the period in which the evaluation indicates that a change is necessary. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance amounted to $3.7 million and $5.7 million as of March 31, 2002 and December 31, 2001, respectively.

The Company generates a significant portion of revenues and corresponding accounts receivable from sales to the utility industry. As of March 31, 2002, approximately $9.1 million of our accounts receivable were attributable to software license fees and support and services sales to utility customers. In determining the Company's allowance for doubtful accounts, we have considered the utility industry's financial condition, as well as the financial condition of individual utility customers. We do not foresee collectibility issues related to the utility industry in general, except for specific customers for which the Company has specifically reserved for potential uncollectibility.

The Company generated 16.2% of its revenues during the quarter ended March 31, 2002 from a single customer, Magnox, in the United Kingdom. As of March 31, 2002, approximately $1.3 million of the Company's accounts receivable were attributable to this customer. The Company does not anticipate accounts receivable collectibility issues related to this customer.

The Company generates a significant portion of its revenues and corresponding accounts receivable through sales denominated in currencies other than the U.S. Dollar. As of March 31, 2002, approximately $10.3 million of the Company's gross billed accounts receivable were denominated in foreign currencies, of which approximately $8.0 million were denominated in Pound Sterling (UK). Historically, the foreign currency gains and losses on these receivables have not been significant, and the Company has determined that foreign currency derivative products are not required to hedge the Company's exposure. If there were a significant decline in the Pound Sterling (UK) exchange rate, the U.S. Dollar equivalents received from our customers could be significantly less than the reported amount. A decline in the exchange rate of the Pound Sterling (UK) to the U.S. Dollar of 10% from the rate as of March 31, 2002 would result in an exchange loss of approximately $0.8 million.

Deferred Tax Assets:

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

Property and Equipment:

Property, equipment and software purchased for internal use is capitalized and depreciated/amortized over estimated useful lives. Reviews are performed, evaluating impairment and technological obsolescence, and any decision to reduce a capital asset's carrying value would be recorded during the period such a determination was made. No material capital asset write-downs have occurred during the first quarter of 2002 and none are currently anticipated for the capital assets currently existing on the consolidated balance sheet. The Company expenses, as incurred, the cost for development of new software products and substantial enhancements to existing software products. Following SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, internal costs incurred subsequent to the establishment of technological feasibility have not been estimated as significant and all internal software development costs have been charged to research and development in the consolidated statement of operations. The Company has incurred significant overall research and development costs, which amounted to $12.7 million or 39% of total revenues during the first quarter of 2002 and $135 million or 27% of total revenues during the past three fiscal years, and anticipates continuing to fund research and development activities as necessary in the future. If the Company does not accurately estimate the internal software development costs incurred or correctly evaluate establishment of technological feasibility, then a material amount of costs currently recorded as research and development expense could be capitalized on the balance sheet and amortized over future periods to match against anticipated revenue recognition.

Investments:

The Company attempts to maximize total investment returns while maintaining a conservative investment policy that emphasizes preservation of principal through high credit quality requirements (A1/P1, MIG 1 A or better, AA or better) and maintenance of liquidity with maximum effective maturity of any single issue not to exceed two years. The Company currently classifies all marketable securities as available-for-sale investments and carries them at fair market value. At March 31, 2002 and December 31, 2001, the gross amortized cost of the Company's investments approximated the estimated fair value. Given that the Company's investment policy and guidelines restrict investments to non-volatile government, agency, and select money market instruments, the Company believes there is a remote probability that there will be potential impairment on the current existing investments.

Accrued Liabilities:

The Company records accrued liabilities based upon valid, measurable, approved purchases, commitments and obligations, with definitive receipt of goods or services and known timing. Most of the liabilities accrued are supported by specific invoices or contracts. For internal commission and bonus amounts, these are payable in the quarter subsequent to when they are earned, necessitating the use of management estimates to record quarter-end and year-end accrual amounts. The total accrued balance for internal commissions and bonuses was $0.9 million and $3.9 million for the periods ending March 31, 2002 and December 31, 2001, respectively. If the Company does not accurately estimate these commission and bonus amounts or if there is a change in the commission or bonus plans, the resultant adjustment could impact the Company's reported gross profit and operating margins.

Restructuring:

At March 31, 2002, the Company had a balance in accrued liabilities of approximately $10.3 million related to restructuring charges. Approximately $8.5 million of the restructuring liabilities represent lease termination costs for redundant San Francisco office space, due to the relocation of the Company's headquarters and certain administrative functions to Atlanta, Georgia, in 2000 and 2001, as well as lease termination costs associated with closing the Company's Dallas office and reducing leased space in the Company's Pittsburgh office, largely due to the suspension of the MoD's DSMS project and subsequent demobilization and reduction in workforce. In addition, approximately $1.0 million of the restructuring liabilities represent computer lease termination costs due to the suspension of the DSMS project and approximately $0.8 million represent severance payments related to the elimination of positions. The Company could incur future charges or credits, in the event that the underlying assumptions used to develop the Company's estimates of excess lease costs, such as the timing and the amount of any sublease income, change.

Currently, the Company has sublease arrangements for two of the five redundant San Francisco office floors. The Company estimates that two more floors will come under sublease arrangements in 2002 and the final floor will come under sublease arrangement in 2003. The two floors currently under subleases are projected to generate approximately $3.2 million in sublease income from 2002 through 2008. The Company estimates that sublease arrangements for all five floors could generate approximately $9.7 million of sublease income from 2002 through 2008. If the Company is unable to sublease the additional three floors, the shortfall of $6.5 million of estimated sublease income will generate charges against the Company's income from 2002 through 2008, with the 2002 charge being approximately $500,000. Conversely, the Company could generate higher than estimated sublease income from 2002 through 2008, from faster signing of arrangements on those floors currently not under sublease and/or from higher than estimated sublease rental rates. Any increase or decrease required would be reflected in the period in which the evaluation indicates that a change is necessary.

Currently, the Company has no sublease arrangements for the redundant Dallas and Pittsburgh office space. The Company estimates that the Dallas office space will come under sublease arrangements in January 2003 and the Pittsburgh office space will come under sublease arrangements in April 2003. The Company estimates that sublease arrangements for all of the Dallas and Pittsburgh office space could generate approximately $1.3 million of sublease income from 2003 through 2005. If the Company is unable to sublease the office space, the shortfall of $1.3 million of estimated sublease income will generate charges against the Company's income from 2003 through 2005. Conversely, the Company could generate higher than estimated sublease income from 2003 through 2005, from faster signing of sublease and/or from higher than estimated sublease rental rates. Any increase or decrease required would be reflected in the period in which the evaluation indicates that a change is necessary.

Debt Covenants:

The Company has an unsecured revolving bank line of credit in the amount of $15.0 million, which expires on May 31, 2003. As of March 31, 2002, the only use of this line of credit was a $2.25 million standby letter of credit. The line of credit contains certain affirmative and negative covenants. Investors should review the Company's Annual Report, filed with the SEC on Form 10-K for the fiscal year ended December 31, 2001, exhibit items 10.15 and 10.16 for copies of the recent bank line of credit amendments.

The Company generated a $9.5 million net loss during the first quarter of 2002, due primarily to the suspension of the MoD's DSMS project and $3.4 million of related restructuring charges taken during the first quarter of 2002. The loss during the first quarter of 2002 triggered a default of the profitability covenant within the bank line of credit. This default required the Company to maintain a compensating balance, equal to all outstanding credit line and letter of credit usage, with the lender. Other than the existing $2.25 million standby letter of credit, no other usage of the line of credit is anticipated and the Company has been able to fund the compensating balances without negatively impacting the operations of the business.

The Company also believes that the lender will provide us with a waiver if we maintain the required compensating balance; however, our expectations of future operating results and continued compliance with our debt covenants cannot be assured and the lender's actions are not controllable by the Company. If the lender does not provide us with a waiver and our line of credit is placed in default, we believe we would not experience a material adverse impact on our reported financial position and results of operations because we are not in reliance of the line of credit, except for our $2.25 million standby letter of credit.

Litigation and Contingencies:

The Company has been notified that it is a defendant in a number of legal proceedings associated with employment and other matters. Except as disclosed in
Item 1 of Part II of this Form 10-Q, the Company does not believe that it is a party to any legal proceedings that will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions related to these proceedings.

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

CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of total revenues represented by certain line items in the Company's consolidated statements of operations:

                          Percentage of Total Revenues

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                            -----------------------
                                                             2002             2001
                                                            ------           ------
                                                            ACTUAL           ACTUAL
                                                            ------           ------
REVENUES:
    Software license fees ........................           13.6%            11.8%
    Services, maintenance and other ..............           86.4%            88.2%
                                                            -----            -----
        Total Revenues ...........................          100.0%           100.0%
Cost of revenues .................................           48.7%            49.6%
                                                            -----            -----
Gross margin .....................................           51.3%            50.4%
                                                            -----            -----
OPERATING EXPENSES:
     Research and development ....................           39.2%            28.3%
     Sales and marketing .........................           23.3%            19.9%
     General and administrative ..................            9.0%            12.9%
     Restructuring expenses ......................           10.5%             5.2%
                                                            -----            -----
       Total operating expenses ..................           82.0%            66.3%
                                                            -----            -----
Loss from operations .............................          (30.7%)          (15.9%)
Interest and other income ........................            1.4%             1.5%
                                                            -----            -----
Loss before income taxes .........................          (29.3%)          (14.4%)
Provision for income taxes .......................            0.0%             0.7%
                                                            -----            -----
Net loss .........................................          (29.3%)          (15.1%)
                                                            =====            =====


Revenues. The Company's revenues are derived from software licensing fees and from professional services, which include implementation and training services, customer funded development, support fees and hosting fees. During the three months ended March 31, 2002, total revenues decreased 23% to $32.4 million, as compared to $42.2 million in the same period of 2001.

Revenues from software licensing fees were 14% and 12% of total revenues for the three months ended March 31, 2002 and 2001, respectively. Revenues from software licensing fees decreased 12% to $4.4 million in the quarter ended March 31, 2002 from $5.0 million for the same period of 2001. The decline in license fees is a result of weakness in capital spending in the primary vertical markets served by the Company, which include utilities, defense, pulp and paper, mining and metals, and oil and gas.

Revenues from support and services were 86% and 88% of total revenues for the three months ended March 31, 2002 and 2001, respectively. Revenues from support and services decreased by 25% to $28.0 million in the three months ended March 31, 2002 from $37.4 million in the same period of 2001. This decrease is attributable to the suspension of the MoD's DSMS project, which was previously announced in January 2002.

From a geographic perspective, during the three months ended March 31, 2002, 70% of revenues were generated in North America, 27% of revenues were generated in EMEA (Europe, Middle East and Africa), and the remaining 3% were generated in APAC (Asia and the Pacific Rim). During the three months ended March 31, 2001, 65% of revenues were generated in North America, 30% in EMEA and 5% in APAC. As most of the Company's contracts, for the three months ending March 31, 2002 and 2001, are denominated in U.S. dollars, foreign currency fluctuations have not significantly impacted the Company's results of operations.

Revenues from the Magnox contract represented 16.2% and 0% of the Company's revenues for the three months ended March 31, 2002 and 2001, respectively.

The Company had total deferred revenue of $36.9 million at March 31, 2002 and $40.0 million as of December 31, 2001. The Company had deferred licensing revenue in the amount of $18.8 million at March 31, 2002 and $21.1 million at December 31, 2001. The decrease in deferred licensing revenue reflects lower first quarter 2002 new licensing contracts.

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

The cost of licensing revenue was $0.1 million and $0.6 million for the three month periods ended March 31, 2002 and 2001, respectively. Gross margins on licensing fees were 97% and 89% during the three months ended March 31, 2002 and 2001, respectively. The improved margin is a result of the product mix where license fees recognized in 2002 were less dependent on third party products than license fees recognized in 2001.

The cost of support and services was $15.7 million and $20.5 million for the three month periods ended March 31, 2002 and 2001, respectively. Gross margins on support and services were 44% and 45% during the three months ended March 31, 2002 and 2001, respectively. The decrease in margin was a result of lower professional services utilization with the demobilization of resources during the first quarter of 2002, due primarily to the suspension of the MoD's DSMS project.

Total gross margin as a percentage of revenues increased to 51% for the three months ended March 31, 2002 from 50% for the same period in 2001. The increase in overall gross margins is a result of a higher mix of license revenues to total revenues and higher licensing gross margin.

Research and Development. Research and development expenses consist primarily of personnel and related costs; computer processing costs and third party consultant fees directly attributable to the development of new software application products and enhancements to existing products.

Research and development expenses increased 6% to $12.7 million in the three months ended March 31, 2002 from $12.0 million in the same period of 2001. The increase in research and development expenses is due to reduced customer funding of development, resulting from the suspension of the MoD's DSMS project.

As a percentage of total revenues, research and development expenses were 39% and 28% for the three months ended March 31, 2002 and 2001, respectively.

To date, the Company has expensed all software development costs as incurred.

Sales and Marketing. Sales and marketing expenses include personnel costs, sales commissions, and the costs of advertising, public relations, and participation in industry conferences and trade shows.

Sales and marketing expenses decreased 10% to $7.6 million in the three months ended March 31, 2002 from $8.4 million in the same period of 2001. The decrease in sales and marketing expenses from the prior year was related to a continuing review and rationalization of ongoing sales and marketing investments in the Company's core vertical and geographic markets, partially offset by increased promotion related to the March 2002 launch of the new Indus InSite(TM) product. As a percentage of total revenues, sales and marketing expenses were 23% and 20% for the three months ended March 31, 2002 and 2001, respectively.

General and Administrative. General and administrative expenses include the costs of finance, human resources and administrative operations.

General and administrative expenses decreased 47% to $2.9 million in the three months ended March 31, 2002 from $5.5 million in the same period of 2001. The reduction in general and administrative expenses is a result of lower salaries and benefits from reduced headcount and lower lease costs due to the elimination of redundant space in the Company's San Francisco office, (see Restructuring Expenses below). As a percentage of total revenues, general and administrative expenses were 9% and 13% for the three months ended March 31, 2002 and 2001, respectively.

Restructuring Expenses. The $3.4 million of restructuring charges for the three months ended March 31, 2002 are largely related to the suspension of the MoD's DSMS project and subsequent demobilization and reduction in workforce. The $2.2 million of restructuring charges for the three months ended March 31, 2001 relate to the relocation of certain administrative functions from San Francisco to Atlanta. The $3.4 million of 2002 restructuring expenses include costs of approximately $947,000 for computer lease termination costs due to the suspension of the DSMS project, approximately $728,000 of severance payments related to the elimination of 81 global positions, and approximately $1.721 million for lease termination costs associated with closing the Company's Dallas office and reducing leased space in the Company's Pittsburgh office. Due to the excess capacity of available lease space in both the Dallas and Pittsburgh markets, current lease rates for both markets in the $15-$17 per square foot range are below the Company's actual lease costs of $25-$26 per square foot. The Pittsburgh lease expires September 30, 2005 and the Dallas lease expires December 31, 2005.

Approximately $0.1 million of other costs related to the restructuring were recorded directly to restructuring expense for the three months ended March 31, 2002.

The Company does not anticipate taking any significant further restructuring charges relating to the suspension of the MoD DSMS project. The Company could incur future charges or credits, in the event that the underlying assumptions used to develop the Company's estimates of excess lease costs, such as the timing and the amount of any sublease income, change.

Interest and Other Income. Interest and other income is primarily generated from the Company's investments in marketable securities and interest-bearing cash and cash equivalents. Interest and other income decreased 30% or $192,000 over the quarter ended March 31, 2002 versus 2001. This decrease is a result of a lower interest rate environment.

Provision (benefit) for Income Taxes. The provision for income taxes of $2,000 and $286,000 and for the quarters ended March 31, 2002 and 2001, respectively, include federal, state and foreign income taxes. The Company's effective tax rate was (0.0%) and (4.7%) for the three months ended March 31, 2002 and 2001 respectively. The income tax provision for the first quarter of 2001 is attributable to income generated in the United Kingdom where tax loss carry forwards are insufficient to offset the income generated. For U.S. Federal income tax purposes, the Company entered 2002 with a $20.2 million net operating loss carry forward which, subject to certain limitations, may be used to offset against future income through 2020.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, the Company's principal sources of liquidity consisted of approximately $61.2 million in cash and cash equivalents, and $1.8 million in marketable securities. The revolving credit facility for $15 million expires on May 31, 2003. Borrowings under the line of credit bear interest at the prime rate or LIBOR rate plus 1.00%. There were $2.25 million in standby letters of credit outstanding on this line of credit as of March 31, 2002.

During the first quarter of 2002, the Company generated a net loss of $9.5 million, due mainly to the suspension of the MoD's DSMS project as well as a slow down in capital spending in the vertical markets that the Company serves. This loss during the first quarter of 2002 triggered a default of the profitability covenant within our revolving bank line of credit. This default required the Company to establish and maintain a restricted compensating balance, equal to all outstanding credit line and letter of credit usage, with the lender, California Bank & Trust. On April 1, 2002 we established a restricted, interest bearing, compensating balance account for $2.25 million, to support a standby letter of credit for the same amount, held by our San Francisco office landlord. No other usage of the line of credit is anticipated and the Company will maintain the restricted compensating balance without negatively impacting the operations of the business.

In addition, the Company has restricted cash of approximately $0.7 million at March 31, 2002 and $5.5 million at May 8, 2002, consisting of performance bonds invested in certificates of deposit, interest bearing compensating balance accounts, bank guarantees and tax bonds. The recoverability of these restricted investments is generally tied to specific performance criteria or tax obligations and they primarily have maturities of one to two years.

Cash generated from operations was $0.1 million for the three months ended March 31, 2002. $18.3 million of cash generated from accounts receivable changes, primarily from improved collections, offset the cash used to finance the Company's $9.5 million net loss for the period and other working capital usage.

Cash generated from investing activities was $0.9 million for the three months ended March 31, 2002. The Company generated net cash of $1.7 million for the sales/purchases of marketable securities. Capital expenditures were $0.8 million for the three months ended March 31, 2002 and were made primarily to support the Company's internal information systems.

Cash generated from financing activities was $1.0 million for the three months ended March 31, 2002, that was primarily generated from the exercise of employee stock options.

As of March 31, 2002, the Company's primary commitments are its leased office space in Atlanta, San Francisco and Woking, England. The Company leases its office space under non-cancelable lease agreements that expire at various times through 2012.

The Company believes that its existing cash, cash equivalents and marketable securities, together with anticipated cash flows from operations will be sufficient to meet its cash requirements for at least the next 12 months.

                      FACTORS AFFECTING FUTURE PERFORMANCE

The Company's Operating Results May Fluctuate Significantly from
Quarter-to-Quarter.

The Company's operating results have fluctuated in the past, and the Company's results may fluctuate significantly in the future. Prior to the third quarter of 2001, the Company had generated net operating losses for the seven prior quarters, starting with a $6.8 million loss in the fourth quarter of 1999, increasing to a $20.2 million loss in the second quarter of 2000, and decreasing subsequently to a $6.7 million loss in the second quarter of 2001. Although the Company was profitable in the third and fourth quarters of 2001, the Company generated an operating loss of $9.5 million in the first quarter of 2002, does not expect to be profitable in the second and third quarters of 2002, and may not be profitable in future quarters. Operating results of the Company may fluctuate from quarter to quarter, depending on a number of factors, including:

-        the relatively long sales cycles for its products;

-        delays or deferral in the completion of product implementation;

-        the variable size and timing of individual license transactions;

-        changes in demand for its products and services;

- market acceptance of new products, including Indus InSite(TM)and any next generation product offerings;

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

- the Company's success in, and costs associated with, developing, introducing and marketing new products, including the necessary software and technology for Indus InSite(TM), its eBusiness offerings and its next generation product initiatives;

-        product life cycles;

- changes in the proportion of revenues attributable to licensing fees versus services;

-        changes in the level of operating expenses;

-        delay or deferral of customer implementations of their software;

-        software defects and other product quality problems;

- successful completion of customer funded development and implementation projects;

-        success in expanding sales and marketing programs;

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

Market Acceptance of Indus InSite(TM) and other New Products

In March 2002, the Company launched its hosted, Internet-based EAM product, Indus InSite(TM). There can be no assurance that any of the Company's new products, including Indus InSite(TM), its e-initiatives, and web-based offerings, will be sold successfully or that they can achieve market acceptance. The Company's future success with Indus InSite(TM) and other next generation product offerings will depend on its ability to accurately determine the functionality and features required by its customers, as well as the ability to enhance its products and deliver them in a timely manner. The Internet market is an emerging market that may undergo rapid technological change. The Company cannot predict the present and future size of the potential market for Indus InSite(TM) and its e-initiatives. The Company may incur substantial costs to enhance and modify its products and services in order to meet the demands of this potential market.

Risk Associated with Magnox Electric Plc ("Magnox") Implementation and Indus Hosting

In the third quarter of 2001, the Company announced that Magnox Electric Plc ("Magnox") had selected the Company to provide work management and compliance system software for eight nuclear stations. The Company is providing a total business solution, including the PassPort product suite, implementation services, and five years of application hosting via Indus' web hosting services. Magnox is a wholly owned subsidiary of British Nuclear Fuels Ltd ("BNFL"), operating BNFL's nuclear power stations. The project is scheduled to include site implementations through the second quarter of 2003. The Magnox contract represented 16.2% of the Company's revenues for the three months ended March 31, 2002. Due to the size of this project, problems with the successful and timely completion of the implementation and/or Indus web hosting, or the cancellation of the contract for any reason may have a material effect on the future financial results of the Company.

Risk Associated with the United Kingdom's Ministry of Defense ("MoD") Agreement

On January 2, 2002, the Company announced that the MoD had reduced the scope of its DSMS project due to budget constraints in its current fiscal year, which ended March 31, 2002. On January 24, 2002, the Company announced that it received notification that the MoD has suspended all current contractual work on this project, as it reviews its priorities against long-term resource availability. The MoD has not advised the Company when this review will be completed. The DSMS contract represented 23.3% of the Company's revenues for the twelve months ended December 31, 2001. The Company generated a $9.5 million net loss during the first quarter of 2002, due largely to the suspension of the MoD's DSMS project, including $3.4 million of related restructuring charges. The Company cannot assure investors that the DSMS project will be resumed, or if it is resumed what the scope of work will be involved. Moreover, the Company has demobilized resources that were working on the DSMS project and in the event that the DSMS project is resumed, there can be no assurance that the Company will be able to remobilize its resources in a timely and efficient manner. The Company expects to incur operating losses during the next two quarters at a minimum, largely as a result of the suspension of the DSMS project.

Indus InSite(TM) Subscription Revenue Model

Indus InSite(TM) is a hosted product, which was launched in March 2002. Initially, the Company plans to sell this product through subscription agreements under which customers will pay a relatively low monthly or annual fee for the right to use the Indus InSite(TM) services. The Indus InSite(TM) service offering is delivered via software products that are hosted by the Company and accessed by its customers via the Internet, leased lines, a virtual private network, or other communications methods offered by the Company. As a result, customers will not need to create or maintain an extensive internal information system to support the product, and the customer's cost to discontinue their subscriptions, not renew at the end of the term, or to switch to other products, would be lower than purchasing a license for a fee, as under the traditional license fee-based revenue model. Moreover, the Company does not have extensive experience in hosting applications, and the hosting industry is relatively young. If the Company does not accurately predict the volume of traffic, or if the Company encounters technical difficulties with the Indus InSite(TM) software, or its third-party hosting service providers, the Company may experience slower response times or other problems with the service. Any delays in response times or other performance problems could result in customers discontinuing their use of the service or not renewing at the end of the term. If a significant number of customers discontinue their subscriptions, or choose not to renew them, it could have material adverse impact on the Company's future revenue, and on the Company's overall results of operations.

Market acceptance of Indus InSite(TM) depends, in part, on the continued acceptance of the Internet for business transactions.

The development of the Internet as a medium for business transactions, and asset management in particular, is in a relatively formative stage. As Indus continues to develop and market Indus InSite(TM) and other Internet-based products, the success of those products will depend on the continued use and development of the Internet as a tool for the transaction of business, and asset management in particular. Indus cannot assure investors that the infrastructure or complementary services necessary to maintain the Internet will be developed or maintained. If the Internet fails as a medium for business transactions, and asset management in particular, it would have a material adverse affect on the market acceptance of Indus InSite(TM) and other Internet-based products we develop.

Security risks and concerns may deter the use of the Internet, which could adversely affect the market acceptance of Indus InSite(TM).

A significant barrier to the adoption and success of Internet-based products like Indus InSite(TM) is the secure transmission of confidential information over public networks. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of security systems. If any well-publicized compromises of security were to occur, it could have the effect of substantially reducing the use of the Internet for commerce and communications. Anyone who circumvents the security measures for Indus InSite(TM) could misappropriate proprietary information or cause interruptions in the services Indus provides through Indus InSite(TM) and its other Internet-based products. The Internet is a public network, and data is sent over this network from many sources. In the past, computer viruses, software programs that disable or impair computers, have been distributed and have rapidly spread over the Internet. Computer viruses could be introduced into the Indus InSite(TM) system or those of the Company's customers or suppliers, which could disrupt Indus InSite(TM) or make it inaccessible to customers. Indus may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. To the extent that the Company's activities may involve the storage and transmission of proprietary information, security breaches could expose the Company to a risk of loss or litigation and possible liability. The Company's security measures may be inadequate to prevent security breaches, and the adoption of Indus InSite(TM) and the Company's business in general would be materially harmed if we do not prevent them.

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

Changes in Management

The Company has had significant turnover at the executive management level from 2000 through early 2002, including the appointment of a new Chairman of the Board in December 2001 and a new Chief Financial Officer in April 2002. The current executive management team has only recently begun to work together, and they may be unable to integrate and work effectively as a team. There can be no assurance that the Company will be able to motivate and retain the current executive management team or that they will be able to work together effectively. If the Company loses any members of its executive management team or they are unable to work together effectively, the Company's business, operations and financial results could be adversely affected.

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

In addition, the Company underwent two reductions in force during the first quarter of 2002, largely in response to the suspension of the DSMS project by the MoD and general weakness in capital expenditures in the industries that the Company serves. The Company may not be able to rehire these people, or hire other qualified personnel, if the DSMS project is resumed or when general economic conditions improve, which could adversely affect the Company's future operating results.

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

Risks Related to Restructuring

During 2000 and 2001, the Company restructured some of its operations by, among other things, relocating its corporate headquarters and administrative functions to Atlanta, Georgia from San Francisco, California. In March 2002, the Board of Directors approved a formal restructuring plan that necessitated taking a $3.4 million restructuring charge in the first quarter of 2002, largely in connection with the suspension of the DSMS project by the MoD. These types of restructurings have operational risks, including reduced productivity and lack of focus as the Company hires, terminates and assimilates a substantial number of new employees. In addition, there can be no assurance that the Company will achieve the anticipated cost savings from these restructurings and any failure to achieve the anticipated cost savings could cause the Company's financial results to fall short of expectations. Moreover, the Company has taken charges for restructuring expenses, including an $8.0 million charge in the second quarter of 2001 and a $3.4 million charge in the first quarter or 2002, and there can be no assurance that additional charges for restructuring expenses will not be taken in future quarters. Significant future restructuring charges could cause financial results to be unfavorable.

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

-        cost of ongoing maintenance; and

- time-to-market with, market acceptance of, enhancements to functionality of, new services and new products, including Indus InSite(TM).

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

Risks Related to Growth of International Operations

International revenues (from sales outside the United States) accounted for approximately 32%, 31% and 41% of total revenues in 1999, 2000 and 2001. During the quarter ending March 31, 2002, international revenues accounted for approximately 30% of total revenues. The Company maintains an operational presence in the United Kingdom, Canada, Australia, France and Japan. In addition, the Company has established sales and support offices in England, France, Canada, Australia and Japan, and expects international sales to continue to become a more significant component of its business. However, there can be no assurance that the Company will be able to maintain or increase international market demand for its products. In addition, international expansion may require the Company to establish additional foreign operations and hire additional personnel. This may require significant management attention and financial resources and could adversely affect the Company's operating margin. To the extent the Company is unable to expand foreign operations in a timely manner, its growth, if any, in international sales will be limited, and its business, operating results and financial condition could be materially and adversely affected.

Risks Related to Foreign Exchange Rate Fluctuations

At March 31, 2002, a significant portion of the Company's cash was held in Pound Sterling (UK). In the future, the Company may need to exchange some of the cash held in Pound Sterling (UK), or other foreign currencies, to U.S. Dollars. The Company does not engage in hedging transactions, and an unfavorable foreign exchange rate at the time of conversion to U.S. Dollars would adversely affect the net fair value of the foreign denominated cash upon conversion.

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

Risks Associated with Bank Line of Credit

The Company generated a $9.5 million net loss during the first quarter of 2002, due primarily to the suspension of the MoD's DSMS project and related restructuring charges. This loss during the first quarter of 2002 triggered a default of the profitability covenant within the Company's bank line of credit. As a result of this default, the Company is required to maintain a compensating balance, equal to all outstanding credit line and letter of credit usage, with the lender. Other than a continuing $2.25 million standby letter of credit, no other usage of the line of credit is anticipated and the Company has funded the compensating balance without negatively impacting the operations of the business. The Company also believes that the lender will provide us with a waiver if we maintain the required compensating balance; however, our expectations of future operating results and continued compliance with our debt covenants cannot be assured and the lender's actions are not controlled by the Company. If the lender does provide a waiver and the Company's line of credit is placed in default, the Company believes it would not experience a material adverse impact on its reported financial position and results of operations because it is not in reliance of the line of credit, except for our $2.25 million standby letter of credit. If the Company cannot return to profitability it may be in default under its line of credit.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company's cash flow can be exposed to market risks primarily in the form of changes in interest rates in its short-term borrowings available under its revolving bank line of credit as well as its investments in certain available-for-sale securities. The Company's cash management and investment policies restrict investments to highly liquid, low risk debt instruments. The Company currently does not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move (decrease in) interest rates along the entire interest rate yield curve would adversely affect the net fair value of all interest sensitive financial instruments by approximately $0.6 million at March 31, 2002.

We provide our services to customers primarily in the United States and, to some extent, in Europe, Asia Pacific and elsewhere throughout the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Sales are primarily made in U.S. Dollars; however, as we continue to expand our operations, more of our contracts may be denominated in Australian Dollars, Pound Sterling (UK), Euros and Japanese Yen. A strengthening of the U.S. Dollar could make our products less competitive in foreign markets. A hypothetical 5% unfavorable foreign currency exchange move versus the U.S. Dollar, across all foreign currencies, would adversely affect the net fair value of foreign denominated cash, cash equivalent and investment financial instruments by approximately $2.2 million at March 31, 2002.

PART II: OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In June 2000, the Company was served with a demand for arbitration by William Grabske, the Company's former Chief Executive Officer. Mr. Grabske seeks enforcement of a purported Settlement Agreement and Mutual Release. The demand seeks severance pay and reimbursement of expenses of approximately $1.0 million plus interest, options for approximately 200,000 shares of stock in the Company, and fees and costs. The Company intends to vigorously contest Mr. Grabske's demand and has asserted various counterclaims.

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

         None.



ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         The Company did not file any Reports on Form 8-K during the quarter ended March 31, 2002.

         The following exhibits are filed herewith or incorporated by reference.


EXHIBIT
NUMBER                                       DESCRIPTION
------                                       -----------
 10.1             Employment Agreement dated April 1, 2002 between the Company and Jeffrey A. Babka.

 10.2             Letter Agreement dated April 10, 2002 between the Company and
                  Robert Felton.

 10.3             Amendment to the Indus International, Inc. 1997 Director
                  Option Plan.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                   INDUS INTERNATIONAL, INC.
                                      (Registrant)




Date:  May 15, 2002
                                   /s/ Jeffrey A. Babka
                                   -----------------------------------------
                                   Jeffrey A. Babka
                                   Executive Vice President Finance and
                                   Administration and Chief Financial Officer
                                   Principal Financial & Accounting Officer

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                                       DESCRIPTION
------                                       -----------
10.1              Employment Agreement dated April 1, 2002 between the Company and Jeffrey A. Babka.

10.2              Letter Agreement dated April 10, 2002 between the Company and
                  Robert Felton.

10.3              Amendment to the Indus International, Inc. 1997 Director
                  Option Plan.
