Form 10-Q
period 2002-06-30
INDUS INTERNATIONAL INC
filed 2002-08-14
CIK 1041333

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

                                       or

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

As of August 9, 2002, the Registrant had outstanding 35,175,023 shares of Common Stock, $.001 par value.


================================================================================

                                TABLE OF CONTENTS


                       PART I: FINANCIAL INFORMATION

                                                                                                                 PAGE
                                                                                                                 ----
Item     1.       Financial Statements (Unaudited):
                  Condensed Consolidated Statements of Operations - three and six months ended
                      June 30, 2002 and 2001.................... .................................................3
                  Condensed Consolidated Balance Sheets - June 30, 2002 and December 31, 2001.....................4
                  Condensed Consolidated Statements of Cash Flows - six months ended
                      June 30, 2002 and 2001......................................................................5
                  Notes to Condensed Consolidated Financial Statements............................................6
Item     2.       Management's Discussion and Analysis of Financial Condition and Results of Operations..........11
Item     3.       Quantitative and Qualitative Disclosures About Market Risks....................................27

                           PART II: OTHER INFORMATION

Item     1.       Legal Proceedings..............................................................................28
Item     2.       Changes in Securities and Use of Proceeds......................................................28
Item     3.       Defaults Upon Senior Securities................................................................28
Item     4.       Submission of Matters to a Vote of Security Holders............................................28
Item     5.       Other Information..............................................................................29
Item     6.       Exhibits and Reports on Form 8-K...............................................................29


                  Signatures.....................................................................................30

                          PART I: FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                            INDUS INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)

                                   (Unaudited)

                                                         THREE MONTHS ENDED               SIX MONTHS ENDED
                                                              JUNE 30,                          JUNE 30,
                                                     -------------------------         -------------------------
                                                       2002             2001             2002             2001
                                                     --------         --------         --------         --------
REVENUES:
    Software license fees ...................        $  4,310         $  1,335         $  8,539         $  6,350
    Services, maintenance and other .........          26,722           41,800           54,935           79,162
                                                     --------         --------         --------         --------
        Total revenues ......................          31,032           43,135           63,474           85,512
Cost of revenues ............................          16,475           20,424           32,275           41,456
                                                     --------         --------         --------         --------
Gross margin ................................          14,557           22,711           31,199           44,056
                                                     --------         --------         --------         --------
OPERATING EXPENSES:
     Research and development ...............          12,273           11,810           24,981           23,804
     Sales and marketing ....................           7,517            6,849           15,081           15,263
     General and administrative .............           6,309            4,180            8,984            9,682
     Restructuring expenses .................           4,029            7,973            7,425           10,169
                                                     --------         --------         --------         --------
       Total operating expenses .............          30,128           30,812           56,471           58,918
                                                     --------         --------         --------         --------
Loss from operations ........................         (15,571)          (8,101)         (25,272)         (14,862)
Interest and other income ...................             802              739              996            1,377
                                                     --------         --------         --------         --------
Loss before income taxes ....................         (14,769)          (7,362)         (24,276)         (13,485)
Provision (benefit) for income taxes ........             300             (666)             302             (380)
                                                     --------         --------         --------         --------
Net loss ....................................        $(15,069)        $ (6,696)        $(24,578)        $(13,105)
                                                     ========         ========         ========         ========

NET LOSS PER SHARE:
Basic .......................................        $  (0.43)        $  (0.19)        $  (0.70)        $  (0.38)
                                                     ========         ========         ========         ========

Diluted .....................................        $  (0.43)        $  (0.19)        $  (0.70)        $  (0.38)
                                                     ========         ========         ========         ========

Shares used in computing per share data
Basic .......................................          35,177           34,791           35,267           34,745
Diluted .....................................          35,177           34,791           35,267           34,745


                             See accompanying notes

                            INDUS INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)


                                                                          JUNE 30, 2002    DECEMBER 31, 2001
                                                                          -------------    -----------------
        ASSETS
Current assets:
     Cash and cash equivalents .....................................        $  47,195         $  59,901
     Marketable securities .........................................              886             1,757
     Restricted cash ...............................................            2,250                --
     Billed acccounts receivable, net of allowance for
        doubtful accounts of $2,217 at June 30, 2002
        and $5,713 at December 31, 2001 ............................           16,126            31,337
     Unbilled accounts receivable ..................................            4,877            14,666
     Other current assets ..........................................            6,726             5,445
                                                                            ---------         ---------
        Total current assets .......................................           78,060           113,106
Property and equipment, net ........................................           20,205            21,877
Restricted cash, non-current .......................................            2,998                --
Other assets .......................................................            1,487             2,754
                                                                            ---------         ---------
        Total assets ...............................................        $ 102,750         $ 137,737
                                                                            =========         =========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ..............................................        $   5,634         $   6,190
     Income tax liability, net .....................................            1,041               317
     Other accrued liabilities .....................................           21,652            24,432
     Current portion of obligations under capital leases ...........              191                 4
     Deferred revenue ..............................................           29,330            39,970
                                                                            ---------         ---------
        Total current liabilities ..................................           57,848            70,913
Obligations under capital leases and other liabilities .............            8,617             5,878
Stockholders' equity:
     Common stock ..................................................               36                35
     Additional paid-in capital ....................................          125,280           123,671
     Treasury stock ................................................           (4,681)           (2,181)
     Note receivable from stockholder ..............................               --               (55)
     Deferred compensation .........................................             (151)             (157)
     Accumulated deficit ...........................................          (82,865)          (58,287)
     Accumulated other comprehensive loss ..........................           (1,334)           (2,080)
                                                                            ---------         ---------
        Total stockholders' equity .................................           36,285            60,946
                                                                            ---------         ---------
        Total liabilities and stockholders' equity .................        $ 102,750         $ 137,737
                                                                            =========         =========


                             See accompanying notes.

                            INDUS INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                         SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                      -------------------------
                                                                        2002             2001
                                                                      --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .....................................................        $(24,578)        $(13,105)
    Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization .........................           4,179            4,031
       Changes in operating assets and liabilities:
          Billed accounts receivable .........................          15,210           11,830
          Unbilled accounts receivable .......................           9,790           (7,427)
          Other current assets ...............................          (1,280)          (1,774)
          Other accrued liabilities ..........................             523            5,734
          Deferred revenue ...................................         (10,640)           4,133
          Other operating assets and liabilities .............            (467)            (304)
                                                                      --------         --------
Net cash (used in) provided by operating activities ..........          (7,263)           3,118
                                                                      --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of marketable securities .......................          (7,986)         (33,041)
    Sales of marketable securities ...........................           9,916           47,423
    (Increase) decrease in restricted cash ...................          (4,923)              --
    Acquisitions of property and equipment, net ..............          (2,645)          (1,982)
                                                                      --------         --------
Net cash (used in) provided by investing activities ..........          (5,638)          12,400
                                                                      --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net repayment of capital leases ..........................             346              (43)
    Net proceeds from issuance of common stock ...............           1,610              490
    Purchase of treasury stock ...............................          (2,500)              --
                                                                      --------         --------
Net cash (used in) provided by financing activities ..........            (544)             447
                                                                      --------         --------

Effect of exchange rate differences on cash ..................             739           (1,414)

Net (decrease) increase in cash and cash equivalents .........         (12,706)          14,551
Cash and cash equivalents at beginning of period .............          59,901           37,535
                                                                      --------         --------
Cash and cash equivalents at end of period ...................        $ 47,195         $ 52,086
                                                                      ========         ========

                             See accompanying notes.

                            INDUS INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.       BUSINESS AND BASIS OF PRESENTATION

Indus International, Inc. (the "Company" or "Indus") develops, markets, implements and supports integrated Enterprise Asset Management ("EAM") and supply chain software and service products for capital-intensive industries worldwide. The Company's three principal software products are PassPort, EMPAC and the recently introduced Indus InSite(TM), which is offered as a hosted product. These products are implemented by the Company's professional services organization and supported by its worldwide customer service organization. The Company derives its revenues from software licensing fees, implementation and training services, maintenance fees and hosting services. The Company was formed through the combination of The Indus Group, Inc., a California corporation, and TSW International, Inc., a Georgia corporation, in August 1997.

Indus' EAM products benefit customers by reducing maintenance and operating costs, increasing production capacity and speeds, increasing return on assets, and maintaining regulatory compliance. Proper maintenance of equipment and facilities can prevent costly failures, limit disruptions, increase tenant retention, and minimize downtime. More efficient use of personnel and better control of spare parts can reduce costs. Properly maintained equipment can run at higher production speeds and have a longer life cycle. Delaying new equipment purchases lowers the capital expense budget. Proper regulatory compliance can help companies avoid fines and forced shutdowns. Each of these benefits represents proven strategies that enable customers to sustain long-term competitive advantage.

The Company markets its principal EAM products, known as PassPort, EMPAC and the recently introduced Indus InSite(TM) hosted product, internationally and to distinct industry segments. Overall Indus' products and services consist of scalable, flexible business application software; regional professional services centers positioned throughout the Americas, Europe, the Middle East and Africa, and Asia Pacific; and service packages, which support such functional areas as: asset and work management, materials procurement and eProcurement, knowledge management, safety and regulatory compliance, mobile computing, electronic document management, and integration with financial and human resources products.

Historically, the Company has been focused on delivering PassPort and EMPAC products to industries that have very complex assets, such as utilities (turbines and repair trucks), oil and gas (drilling platforms and large refining facilities), defense (airplanes, ships and tanks), pulp and paper (paper machines), metals and mining (fabrication machinery and mines/production plants), and process (manufacturing). In March 2002, the Company launched Indus InSite(TM), a product designed for the collaborative asset management market that is accessible through the Internet. Indus InSite(TM) was developed using a pure JAVA 2 EE design, thereby ensuring compliance with Internet standards, and is designed to deliver collaborative asset management to the mid-tier market of industries with less complex assets. Indus InSite(TM) brings Indus EAM expertise to the mid-tier market of industries that need asset management functionality, but with higher collaborative capabilities and much lower cost points. These industries include facilities and property management, consumer packaged goods, manufacturing, and education and government.

The accompanying unaudited condensed consolidated financial information has been prepared by management in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's ("SEC") rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position at June 30, 2002 and results of operations and cash flows for all periods presented have been made. The condensed, consolidated balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date. Certain prior period amounts have been reclassified to conform to current period classifications.

These condensed, consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2001 and are included in the Company's 2001 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The consolidated results of operations for the six months ended

June 30, 2002 are not necessarily indicative of the results to be expected for any subsequent quarter or period, or for the entire year ending December 31, 2002.

2.       COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), which includes net income (loss), plus foreign currency translation effects and unrealized gain (loss) on securities investments, amounted to ($13.5) million and ($6.8) million, for the three months ended June 30, 2002 and 2001, respectively. Comprehensive income (loss) was ($23.8) million and ($14.5) million for the six months ended June 30, 2002 and 2001, respectively.

3.       SIGNIFICANT CUSTOMERS

In the first quarter of 2001, the Company announced that the United Kingdom's Ministry of Defense ("MoD") had selected the Company as the application provider for the MoD's Defense Stores Management Solution ("DSMS") for logistics and asset management. The DSMS project represented 25.4% and 20.7% of the Company's revenues for the three months and six months ended June 30, 2001, respectively. On January 2, 2002, the Company announced that the MoD had reduced the scope of its DSMS project due to budget constraints in its current fiscal year, which ended March 31, 2002. On January 24, 2002, the Company announced that it received notification that the MoD has suspended all current contractual work on this project, as it reviews its priorities against long-term resource availability. The MoD has not advised the Company when this review will be completed. The DSMS contract represented 0.3% and 0.6% of the Company's revenues for the three months and six months ended June 30, 2002, respectively. The Company generated $15.1 million and $24.6 million of net losses during the first three months and six months of 2002, respectively, due in significant part to the suspension of the MoD's DSMS project.

In the third quarter of 2001, the Company announced that Magnox Electric Plc ("Magnox") had selected the Company to provide work management and compliance system software for eight nuclear stations. The Company is providing a total business solution, including the PassPort product suite, implementation services, and five years of application hosting via Indus' web hosting services. Magnox is a wholly-owned subsidiary of British Nuclear Fuels Ltd ("BNFL"), operating BNFL's nuclear power stations. The project is scheduled to include eight site implementations into 2003. The Magnox contract represented 10.5% and 2.3% of the Company's revenues for the three months ended June 30, 2002 and 2001, respectively. The Magnox contract represented 13.4% and 1.2% of the Company's revenues for the six months ended June 30, 2002 and 2001, respectively.

Revenues from Xcel Energy Inc. represented 11.9% and 3.0% of the Company's revenues for the three months ended June 30, 2002 and 2001, respectively. Revenues from Xcel Energy Inc. represented 8.6% and 2.9% of the Company's revenues for the six months ended June 30, 2002 and 2001, respectively. These revenues represent PassPort licensing, professional consulting and implementation services, and maintenance and support services, including delivery of the Indus e-Commerce solution, IndusBuyDemand(TM), during the quarter ending June 30, 2002. As the Company announced in the first quarter of 2002, Xcel Energy, the nation's fourth largest utility company serving both electricity and natural gas customers, will integrate IndusBuyDemand(TM) into its existing PassPort solution, which is utilized in Xcel's supply chain, accounts payable and work management systems. The IndusBuyDemand(TM) application will add e-procurement capabilities via content management and catalog search capabilities.

4.       RESTRUCTURING EXPENSES

The Company recorded restructuring costs of $2.1 million and $10.2 million in 2000 and 2001, respectively, in connection with the ongoing relocation of the Company's headquarters and certain administrative functions to Atlanta, Georgia, severance payments related to the elimination of 56 global positions, and charges representing lease termination costs for redundant San Francisco office space. This relocation was approved by the Board of Directors in July 2000 and the restructuring charges include costs of approximately $2.8 million for severance pay for employees affected, and approximately $9.5 million for lease termination costs associated with reducing leased space in San Francisco. The San Francisco office leases expire May 31, 2008.

The Company recorded restructuring costs of approximately $3.4 million in the first quarter of 2002, in connection with the suspension of the MoD's DSMS project and subsequent demobilization and reduction in workforce. A formal restructuring plan was approved by the Board of Directors in March 2002 and includes costs of approximately $947,000 for computer lease termination costs due to the suspension of the DSMS project, approximately $728,000 of severance payments related to the elimination of 81 global positions, and approximately $1.7 million for lease termination costs associated with closing the

Company's Dallas office and reducing leased space in the Company's Pittsburgh office. The Dallas lease expires December 31, 2005 and the Pittsburgh lease expires September 30, 2005.

In the second quarter 2002, the Company incurred restructuring expenses of $4.0 million. These expenses related to a change in the Company's estimates of previously announced excess lease costs associated with subleasing redundant office space in San Francisco, Dallas and Pittsburgh. Due to the excess capacity of available lease space in these markets, lease rates have significantly declined. In San Francisco, rates have declined from approximately $60 per square foot at the beginning of 2001 to the $18-$20 per square foot range, which is below the Company's actual lease cost of $45 per square foot. In Dallas and Pittsburgh, current lease rates for both markets are in the $10-$14 range, which is below the Company's actual lease costs of $25-$26 per square foot.

     (In thousands)                        Severance and
                                           Related Costs        Equipment           Facilities             Total
                                           -------------        ---------           ----------            --------
Balance at 12/31/01                            $ 174             $    --             $  7,332             $  7,506
                                               -----             -------             --------             --------
  Payments in Q1 2002                             --                  (6)                (527)                (533)
  Net accruals in Q1 2002                        649                 953                1,721                3,323
                                               -----             -------             --------             --------
Balance at 3/31/02                             $ 823             $   947             $  8,526             $ 10,296
                                               -----             -------             --------             --------
  Payments in Q2 2002                           (754)               (947)                (754)              (2,455)
  Net accruals in Q2 2002                        (44)                 --                3,967                3,923
                                               -----             -------             --------             --------
Balance at 6/30/02                             $  25             $    --             $ 11,739             $ 11,764
                                               -----             -------             --------             --------

In July 2002, the Company announced that it was developing plans for a reduction in workforce and other cost reductions to restructure and resize the business, which may result in restructuring charges in the third quarter of 2002. The Company announced in August 2002 that due to unfavorable financial performance since the fourth quarter of 2001 and recently completed reviews of worldwide operations, it would reconfigure its business model to more effectively develop and support new product offerings and broader distribution alternatives across the Company's product platforms. The Company advised that these restructuring changes are designed to minimize the Company's reliance on large-scale projects and broaden the Company's focus on expanded market segments in order to create revenue growth. The first of these restructuring actions was taken in July 2002, with the reduction of 31 positions in professional services and administrative functions in the United States, Canada and Australia. In addition, in August 2002 the Company announced that due to current customer and development commitments, the business restructuring initiatives announced in July 2002 are anticipated to be completed by the end of the second quarter of 2003.

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

The weighted average number of common shares outstanding for the three and six month periods ended June 30, 2002 is presented below consistent with the three and six month periods ended June 30, 2001. For the three and six month periods ending June 30, 2002 and 2001, the Company has not included shares of common stock issuable upon conversion of options and other convertible securities in the calculation of EPS as such inclusion would have an anti-dilutive effect. Approximately 8.9 million and 9.0 million common stock equivalents were outstanding at June 30, 2002 and 2001, respectively.

The calculation of the weighted average number of shares outstanding for the three month and six month periods ended June 30, 2002 and 2001 are as follows (in thousands):

                                                              Three Months Ended              Six Months Ended
                                                                   June 30,                        June 30,
                                                           ------------------------        ------------------------
                                                             2002            2001            2002            2001
                                                           --------        --------        --------        --------
Weighted average shares outstanding
  - used for basic                                           35,177          34,791          35,267          34,745
                                                           ========        ========        ========        ========

Weighted average shares outstanding and
  dilutive equivalents - used for diluted                    35,177          34,791          35,267          34,745
                                                           ========        ========        ========        ========


6.       RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. SFAS No. 141 eliminates the use of the pooling of interests method for all business combinations initiated after June 30, 2001. SFAS No. 141 also provides new criteria to determine whether an acquired intangible asset should be recognized separately from goodwill, and requires expanded disclosure requirements. The Company adopted SFAS No. 141 in the third quarter of 2001, with no significant impact on its financial statements.

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is no longer subject to amortization; instead it will be subject to new impairment testing criteria. Other intangible assets will continue to be amortized over their estimated useful lives, although those with indefinite lives are not to be amortized but will be tested at least annually for impairment, using a lower of cost or fair value approach. The Company adopted SFAS No. 142 in the first quarter of 2002, with no significant impact on its financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business. The Company adopted SFAS No. 144 in the first quarter of 2002, with no significant impact on its financial statements.

7.       INCOME TAXES

In March 2002, the United States federal income tax laws were changed to allow for the carry back of net operating losses to the previous five years, whereas previously the maximum period of carry back was two years. The Company filed for a tentative refund under the new law and in July received a refund of $2.5 million. This refund is subject to Internal Revenue Service review, and due to uncertainties surrounding its amount and realization, it was not reflected in the consolidated financial statements at June 30, 2002. The Company will evaluate any significant remaining uncertainties surrounding this refund and will base its accounting for the refund on the results of the evaluation, prior to December 31, 2002. Under the assumption that the refund amount will be fully allowed on review, the Company will have a net operating loss of $11.7 million to carry forward which, subject to certain limitations, may be used to offset future income through 2020.

8.       STOCK REPURCHASE

In July 1999, the Company's Board of Directors approved a stock repurchase program for up to 2.0 million shares of the Company's outstanding common stock. The Company is authorized to use available cash to buy back its shares in open market transactions from time to time, subject to price and market conditions. As of June 30, 2002, the Company held as treasury stock 435,500 shares that had been repurchased under the program.

In April 2002, the Company entered into an agreement with Robert W. Felton, a founder of the Company and former Chief Executive Officer and Chairman of the Board of Directors. Under this agreement, the Company repurchased 500,000 shares of the Company's common stock from Mr. Felton at a price of $5.00 per share, which approximated market value at the time of the purchase, for an aggregate purchase price of $2.5 million. As part of this agreement, Mr. Felton agreed not to transfer or enter into any agreement to transfer the remainder of his shares of the Company's common stock for a period of one year. These repurchased shares are also held as treasury stock.

9.       RESTRICTED CASH

Certain certificates of deposit, performance bonds, compensating balances and other accounts are considered restricted cash based upon the terms of the agreements. The Company had restricted cash of approximately $5.3 million on June 30, 2002 and $0.3 million on December 31, 2001.

During the first quarter of 2002, the Company generated a net loss of $9.5 million, due mainly to the suspension of the MoD's DSMS project. This loss during the first quarter of 2002 (as well as the Company's second quarter 2002 loss of $15.1 million) triggered a default of the profitability and minimum tangible net worth covenants within the Company's revolving bank line of credit. This default requires the Company to establish and maintain a restricted compensating balance with the lender, California Bank & Trust, equal to all outstanding credit line and letter of credit usage. On April 1, 2002 the Company established a restricted, interest bearing, compensating balance account for $2.3 million, to support a standby letter of credit for the same amount, held by the Company's San Francisco office landlord. No other usage of the line of credit is anticipated and the Company will maintain the restricted compensating balance.

At June 30, 2002, the Company had additional, non-current restricted cash of approximately $3.0 million, consisting of performance bonds invested in certificates of deposit and bank guarantees, with maturities exceeding 12 months. The largest of these is a 1.8 million Pound Sterling ($2.7 million) performance bond that was established in April 2002 for the Magnox project, which matures in July 2003. The recoverability of these restricted investments is generally tied to specific performance criteria in license and/or professional services contracts.

10.      LITIGATION

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect management's current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of phrases and expressions such as "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "will" or other similar words or phrases. Forward-looking statements include, without limitation, statements related to: the Company's plans, objectives, expectations and intentions; the timing, availability and functionality of products under development or recently introduced; and market and general economic conditions. These forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. Important factors that might cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, those discussed in the section of this report entitled "Management's Discussion And Analysis Of Financial Condition And Results Of Operations - Factors Affecting Future Performance" beginning on page 19. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission ("SEC"), including the Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and subsequent quarterly report on Form 10-Q for the fiscal first quarter ended March 31, 2002.

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

CRITICAL ACCOUNTING POLICIES

Management's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, accounts receivable and allowance for doubtful accounts, and restructuring. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Accounts Receivable and Allowance for Doubtful Accounts:

Billed and unbilled accounts receivable comprise trade receivables that are credit based and do not require collateral. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability or failure of its customers to make required payments. The Company fully reserves for all billed accounts receivable over 120 days, plus 1.5% of the remaining billed accounts receivable, plus any other amounts where the Company deems there is collectibility risk. If the methodology the Company uses to calculate these estimates does not properly reflect future collections, revenue could be overstated or understated. On an ongoing basis, the Company evaluates the collectibility of accounts receivable based upon historical collections and an assessment of the collectibility of specific accounts. The Company evaluates the collectibility of specific accounts using a combination of factors, including the age of the outstanding balance(s), evaluation of the account's financial condition and credit scores, recent payment history, and discussions with the Company's account executive for the specific customer and with the customer directly. Based upon this evaluation of the collectibility of accounts receivable, any increase or decrease required in the allowance for doubtful accounts is reflected in the period in which the evaluation indicates that a change is necessary. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance amounted to $2.2 million as of June 30, 2002 and $5.7 million as of December 31, 2001. The reduction in the allowance from December 31, 2001 to June 30, 2002 is due to lower revenues during the first six months of 2002, translating to a lower billed accounts receivable balance and correspondingly lower reserves necessary. Additionally, during the first six months of 2002 significant collection activity has resulted in the Company reducing the reserve balance.

The Company generates a significant portion of revenues and corresponding accounts receivable from sales to the utility industry. As of June 30, 2002, approximately $13.1 million of the Company's gross billed accounts receivable were attributable to software license fees and support and services sales to utility customers. In determining the Company's allowance for doubtful accounts, the Company has considered the utility industry's financial condition, as well as the financial condition of individual utility customers. The Company does not foresee collectibility issues related to the utility industry in general, except for specific customers for which the Company has specifically reserved for potential uncollectibility.

The Company generated 11.9% of its revenues during the quarter ended June 30, 2002 from a single customer, Xcel Energy, in the United States. As of June 30, 2002, approximately $1.7 million of the Company's accounts receivable were attributable to this customer. The Company generated 10.5% of its revenues during the quarter ended June 30, 2002 from a single customer, Magnox, in the United Kingdom. As of June 30, 2002, approximately $1.4 million of the Company's accounts receivable were attributable to this customer. The Company does not anticipate accounts receivable collectibility issues related to these customers.

The Company generates a significant portion of its revenues and corresponding accounts receivable through sales denominated in currencies other than the U.S. Dollar. As of June 30, 2002, approximately $6.6 million of the Company's gross billed accounts receivable were denominated in foreign currencies, of which approximately $2.1 million were denominated in Pound Sterling. Historically, the foreign currency gains and losses on these receivables have not been significant, and the Company has determined that foreign currency derivative products are not required to hedge the Company's exposure. If there were a significant decline in the Pound Sterling exchange rate, the U.S. Dollar equivalents received from the Company's customers could be significantly less than the reported amount. A decline in the exchange rate of the Pound Sterling to the U.S. Dollar of 10% from the rate as of June 30, 2002 would result in an exchange loss of approximately $0.2 million.

Restructuring:

At June 30, 2002, the Company had a balance in accrued liabilities of approximately $11.8 million related to restructuring charges. This restructuring liability represents lease costs for redundant San Francisco office space, due to the relocation of the Company's headquarters and certain administrative functions to Atlanta, Georgia, in 2000 and 2001, as well as lease costs associated with closing the Company's Dallas office and reducing leased space in the Company's Pittsburgh office, due to the suspension of the MoD's DSMS project and subsequent demobilization and reduction in workforce. The Company could incur future charges or credits, in the event that the underlying assumptions used to develop the Company's estimates of excess lease costs, such as the timing and the amount of any sublease income, change.

Currently, the Company has sublease arrangements for four of the five redundant San Francisco office floors. The Company estimates that the remaining floor will come under sublease arrangements in 2003. The four floors currently under subleases are projected to generate approximately $5.4 million in sublease income from July 2002 through May 2008, the date of the expiration of these leases. The Company estimates that sublease arrangements for all five floors could generate approximately $6.4 million of sublease income from July 2002 through May 2008. If the Company is unable to sublease the remaining floor, the shortfall of $1.0 million of estimated sublease income will generate charges against the Company's income from 2003 through 2008, with the 2003 charge being approximately $77,000. Conversely, the Company could generate higher than estimated sublease income from 2002 through 2008, if the remaining floor is sublet faster and/or at higher than estimated sublease rental rates. Any required increase or decrease in the restructuring accrual would be reflected in the period in which the evaluation indicates that a change is necessary.

Currently, the Company has no sublease arrangements for the redundant Dallas and Pittsburgh office space. The Company estimates that the Dallas office space will come under sublease arrangements in January 2003 and the Pittsburgh office space will come under sublease arrangements in April 2003. The Company estimates that sublease arrangements for all of the Dallas and Pittsburgh office space could generate approximately $0.9 million of sublease income from 2003 through 2005. If the Company is unable to sublease the office space, the shortfall of $0.9 million of estimated sublease income will generate charges against the Company's income from 2003 through 2005. Conversely, the Company could generate higher than estimated sublease income from 2003 through 2005 from faster signing of subleases and/or from higher than estimated sublease rental rates. Any required increase or decrease in the restructuring accrual would be reflected in the period in which the evaluation indicates that a change is necessary.

CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of total revenues represented by certain line items in the Company's consolidated statements of operations:

                          Percentage of Total Revenues

                                                        THREE MONTHS ENDED              SIX MONTHS ENDED
                                                              JUNE 30,                       JUNE 30,
                                                      ----------------------          ----------------------
                                                       2002            2001            2002            2001
                                                      ------          ------          ------          ------
                                                      ACTUAL          ACTUAL          ACTUAL          ACTUAL
                                                      ------          ------          ------          ------
REVENUES:
    Software license fee .....................          13.9%            3.1%           13.5%            7.4%
    Services, maintenance and other ..........          86.1%           96.9%           86.5%           92.6%
                                                      ------          ------          ------          ------
        Total Revenues .......................         100.0%          100.0%          100.0%          100.0%
Cost of revenues .............................          53.1%           47.3%           50.8%           48.5%
                                                      ------          ------          ------          ------
Gross margin .................................          46.9%           52.7%           49.2%           51.5%
                                                      ------          ------          ------          ------
OPERATING EXPENSES:
     Research and development ................          39.6%           27.4%           39.4%           27.8%
     Sales and marketing .....................          24.2%           15.9%           23.8%           17.9%
     General and administrative ..............          20.3%            9.7%           14.1%           11.3%
     Restructuring expenses ..................          13.0%           18.5%           11.7%           11.9%
                                                      ------          ------          ------          ------
       Total operating expenses ..............          97.1%           71.5%           89.0%           68.9%
                                                      ------          ------          ------          ------
Loss from operations .........................         (50.2%)         (18.8%)         (39.8%)         (17.4%)
Interest and other income ....................           2.6%            1.7%            1.6%            1.6%
                                                      ------          ------          ------          ------
Loss before income taxes .....................         (47.6%)         (17.1%)         (38.2%)         (15.8%)
Provision (benefit) for income taxes .........           1.0%           (1.6%)           0.5%           (0.5%)
                                                      ------          ------          ------          ------
Net loss .....................................         (48.6%)         (15.5%)         (38.7%)         (15.3%)
                                                      ======          ======          ======          ======

Revenues. The Company's revenues are derived from software licensing fees and from professional services, which include implementation and training services, customer funded development, support fees and hosting fees. During the three months ended June 30, 2002, total revenues decreased 28% to $31.0 million, as compared to $43.1 million in the same period of 2001. In the first six months of 2002, total revenues decreased 26% to $63.5 million, as compared to $85.5 million in the same period of 2001.

Revenues from software licensing fees were 14% and 3% of total revenues for the three months ended June 30, 2002 and 2001, respectively, and were 13% and 7% of total revenues for the six months ended June 30, 2002 and 2001, respectively. Revenues from software licensing fees increased 223% to $4.3 million in the quarter ended June 30, 2002 from $1.3 million for the same period of 2001, and increased 34% to $8.5 million for the six months ended June 30, 2002 from $6.4 million for the same period of 2001. The increase in license fees is a result of implementation and delivery from the deferred license revenue backlog the Company had when entering 2002, partially offset by a lower level of new license revenue bookings during 2002. The lower new license revenue bookings during 2002 are due primarily to the weakness in capital spending in the primary vertical markets served by the Company, which include utilities, defense, pulp and paper, mining and metals, and oil and gas. The year-to-date new license revenue bookings for the Company were $3.6 million through June 30, 2002, which was significantly below the $15.0 million booked for the same period of 2001. The year-to-date license bookings for 2002 of $3.6 million included the imputed license value of $2.0 million from a web hosting sale with Smurfit Stone Container Corporation. The $2.0 million booking value for this contract represents the license revenue that would have been booked had this been a traditional license. Revenue from this web hosting contract, when and if recognized, will be recognized as service revenue.

Revenues from support and services were 86% and 97% of total revenues for the three months ended June 30, 2002 and 2001, respectively, and were 87% and 93% of total revenues for the six months ended June 30, 2002 and 2001, respectively. Revenues from support and services decreased by 36% to $26.7 million for the three months ended June 30, 2002 from $41.8 million in the same period of 2001, and decreased by 31% to $54.9 million for the six months ended June 30, 2002 from $79.2 million in the same period of 2001. This decrease is primarily attributable to the suspension of the MoD's DSMS project, which was previously announced in January 2002. Excluding the DSMS project, revenues from support and services decreased by 14% to $26.6 million for the three months ended June 30, 2002 from $30.8 million in the same period of 2001, and decreased 11% to $54.6 million for the six months ended June 30, 2002 from $61.5 million in the same period of 2001. Excluding the DSMS project, the lower 2002 revenues from support and services are due to lower implementation consulting services in 2002 resulting from the Company's lower level of new license revenue bookings during 2002, as well as lower services revenue from the multi-year British Energy project as it winds down toward completion in early 2003. These decreases were partially offset by higher services and web hosting revenue from the Magnox project, which started in the second quarter of 2001. The Magnox contract represented 10.5% and 2.3% of the Company's revenues for the three months ended June 30, 2002 and 2001, respectively, and 13.4% and 1.2% of the Company's revenues for the six months ended June 30, 2002 and 2001, respectively.

From a geographic perspective, during the three months ended June 30, 2002, 71% of revenues were generated in North America, 22% of revenues were generated in EMEA (Europe, Middle East and Africa), and the remaining 7% were generated in APAC (Asia and the Pacific Rim), as compared to 58% of revenues from North America, 38% from EMEA and 4% from APAC during the three months ended June 30, 2001. During the first six months of 2002, 71% of revenues were generated in North America, 24% of revenues were generated in EMEA, and the remaining 5% were generated in APAC, as compared to 61% of revenues from North America, 34% from EMEA and 5% from APAC during the six months ended June 30, 2001. As most of the Company's contracts for the three and six months ending June 30, 2002 and 2001 are denominated in U.S. dollars, foreign currency fluctuations have not significantly impacted the Company's results of operations.

Revenues from Xcel Energy Inc. represented 11.9% and 3.0% of the Company's revenues for the three months ended June 30, 2002 and 2001, respectively, and 8.6% and 2.9% of the Company's revenues for the six months ended June 30, 2002 and 2001, respectively. Revenues from the Magnox contract represented 10.5% and 2.3% of the Company's revenues for the three months ended June 30, 2002 and 2001, respectively, and 13.4% and 1.2% of the Company's revenues for the six months ended June 30, 2002 and 2001, respectively.

The Company had total deferred revenue of $29.3 million at June 30, 2002 and $40.0 million as of December 31, 2001. The decrease in total deferred revenue, excluding deferred licensing, is due to the lower 2002 implementation consulting services generated from the Company's lower level of new license bookings during 2002. The Company had deferred licensing revenue in the amount of $15.5 million at June 30, 2002 and $21.1 million at December 31, 2001. The decrease in deferred licensing revenue reflects more recognition of revenue from the deferred license bookings generated prior to 2002 than was deferred during the first six months of 2002 from new licensing contracts.

Cost of Revenues. Cost of revenues consists of (i) personnel and related costs for implementation and consulting services, (ii) training and customer support services, (iii) amortization of license fees paid to third parties for inclusion of their products in the Company's software, and (iv) personnel, data maintenance and related costs for web hosting services. Gross profits on license fees are substantially higher than gross profits on services revenues, reflecting the low packaging and production costs of software products compared with the relatively high personnel costs associated with providing implementation, maintenance, consulting, training, and web hosting services.

The cost of licensing revenue was $1.9 million and $0.1 million for the three month periods ended June 30, 2002 and 2001, respectively, and $2.0 million and $0.4 million for the six month periods ended June 30, 2002 and 2001, respectively. Gross margins on licensing fees were 57% and 94% during the three months ended June 30, 2002 and 2001, respectively, and were 77% and 94% during the six months ended June 30, 2002 and 2001, respectively. The higher cost of licensing revenue in 2002 and lower 2002 margin are the result of the product mix where license fees recognized in 2002 were more dependent on third party products than license fees recognized in 2001. For example, the delivery during the second quarter of 2002 of IndusBuyDemand(TM) to Xcel Energy Inc included a significant third party software component.

The cost of support and services was $14.6 million and $20.3 million for the three month periods ended June 30, 2002 and 2001, respectively, and $30.3 million and $41.1 million for the six month periods ended June 30, 2002 and 2001, respectively. Gross margins on support and services were 45% and 51% during the three months ended June 30, 2002 and 2001, respectively, and were 45% and 48% during the six months ended June 30, 2002 and 2001, respectively. The decrease in margin was a result of lower professional services utilization with the demobilization of resources, due to the suspension of the MoD's DSMS project, as well as lower overall service margins due to the loss of higher margin DSMS professional services implementation margins.

Total gross margin as a percentage of revenues decreased to 47% for the three months ended June 30, 2002 from 53% for the same period in 2001, and decreased to 49% for the six months ended June 30, 2002 from 52% for the same period in 2001. The decrease in overall gross margins is a result of higher third party costs for license fees, lower service margins due to the loss of higher margin DSMS margins and also due to lower professional services utilization, partially offset by a higher mix of license revenues (which have a higher margin than services) to total revenues.

Research and Development. Research and development expenses consist of personnel and related costs, computer processing costs and third party consultant fees directly attributable to the development of new software application products and enhancements to existing products.

Research and development expenses increased 4% to $12.3 million in the three months ended June 30, 2002 from $11.8 million in the same period of 2001, and increased 5% to $25.0 million in the six months ended June 30, 2002 from $23.8 million in the same period of 2001. The increase in research and development expenses is due to increased development funding in areas such as language translation for Japan (to support the joint sales and implementation alliance agreement announced June 24, 2002 with J-Power, formerly known as Electric Power Development Co., which also chose Indus EAM solutions in the fourth quarter of 2001 to implement across its 58 hydro power plants) and other target markets, as well as increased web hosting activities to support the Company's web hosted PassPort applications for existing customers, such as Smurfit Stone Container Corporation and Magnox-British Nuclear Fuels Limited, and Indus InSite(TM) hosting.

As a percentage of total revenues, research and development expenses were 40% and 27% for the three months ended June 30, 2002 and 2001, respectively, and were 39% and 28% for the six months ended June 30, 2002 and 2001, respectively. The Company believes that a significant level of investment in research and development is important to remain competitive. To date, the Company has expensed all software development costs as incurred.

Sales and Marketing. Sales and marketing expenses include personnel costs, sales commissions, and the costs of advertising, public relations, and participation in industry conferences and trade shows.

Sales and marketing expenses increased 10% to $7.5 million in the three months ended June 30, 2002 from $6.8 million in the same period of 2001, and decreased 1% to $15.1 million in the six months ended June 30, 2002 from $15.3 million in the same period of 2001. The increase in sales and marketing expenses in the second quarter of 2002 from the second quarter of the prior year was related to increased InSite sales and marketing initiatives in support of the product launch in March 2002 and ongoing sales efforts. On a year-to-date basis for 2002, InSite sales and marketing spending is $2.9 million compared to less than $0.2 million for the comparable period of 2001. Overall Indus sales and marketing spending for the first six months of 2002 is almost flat with the comparable period for 2001, with the increase in InSite spending offset by a comparable reduction for PassPort and EMPAC as the Company continues to review and rationalize ongoing sales and marketing investments in the Company's core vertical and geographic markets. As a percentage of total revenues, sales and marketing expenses were 24% and 16% for the three months ended June 30, 2002 and 2001, respectively, and were 24% and 18% for the six months ended June 30, 2002 and 2001, respectively.

General and Administrative. General and administrative expenses include the costs of the Company's finance, human resources and administrative operations.

General and administrative expenses increased 51% to $6.3 million in the three months ended June 30, 2002 from $4.2 million in the same period of 2001, and decreased 7% to $9.0 million in the six months ended June 30, 2002 from $9.7 million in the same period of 2001. The increase in general and administrative expenses in the second quarter of 2002 is a result of $3.0 million of operating charges in conjunction with the separation agreements for the Company's departed Chief Executive Officer and Chief Operating Officer. Excluding the $3.0 million of separation charges, general and administrative expenses in 2002 would have been 21% lower than the comparable three months of 2001 and 38% lower than the comparable six months of 2001. This reduction in general and administrative expenses, excluding the $3.0 million of separation charges, is a result of lower salaries and benefits from reduced headcount and lower lease costs due to the elimination of redundant space in the Company's San Francisco, Dallas and Pittsburgh offices (see Restructuring Expenses below). As a percentage of total revenues, general and administrative expenses were 20% (11% excluding the $3.0 million of separation charges) and 10% for the three months ended June 30, 2002 and 2001, respectively, and were 14% (9% excluding the $3.0 million of separation charges) and 11% for the six months ended June 30, 2002 and 2001, respectively.

Restructuring Expenses. In the second quarter of 2002, the Company incurred restructuring expenses of $4.0 million. These expenses related to a change in the Company's estimates of previously announced excess lease costs associated with subleasing excess office space in San Francisco. In the first quarter of 2002, the Company incurred $3.4 million of restructuring expenses related to the suspension of the MoD's DSMS project and subsequent demobilization and reduction in workforce, and elimination of excess leased office space in Dallas and Pittsburgh.

In the second quarter of 2001, restructuring expenses of $8.0 million were incurred, resulting from estimated excess lease costs associated with subleasing redundant San Francisco office space and the relocation of certain administrative functions from San Francisco to Atlanta.

The $3.4 million of restructuring charges for the first quarter of 2002 are related to the suspension of the MoD's DSMS project and subsequent demobilization and reduction in workforce. Included in these restructuring charges were costs of approximately $947,000 for computer lease termination costs due to the suspension of the DSMS project, approximately $728,000 of severance payments related to the elimination of 81 global positions, and approximately $1.7 million for lease termination costs associated with closing the Company's Dallas office and reducing leased space in the Company's Pittsburgh office. The Dallas lease expires December 31, 2005 and the Pittsburgh lease expires September 30, 2005. The $2.2 million of restructuring charges for the first quarter of 2001 relate to the relocation of certain administrative functions from San Francisco to Atlanta.

The Company announced in July 2002 that it was developing plans for a reduction in workforce and other cost reductions to restructure and resize the business, which may result in restructuring charges in the third quarter of 2002. The Company announced in August 2002 that due to unfavorable financial performance since the fourth quarter of 2001 and recently completed reviews of worldwide operations, it would reconfigure its business model to more effectively develop and support new product offerings and broader distribution alternatives across the Company's product platforms. The Company advised that these restructuring changes are designed to minimize the Company's reliance on large-scale projects and broaden the Company's focus on expanded market segments in order to create revenue growth. The first of these restructuring actions was taken in July 2002, with the reduction of 31 positions in professional services and administrative functions in the United States, Canada and Australia. In addition, in August 2002 the Company announced that due to current customer and development commitments, the business restructuring initiatives announced in July 2002 are anticipated to be completed by the end of the second quarter of 2003. It is anticipated by the Company that these additional restructuring initiatives, will enable the Company to reduce its operating cost by over $7 million on an annualized basis. Accordingly, the Company anticipates that it will take an additional restructuring charge, which the Company cannot presently estimate, for the quarter ended September 30, 2002.

The Company does not anticipate taking any significant further restructuring charges relating to the suspension of the MoD DSMS project. The Company could incur future charges or credits, in the event that the underlying assumptions used to develop the Company's estimates of excess lease costs, such as the timing and the amount of any sublease income, change. The Company could also incur future charges which the Company cannot presently estimate, through the end of the second quarter of 2003, for more restructuring of the business.

Interest and Other Income. Interest and other income are generated from the Company's investments in marketable securities and interest-bearing cash and cash equivalents. Interest and other income increased 9% to $0.8 million for the three month period ended June 30, 2002 from $0.7 million for the same period in 2001, and decreased 28% to $1.0 million for the six month period ended June 30, 2002 from $1.4 million for the same period in 2001. The increase during the second quarter of 2002 was due to foreign exchange gains, offset by lower interest income, as compared to the same period in 2001. The decrease on a year-to-date basis from 2002 to 2001 is due to lower interest income and $0.3 million of foreign exchange losses during the first quarter of 2002, partially offset by $0.4 million of foreign exchange gains during the second quarter of 2002. There was a foreign exchange gain of $0.1 million for the first quarter of 2001. The decrease in interest income is a result of a lower interest rate environment. The Company expects a continuation of lower interest income based upon lower expected cash balances and expected continuation of current low interest rates.

Provision (benefit) for Income Taxes. The provision for income taxes of $0.3 million for the quarter ended June 30, 2002 and the income tax benefit of $0.7 for the quarter ended June 30, 2001, include federal, state and foreign income taxes. The provision for income taxes of $0.3 million for the six month period ended June 30, 2002 and the income tax benefit of $0.4 for the six month period ended June 30, 2001, include federal, state and foreign income taxes. The Company's effective tax rate was (2.0%) and 9.0% for the three months ended June 30, 2002 and 2001 respectively, and was (1.2%) and 2.8% for the six months ended June 30, 2002 and 2001 respectively. The income tax provision for the second quarter and year-to-date 2002 is attributable to income generated in the United Kingdom. The income tax benefit for the second quarter and year-to-date 2001 is attributable to foreign income taxes receivable, reduced partially for a tax provision for income generated in the United Kingdom where tax loss carry forwards were insufficient to offset income generated. The tax provision for income generated in the United Kingdom was $0.3 million and $0.6 million for the three and six month periods ended June 30, 2001. For U.S. Federal income tax purposes, the Company entered the third quarter of 2002 with an $11.7 million net operating loss carry forward which, subject to certain limitations, may be used to offset against future income through 2020.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002, the Company's principal sources of liquidity consisted of approximately $47.2 million in cash and cash equivalents, $1.6 million in short and long-term marketable securities, and $5.3 million in short and long-term restricted cash, for a total of $54.1 million, as compared to $63.5 million at December 31, 2001, and $55.5 million at June 30, 2001. The Company's revolving credit facility for $15 million expires on May 31, 2003. Borrowings under the line of credit bear interest at the prime rate or LIBOR rate plus 1.00%. There were $2.3 million in standby letters of credit outstanding on this line of credit as of June 30, 2002.

During the first quarter of 2002, the Company generated a net loss of $9.5 million, due mainly to the suspension of the MoD's DSMS project, as well as a slow-down in capital spending in the vertical markets that the Company serves. The Company also generated a $15.1 million net loss during the second quarter of 2002, due to the suspension of the MoD's DSMS project, a slow-down in professional services, $4.0 million of related restructuring charges taken during the second quarter of 2002, and $3.0 million of operating charges in conjunction with the separation agreements for the Company's departing Chief Executive Officer and Chief Operating Officer. These losses during the first and second quarters of 2002 triggered a default of the profitability and minimum tangible net worth covenants within the Company's revolving bank line of credit. This default requires the Company to establish and maintain a restricted compensating balance with the lender, California Bank & Trust, equal to all outstanding credit line and letter of credit usage. On April 1, 2002 the Company established a restricted, interest bearing, compensating balance account for $2.3 million, to support a standby letter of credit for the same amount, held by the Company's San Francisco office landlord. No other usage of the line of credit is anticipated and the Company will maintain the restricted compensating balance.

The lender has provided the Company with a waiver for the first and second quarters of 2002. In addition, the lender has provided the Company with a forward looking waiver for each quarter after the second quarter of 2002, up to an including the quarter ending March 31, 2003 (the line of credit expires on May 31, 2003), if the Company maintains the required compensating balance. The Company is not in reliance on the line of credit, except for the $2.3 million standby letter of credit.

At June 30, 2002, the Company had additional, non-current restricted cash of approximately $3.0 million, consisting of performance bonds invested in certificates of deposit and bank guarantees, with maturities exceeding 12 months. The largest of these is a 1.8 million Pound Sterling ($2.7 million) performance bond that was established in April 2002 for the Magnox project, which matures in July 2003. The recoverability of these restricted investments is generally tied to specific performance criteria in license and/or professional services contracts.

Cash used in operating activities was $7.3 million for the six months ended June 30, 2002. $25.0 million of cash generated from accounts receivable changes, from improved collections, offset the cash used to finance the Company's $24.6 million net loss for the period and other working capital usage, including a $10.6 million decrease in deferred revenue due to the Company recognizing more license revenue from the deferred account than was added to the deferred account from new license bookings during the first six months of 2002.

Cash used in investing activities was $5.6 million for the six months ended June 30, 2002. The Company generated net cash of $1.9 million from the sales/purchases of marketable securities. Capital expenditures were $2.6 million for the six months ended June 30, 2002 and were made to support the Company's internal information systems. Restricted cash increased by $5.0 million related to the short-term $2.3 million compensating balance necessary to support the Company's standby letter of credit held by its San Francisco office landlord, and to the long-term $2.7 million performance bond that was established in April 2002 for the Magnox project, which matures in July 2003.

Cash used in financing activities was $0.5 million for the six months ended June 30, 2002, due to a $2.5 million repurchase of the Company's stock, partially offset by $1.6 million generated from the exercise of employee stock options and purchases from the employee stock purchase plan. In April 2002, the Company entered into an agreement with Robert W. Felton, a founder of the Company and former Chief Executive Officer and Chairman of the Board of Directors. Under this agreement, the Company repurchased 500,000 shares of the Company's common stock from Mr. Felton at a price of $5.00 per share, for an aggregate purchase price of $2.5 million. As part of this agreement, Mr. Felton agreed not to transfer or enter into any agreement to transfer the remainder of his shares of the Company's common stock for a period of one year.

There was a positive $0.7 million impact on cash from the effect of foreign exchange rate differences during the six months ended June 30, 2002.

As of June 30, 2002, the Company's primary commitments are its leased office space in Atlanta, San Francisco and Woking, England. The Company leases its office space under non-cancelable lease agreements that expire at various times through 2012.

The Company believes that its existing cash, cash equivalents, marketable securities, and restricted cash, together with anticipated cash flows from operations will be sufficient to meet its cash requirements for at least the next 12 months; however, this belief is based upon management's assumption that it will be successful in reducing or eliminating the Company's operating losses in the next several quarters. If management is not successful in reducing operating losses and additional sources of cash are not available to the Company, this would result in a material adverse effect on the Company's financial results. The foregoing statement regarding the Company's expectations for continued liquidity is a forward-looking statement, and actual results may differ materially depending on a variety of factors, including variable operating results, continued operating losses, presently unexpected uses of cash and the factors discussed under the section "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Future Performance."

                      FACTORS AFFECTING FUTURE PERFORMANCE

The Company's Operating Results May Fluctuate Significantly from
Quarter-to-Quarter.

The Company's operating results have fluctuated in the past, and the Company's results may fluctuate significantly in the future. Prior to the third quarter of 2001, the Company had generated net operating losses for the seven prior quarters, starting with a $6.8 million loss in the fourth quarter of 1999, increasing to a $20.2 million loss in the second quarter of 2000, and decreasing subsequently to a $6.7 million loss in the second quarter of 2001. Although the Company was profitable in the third and fourth quarters of 2001, the Company generated operating losses of $9.5 million in the first quarter of 2002 and $15.1 million in the second quarter of 2002, does not expect to be profitable on a quarterly basis until some point in 2003, and may not be profitable in future quarters. Operating results of the Company may fluctuate from quarter to quarter, depending on a number of factors, including:

-        the relatively long sales cycles for its products;
-        delays or deferral in the completion of product implementation;
-        the variable size and timing of individual license transactions;
-        changes in demand for its products and services;
- market acceptance of new products, including Indus InSite(TM)and any next generation product offerings;
- the development and introduction of new operating systems and/or technological changes in computer systems that require additional development efforts;
- competitive conditions in the industry, including changes in the pricing policies of the Company or its competitors;
-        changes in customer budgets;
- the introduction of new products or product enhancements by the Company or its competitors;
- the Company's success in, and costs associated with, developing, introducing and marketing new products, including the necessary software and technology for Indus InSite(TM), its e-initiatives and web-based offerings and its next generation product initiatives;
-        product life cycles;
- changes in the proportion of revenues attributable to licensing fees, hosting fees and services;
-        changes in the level of operating expenses;
-        delay or deferral of customer implementations of their software;
-        software defects and other product quality problems;
- successful completion of customer funded development and implementation projects;
-        success in expanding sales and marketing programs;

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

Market Acceptance of Indus InSite(TM) and other New Products

In March 2002, the Company launched its hosted, Internet-based EAM product, Indus InSite(TM). There can be no assurance that any of the Company's new products, including Indus InSite(TM), its e-initiatives, and web-based offerings, will be sold successfully or that they can achieve market acceptance. The Company's future success with Indus InSite(TM) and other next generation product offerings will depend on its ability to accurately determine the functionality and features required by its customers, as well as the ability to enhance its products and deliver them in a timely manner. The Internet market is an emerging market that may undergo rapid technological change. The Company cannot predict the present and future size of the potential market for Indus InSite(TM) its e-initiatives and web-based offerings. The Company may incur substantial costs to enhance and modify its products and services in order to meet the demands of this potential market.

Risk Associated with Magnox Electric Plc ("Magnox") Implementation and Indus Hosting

In the third quarter of 2001, the Company announced that Magnox Electric Plc ("Magnox") had selected the Company to provide work management and compliance system software for eight nuclear stations. The Company is providing a total business solution, including the PassPort product suite, implementation services, and five years of application hosting via Indus' web hosting services. Magnox is a wholly owned subsidiary of British Nuclear Fuels Ltd ("BNFL"), operating BNFL's nuclear power stations. The project is scheduled to include site implementations through the second quarter of 2003. The Magnox contract represented 13.4% of the Company's revenues for the six months ended June 30, 2002. Due to the size of this project, problems with the successful and timely completion of the implementation and/or Indus web hosting, or the cancellation or material alteration of the contract for any reason may have a material adverse effect on the future financial results or financial position of the Company.

Risk Associated with the United Kingdom's Ministry of Defense ("MoD") Agreement

On January 2, 2002, the Company announced that the MoD had reduced the scope of its DSMS project due to budget constraints in the MoD's fiscal year, which ended March 31, 2002. On January 24, 2002, the Company announced that it received notification that the MoD has suspended all current contractual work on this project, as it reviews its priorities against long-term resource availability. The MoD has not advised the Company when this review will be completed. The DSMS contract represented 23.3% of the Company's revenues for the twelve months ended December 31, 2001. The Company generated a $24.6 million net loss during the first six months of 2002, due to the suspension of the MoD's DSMS project, including $3.4 million of related restructuring charges. The Company cannot assure investors that the DSMS project will be resumed, or if it is resumed what the scope of work will involve. Moreover, the Company has demobilized resources that were working on the DSMS project and in the event that the DSMS project is resumed, there can be no assurance that the Company will be able to remobilize its resources in a timely and efficient manner. The Company expects to incur operating losses during the next several quarters at a minimum, as a result of the suspension of the DSMS project.

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

Moreover, the Company does not have extensive experience in hosting applications, and the hosting industry is relatively young. If the Company does not accurately predict the volume of traffic, or if the Company encounters technical difficulties with the Indus InSite(TM) software, or its third-party hosting service providers, the Company may experience slower response times or other problems with the service. Any delays in response times or other performance problems could result in customers discontinuing their use of the service or not renewing at the end of the term. If a significant number of customers discontinue their subscriptions, or choose not to renew them, it could have material adverse impact on the Company's future revenue, overall results of operations, and financial position.

Risks Associated with Liquidity and Bank Line of Credit

As of June 30, 2002, the Company's principal sources of liquidity consisted of approximately $54.1 million in cash and cash equivalents, short and long-term marketable securities, and short and long-term restricted cash, as compared to $63.5 million at December 31, 2001. The Company believes that its existing cash, cash equivalents, marketable securities, and restricted cash, together with anticipated cash flows from operations will be sufficient to meet its cash requirements for at least the next 12 months; however, this belief is based upon management's assumption that it will be successful in reducing or eliminating the Company's operating losses in the next several quarters. If management is not successful in reducing operating losses and additional sources of cash are not available to the Company, this would result in a material adverse effect on the Company's financial position.

The Company generated a $9.5 million net loss during the first quarter of 2002, and a $15.1 million loss during the second quarter of 2002. This loss during the first quarter of 2002 triggered a default of the profitability and minimum tangible net worth covenants within the Company's bank line of credit. As a result of this default, the Company is required to maintain a compensating balance, equal to all outstanding credit line and letter of credit usage, with the lender. Other than a continuing $2.3 million standby letter of credit, no other usage of the line of credit is anticipated and the Company has funded the compensating balance without negatively impacting the operations of the business. However, the lender's requirement that the Company maintain a compensating balance for all credit line usage effectively negates the Company's ability to use the bank line of credit for any reason other then its current letter of credit purposes and could negatively impact the Company's liquidity. The lender has provided the Company with a waiver for the first and second quarters of 2002. In addition, the lender has provided the Company with a forward looking waiver for each quarter after the second quarter of 2002, up to an including the quarter ending March 31, 2003 (the line of credit expires on May 31, 2003), if the Company maintains the required compensating balance. The Company is not in reliance on the line of credit, except for the $2.3 million standby letter of credit.

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

Decrease in Demand for the Company's Products and Services and the Overall EAM Market

In recent quarters the Company has experienced a decrease in demand for its core PassPort and EMPAC products and related services, which the Company believes is due to unfavorable general economic conditions and decreased capital spending by companies in the industries the Company serves. If these economic conditions persist, the Company's business, results of operations and financial condition are likely to be materially adversely affected.

Moreover, overall demand for enterprise software products and services in general may grow slowly or decrease in upcoming quarters and years because of unfavorable general economic conditions, decreased capital spending by companies in need of EAM solutions or otherwise. This may reflect a saturation of the market for enterprise software solutions generally, as well as deregulation and retrenchment affecting the way companies purchase EAM software. To the extent that there is a slowdown in the overall market for EAM software, the Company's business, results of operations and financial condition are likely to be materially adversely affected.

Changes in Management

The Company has had significant turnover at the executive management level from 2000 through July 2002, including the appointment of a new Chief Financial Officer in April 2002 and a new Chief Executive Officer in July 2002, as well as the elimination of the Chief Operating Officer position in July 2002. The current executive management team has only recently begun to work together, and they may be unable to integrate and work effectively as a team. There can be no assurance that the Company will be able to motivate and retain the current executive management team or that they will be able to work together effectively. If the Company loses any members of its executive management team or they are unable to work together effectively, the Company's business, operations and financial results could be adversely affected.

Hiring and Retaining Employees

The Company's future success depends, in significant part, upon the continued service of its key technical, sales and senior management personnel, as well as its ability to attract and retain new personnel. For example, the Company is in the process of restructuring its sales force and it actively recruiting to fill several key sales positions. Competition for qualified sales, technical and other personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain additional highly qualified employees in the future. If the Company is not able to hire and retain personnel to fill the positions created by its internal restructuring, particularly in senior management positions, its business, operating results and financial condition would be materially adversely affected. Additions of new personnel and departures of existing personnel, particularly in key positions, can be disruptive and have a material adverse effect on the Company's business, operating results and financial condition.

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

Risks Related to Restructuring

Over the last several years the Company has undertaken several internal restructuring initiatives. For example, during 2000 and 2001, the Company restructured some of its operations by, among other things, relocating its corporate headquarters and administrative functions to Atlanta, Georgia from San Francisco, California, which resulted in the elimination of 56 global positions. In March 2002, the Board of Directors approved a formal restructuring plan that, among other things, resulted in the elimination of 81 global positions and the closing of the Company's Dallas office. In July and August 2002, the Company announced that, due to unfavorable financial performance since the fourth quarter of 2001 and recently completed reviews of worldwide operations, it would reconfigure its business model and is developing plans for one or more reductions in workforce and other cost reductions to restructure and resize the business. The first of these restructuring actions was taken in July 2002, with the reduction of 31 positions in professional services and administrative functions in the United States, Canada and Australia. These types of internal restructurings have operational risks, including reduced productivity and lack of focus as the Company hires, terminates and assimilates a substantial number of new employees. In addition, there can be no assurance that the Company will achieve the anticipated cost savings from these restructurings and any failure to achieve the anticipated cost savings could cause the Company's financial results to fall short of expectations and adversely affect the Company's financial position.

The Company has taken charges for restructuring expenses, including an $8.0 million charge in the second quarter of 2001, a $3.4 million charge in the first quarter or 2002, and a $4.0 million charge in the second quarter of 2002, and there can be no assurance that additional charges for restructuring expenses will not be taken in future quarters. Significant future restructuring charges could cause financial results to be unfavorable.

Managing Operations

Changes to the Company's business and customer base have placed a strain on management and operations. Previous expansion had resulted in substantial growth in the number of Company employees, the scope of its operating and financial systems and the geographic area of its operations, resulting in increased responsibility for management personnel. The planned restructuring (discussed above) has recently placed additional demands on management. In connection with this planned restructuring, the Company will be required to effectively manage its operations, improve its financial and management controls, reporting systems and procedures on a timely basis, and to train and manage its employee work force. There can be no assurance that the Company will be able to effectively manage its operations during this restructuring and failure to do so would have a material adverse effect on its business, operating results and financial condition.

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

Risks Related to Growth of International Operations

International revenues (from sales outside the United States) accounted for approximately 32%, 31% and 41% of total revenues in 1999, 2000 and 2001. During the quarter and six months ending June 30, 2002, international revenues accounted for approximately 34% and 35% of total revenues, respectively. The Company maintains an operational presence in the United Kingdom, Canada, Australia, France and Japan. In addition, the Company has established sales and support offices in England, France, Australia and Japan, and expects international sales to continue to become a more significant component of its business. However, there can be no assurance that the Company will be able to maintain or increase international market demand for its products. In addition, international expansion may require the Company to establish additional foreign operations and hire additional personnel. This may require significant management attention and financial resources and could adversely affect the Company's operating margin. To the extent the Company is unable to expand foreign operations in a timely manner, its growth, if any, in international sales will be limited, and its business, operating results and financial condition could be materially and adversely affected.

Risks Related to Foreign Exchange Rate Fluctuations

At June 30, 2002, a significant portion of the Company's cash was held in Pound Sterling and other foreign currencies (Australian Dollars, Euros, Japanese Yen, and French Francs). In the future, the Company may need to exchange some of the cash held in Pound Sterling, or other foreign currencies, to U.S. Dollars. The Company does not engage in hedging transactions, and an unfavorable foreign exchange rate at the time of conversion to U.S. Dollars would adversely affect the net fair value of the foreign denominated cash upon conversion.

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

The Company's international sales are generated through its international sales subsidiaries and indirect sales channel partners creating a risk of foreign currency translation gains and losses. To the extent profit is generated or losses are incurred in foreign countries, the Company's effective income tax rate may be materially and adversely affected. In some markets, localization of the Company's products will be essential to achieve market penetration. The Company may incur substantial costs and experience delays in localizing its products, and there can be no assurance that any localized product will ever generate significant revenues. There can be no assurance that any of the factors described herein will not have a material adverse effect on the Company's future international sales and operations and, consequently, its business, operating results and financial condition.

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

Lengthy Sales and Implementation Cycle; Large Order Size

The purchase and implementation of the Company's software products by a customer generally involves a significant commitment of capital over a long period of time, with the risk of delays frequently associated with large capital expenditures and implementation procedures within an organization, such as budgetary constraints and internal approval review. During the sales process, the Company may devote significant time and resources to a prospective customer, including costs associated with multiple site visits, product demonstrations and feasibility studies, and experience significant delays over which the Company will have no control. Any such delays in the execution of orders have caused, and may in the future cause, material fluctuations in the Company's operating results.

In addition, following license sales, the implementation of the Company's PassPort and EMPAC products generally involves a lengthy process, including customer training and consultation. A successful implementation requires a close working relationship between the Company, the customer and, if applicable, third party consultants and systems integrators who assist in the process. These factors may increase the costs associated with completion of any given sale, risks of collection of amounts due during implementation, and risks of cancellation or delay of such sales. Delays in the completion of a product implementation may require that the revenues associated with such implementation be recognized over a longer period than originally anticipated. Such delays in the implementation have caused, and may in the future cause, material fluctuations in the Company's operating results. Similarly, customers may cancel implementation projects at any time without penalty, and such cancellations could have a material adverse effect on the Company's business or results of operations. Because the Company's expenses are relatively fixed, a small variation in the timing of recognition of specific revenues can cause significant variations in operating results from quarter to quarter and may in some future quarter result in losses or have a material adverse effect on the Company's business or results of operations.

Dependence on Licensed Technology from Third Parties

Elements of the Company's products are licensed from third parties under agreements, which may include certain warranties and representations that the Company typically seeks to pass through to the end users through contractual provisions. Reliance on software licensed from third parties can materially impact the cost of licensing revenue and reduce gross margins on licensing fees for some software modules of products. Moreover, the loss of the Company's right to use and license such technology could limit the Company's ability to successfully market certain modules or products. While the Company believes that it would be able to either license or develop alternatives to such component technologies, there can be no assurance that the Company would be able to do so, or that such alternatives would achieve market acceptance or be available on a timely basis. Failure to obtain the necessary licenses or to develop needed technologies could have a material adverse effect on the Company's business, operating results and financial condition.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company's cash flow can be exposed to market risks in the form of changes in interest rates in its short-term borrowings available under its revolving bank line of credit as well as its investments in certain available-for-sale securities. The Company's cash management and investment policies restrict investments to highly liquid, low risk debt instruments. The Company currently does not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move (decrease in) interest rates along the entire interest rate yield curve would adversely affect the net fair value of all interest sensitive financial instruments by approximately $0.5 million at June 30, 2002.

We provide our services to customers in the United States, Europe, Asia Pacific and elsewhere throughout the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Sales are primarily made in U.S. Dollars; however, as we continue to expand our operations, more of our contracts may be denominated in Australian Dollars, Pound Sterling, Euros and Japanese Yen. A strengthening of the U.S. Dollar could make our products less competitive in foreign markets. A hypothetical 5% unfavorable foreign currency exchange move versus the U.S. Dollar, across all foreign currencies, would adversely affect the net fair value of foreign denominated cash, cash equivalent and investment financial instruments by approximately $1.3 million at June 30, 2002.

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 2, 2002, the Company sold 68,369 shares of its Common Stock to an accredited investor under Section 506 of Regulation D at a purchase price of $2.90 per share, for an aggregate purchase price of $198,270.10. This sale was made pursuant to the exercise of a warrant held by the accredited investor. The proceeds of the sale shall be used for working capital purposes.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


a.       The Company held its annual meeting of stockholders on May 9, 2002.

b. Richard H. Beatty, Gayle A. Crowell, Edward Grzedzinski, Kent O. Hudson, William H. Janeway, Joseph P. Landy, Thomas R. Madison, Jr., Thomas S. Robertson and Thomas E. Timbie were elected to the Board of Directors at the Company's annual meeting.

c. At the annual meeting, the Company's stockholders voted on the following matters:

         (1) The election of nine (9) Directors. All Directors nominated were elected.

              Name of Director              Number of Votes For        Number of Votes Withheld
              Richard H. Beatty*            25,640,177                          404,680
              Gayle A. Crowell              25,975,481                           69,376
              Edward Grzedzinski            25,975,881                           68,976
              Kent O. Hudson*               25,637,777                          407,080
              William H. Janeway            25,975,481                           69,376
              Joseph P. Landy               25,975,481                           69,376
              Thomas R. Madison, Jr.        25,635,757                          409,100
              Thomas S. Robertson           25,976,081                           68,776
              Thomas E. Timbie              25,975,081                           69,776

         *Note: Messrs. Beatty and Hudson subsequently resigned from the Board effective June 30, 2002 and the Board was reduced in size to seven directors.

         (2) Ratification and approval of the appointment by the Board of Directors of Ernst & Young LLP as independent auditors of the Company for the year ending December 31, 2002. There were 25,985,281 votes cast in favor of the appointment and 57,976 votes were cast against it. There were 1,600 abstentions and no broker non-votes.

ITEM 5.       OTHER INFORMATION

              None.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              The Company did not file any Reports on Form 8-K during the quarter ended June 30, 2002.

         The following exhibits are filed herewith or incorporated by reference.

EXHIBIT
 NUMBER                          DESCRIPTION
 ------                          -----------
99.1     Chief Executive Officer and Chief Financial Officer certifications pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                      INDUS INTERNATIONAL, INC.
                                                (Registrant)












Date:  August 14, 2002
                                      /s/ Jeffrey A. Babka
                                      -----------------------------------------
                                      Jeffrey A. Babka
                                      Executive Vice President Finance and
                                      Administration and Chief Financial Officer
                                      Principal Financial & Accounting Officer

EXHIBIT INDEX


EXHIBIT
 NUMBER                          DESCRIPTION
 ------                          -----------
99.1     Chief Executive Officer and Chief Financial Officer certifications pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.