Form 10-Q
period 2002-09-30
INDUS INTERNATIONAL INC
filed 2002-11-14
CIK 1041333

================================================================================

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------


                                    Form 10-Q


(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2002

                                       or

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

As of November 11, 2002, the Registrant had outstanding 35,175,023 shares of Common Stock, $.001 par value.

--------------------------------------------------------------------------------

================================================================================

                                TABLE OF CONTENTS

                          PART I: FINANCIAL INFORMATION                                                          PAGE
                                                                                                                 ----
Item  1.       Financial Statements (Unaudited):
               Condensed Consolidated Statements of Operations - three and nine months ended
                   September 30, 2002 and 2001................................................................    3
               Condensed Consolidated Balance Sheets - September 30, 2002 and December 31, 2001...............    4
               Condensed Consolidated Statements of Cash Flows - nine months ended
                   September 30, 2002 and 2001................................................................    5
               Notes to Condensed Consolidated Financial Statements...........................................    6
Item  2.       Management's Discussion and Analysis of Financial Condition and Results of Operations..........   11
Item  3.       Quantitative and Qualitative Disclosures About Market Risks....................................   27
Item  4.       Controls and Procedures........................................................................   27

                           PART II: OTHER INFORMATION

Item  1.       Legal Proceedings..............................................................................   28
Item  2.       Changes in Securities and Use of Proceeds......................................................   28
Item  3.       Defaults Upon Senior Securities................................................................   28
Item  4.       Submission of Matters to a Vote of Security Holders............................................   28
Item  5.       Other Information..............................................................................   28
Item  6.       Exhibits and Reports on Form 8-K...............................................................   28


               Signature......................................................................................   29

                          PART I: FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                            INDUS INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)

                                   (Unaudited)

                                                       THREE MONTHS ENDED                NINE MONTHS ENDED
                                                          SEPTEMBER 30,                    SEPTEMBER 30,
                                                 ------------------------------     ------------------------------
                                                    2002                2001           2002                2001
                                                 -----------        -----------     -----------        -----------
REVENUES:
    Software license fees .............          $  3,057           $ 5,203          $ 11,596           $  11,540
    Services, maintenance and other ...            23,400            39,004            78,335             118,179
                                                 --------           -------          --------           ---------
        Total revenues ................            26,457            44,207            89,931             129,719
Cost of revenues ......................            13,868            19,757            46,144              61,211
                                                 --------           -------          --------           ---------
Gross margin ..........................            12,589            24,450            43,787              68,508
                                                 --------           -------          --------           ---------
OPERATING EXPENSES:
     Research and development .........            10,607            12,825            35,588              36,629
     Sales and marketing ..............             7,256             7,165            22,338              22,430
     General and administrative .......             2,768             4,246            11,752              13,929
     Restructuring expenses ...........                --                --             7,425              10,169
                                                 --------           -------          --------           ---------
       Total operating expenses .......            20,631            24,236            77,103              83,157
                                                 --------           -------          --------           ---------
Income (loss) from operations .........            (8,042)              214           (33,316)            (14,649)
Interest and other income, net ........                31               453             1,029               1,830
                                                 --------           -------          --------           ---------
Income (loss) before income taxes .....            (8,011)              667           (32,287)            (12,819)
Provision (benefit) for income taxes ..            (4,728)              284            (4,426)                (96)
                                                 --------           -------          --------           ---------
Net income (loss) .....................          $ (3,283)          $   383          $(27,861)          $ (12,723)
                                                 ========           =======          ========           =========

NET INCOME (LOSS) PER SHARE:
Basic .................................          $  (0.09)          $  0.01          $  (0.79)          $   (0.37)
                                                 ========           =======          ========           =========
Diluted ...............................          $  (0.09)          $  0.01          $  (0.79)          $   (0.37)
                                                 ========           =======          ========           =========

Shares used in computing per share data
Basic .................................            35,175            34,906            35,236              34,799
Diluted ...............................            35,175            37,338            35,236              34,799



                             See accompanying notes

                            INDUS INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                  (Unaudited)
        ASSETS                                                September 30, 2002    December 31, 2001
                                                              ------------------    -----------------
Current assets:
     Cash and cash equivalents ..........................          $  42,962           $  59,901
     Marketable securities ..............................                871               1,757
     Restricted cash ....................................              5,015                  --
     Billed accounts receivable, net of allowance for
        doubtful accounts of $2,224 at September 30, 2002
        and $5,713 at December 31, 2001 .................             15,429              31,337
     Unbilled accounts receivable .......................              3,517              14,666
     Income tax receivable ..............................              5,596               1,430
     Other current assets ...............................              6,010               5,445
                                                                   ---------           ---------
        Total current assets ............................             79,400             114,536
Property and equipment, net .............................             18,469              21,877
Other assets ............................................              1,702               2,754
                                                                   ---------           ---------
        Total assets ....................................          $  99,571           $ 139,167
                                                                   =========           =========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ...................................          $   5,300           $   6,190
     Income tax liability ...............................              4,511               1,747
     Other accrued liabilities ..........................             18,617              24,432
     Current portion of obligations under capital leases                 259                   4
     Deferred revenue ...................................             29,328              39,970
                                                                   ---------           ---------
        Total current liabilities .......................             58,015              72,343
Obligations under capital leases and other liabilities ..              8,216               5,878
Stockholders' equity:
     Common stock .......................................                 35                  35
     Additional paid-in capital .........................            125,280             123,671
     Treasury stock .....................................             (4,680)             (2,181)
     Note receivable from stockholder ...................                 --                 (55)
     Deferred compensation ..............................               (128)               (157)
     Accumulated deficit ................................            (86,148)            (58,287)
     Accumulated other comprehensive loss ...............             (1,019)             (2,080)
                                                                   ---------           ---------
        Total stockholders' equity ......................             33,340              60,946
                                                                   ---------           ---------
        Total liabilities and stockholders' equity ......          $  99,571           $ 139,167
                                                                   =========           =========


                             See accompanying notes.

                            INDUS INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                Nine Months Ended
                                                                   September 30,
                                                           ------------------------------
                                                               2002               2001
                                                           -----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..............................................       $(27,861)          $(12,723)
    Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization ...................         6,336              5,966
       Loss on sale of fixed assets ....................           130                 --
       Changes in operating assets and liabilities:
          Billed accounts receivable ...................        15,908             12,971
          Unbilled accounts receivable .................        11,149            (10,799)
          Other current assets .........................          (565)             5,163
          Other accrued liabilities ....................        (5,072)             7,682
          Deferred revenue .............................       (10,642)             2,746
          Other operating assets and liabilities .......          (682)            (1,577)
                                                              --------           --------
Net cash (used in) provided by operating activities ....       (11,299)             9,429
                                                              --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of marketable securities .................       (35,854)           (42,819)
    Sales of marketable securities .....................        37,799             57,819
    Increase in restricted cash ........................        (5,015)                --
    Acquisitions of property and equipment, net ........        (2,619)            (2,831)
                                                              --------           --------
Net cash (used in) provided by investing activities ....        (5,689)            12,169
                                                              --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of capital leases ........................          (108)               (55)
    Proceeds from issuance of common stock .............         1,610                816
    Purchase of treasury stock .........................        (2,500)                --
                                                              --------           --------
Net cash (used in) provided by financing activities ....          (998)               761
                                                              --------           --------

Effect of exchange rate differences on cash ............         1,047                117

Net (decrease) increase in cash and cash equivalents ...       (16,939)            22,476
Cash and cash equivalents at beginning of period .......        59,901             37,535
                                                              --------           --------
Cash and cash equivalents at end of period .............      $ 42,962           $ 60,011
                                                              ========           ========



                             See accompanying notes.

                            INDUS INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.       BUSINESS AND BASIS OF PRESENTATION

Indus International, Inc. (the "Company" or "Indus") develops, markets, implements and supports integrated Enterprise Asset Management ("EAM") and supply chain software and service products for capital-intensive industries worldwide. The Company's three principal software products are PassPort, EMPAC and Indus InSite(TM), which is offered as a hosted product. These products are implemented by the Company's Professional Services organization and supported by its Worldwide Customer Service organization. The Company derives its revenues from software licensing fees, implementation and training services, maintenance fees and hosting services. The Company was formed through the combination of The Indus Group, Inc., a California corporation, and TSW International, Inc., a Georgia corporation, in August 1997.

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

The Company markets its principal EAM products, known as PassPort, EMPAC and Indus InSite, internationally and to distinct industry segments. Overall Indus' products and services consist of scalable, flexible business application software; regional professional services centers positioned throughout the Americas, Europe, the Middle East and Africa, and Asia Pacific; and service packages, which support such functional areas as: asset and work management, materials procurement and eProcurement, knowledge management, safety and regulatory compliance, mobile computing, electronic document management, and integration with financial and human resources products.

Historically, the Company has been focused on delivering PassPort and EMPAC products to industries that have very complex assets, such as utilities, oil and gas drilling and refining, defense, pulp and paper, metals and mining, and process manufacturing. In March 2002, the Company launched Indus InSite, a product designed for the collaborative asset management market that is accessible through the Internet. Indus InSite was developed using a pure JAVA 2 EE design, thereby ensuring compliance with Internet standards, and is designed to deliver collaborative asset management to the mid-tier market of industries with less complex assets. Indus InSite brings Indus EAM expertise to the mid-tier market of industries that need asset management functionality, but with higher collaborative capabilities and much lower cost points.

In 2003, Indus will incorporate the broader functionality of the EMPAC product into InSite and consolidate EMPAC and InSite onto a single development platform. The Company believes that this consolidated platform will lower its costs and enhance its ability to deliver competitive software products at economical prices. The expanded InSite platform will also be functionally richer than EMPAC, making it an attractive option for existing EMPAC customers, with whom Indus will work to develop migration plans.

The accompanying unaudited condensed consolidated financial information has been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's ("SEC") rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position at September 30, 2002 and results of operations and cash flows for all periods presented have been made. The condensed, consolidated balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date. Certain prior period amounts have been reclassified to conform to current period classifications.

These condensed, consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2001 that are included in the Company's 2001 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The consolidated results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for any subsequent quarter or period, or for the entire year ending December 31, 2002.

2.       COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), which includes net income (loss), plus foreign currency translation effects and unrealized gain (loss) on securities investments, amounted to ($3.0) million and $1.9 million, for the three months ended September 30, 2002 and 2001, respectively, and ($26.8) million and ($12.6) million for the nine months ended September 30, 2002 and 2001, respectively.

3.       SIGNIFICANT CUSTOMERS

In the first quarter of 2001, the Company announced that the United Kingdom's Ministry of Defense ("MoD") had selected the Company as the application provider for the MoD's Defense Stores Management Solution ("DSMS") for logistics and asset management. The DSMS project represented 29.0% and 24.0% of the Company's revenues for the three and nine months ended September 30, 2001, respectively. On January 2, 2002, the Company announced that the MoD had reduced the scope of its DSMS project due to budget constraints in its current fiscal year, which ended March 31, 2002. On January 24, 2002, the Company announced that it received notification that the MoD has suspended all current contractual work on this project, as it reviews its priorities against long-term resource availability. The MoD has not advised the Company when this review will be completed. The DSMS contract represented 6.0% and 2.1% of the Company's revenues for the three and nine months ended September 30, 2002, respectively.

In the third quarter of 2001, the Company announced that Magnox Electric Plc ("Magnox") had selected the Company to provide work management and compliance system software for eight nuclear stations. The Company is providing a total business solution, including the PassPort product suite, implementation services, and five years of application hosting via Indus' web hosting services. Magnox is a wholly-owned subsidiary of British Nuclear Fuels Ltd ("BNFL"), operating BNFL's nuclear power stations. The project is scheduled to include eight site implementations into 2003. The Magnox contract represented 9.2% and 4.5% of the Company's revenues for the three months ended September 30, 2002 and 2001, respectively, and 12.2% and 2.3% of the Company's revenues for the nine months ended September 30, 2002 and 2001, respectively.

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

In the second quarter of 2002, the Company incurred restructuring expenses of $4.0 million. These expenses related to a change in the Company's estimates of excess lease costs associated with subleasing redundant office space in San Francisco, Dallas and Pittsburgh. Due to the excess capacity of available lease space in these markets, lease rates have significantly declined. In San Francisco, rates have declined from approximately $60 per square foot at the beginning of 2001 to the $18-$20 per square foot range, which is below the Company's actual lease cost of $45 per square foot. In Dallas and Pittsburgh, current lease rates for both markets are in the $10-$14 range, which is below the Company's actual lease costs of $25-$26 per square foot.

In the third quarter of 2002, the Company announced that it was developing plans for a reduction in workforce and other cost reductions, and that due to unfavorable financial performance since the fourth quarter of 2001 and recently completed reviews of worldwide operations, it would reconfigure its business model to more effectively develop and support new product offerings and broader distribution alternatives across the Company's product platforms. The Company advised that these changes are designed to minimize the Company's reliance on large-scale projects and broaden the Company's focus on expanded market segments in order to create revenue growth. The first of these actions was taken in July 2002, with the reduction of 31 positions in professional services and administrative functions in the United States, Canada and Australia. In addition, in August 2002 the Company announced that due to current customer and development commitments, the initiatives announced in July 2002 are anticipated to be completed by the end of the second quarter of 2003. Costs incurred to date in connection with these actions have not been separately identified as restructuring charges in the accompanying Condensed Consolidated Financial Statements.

The following is a summary of activity in the restructuring accrual for the nine months ended September 30, 2002:


     (In thousands)               Severance and
                                  Related Costs    Equipment    Facilities      Total
                                  -------------    ---------   -----------     --------
Balance at 12/31/01 ............     $ 174          $  --       $  7,332       $  7,506
                                     -----          -----       --------       --------
  Payments in Q1 2002 ..........        --             (6)          (527)          (533)
  Accruals in Q1 2002 ..........       649            953          1,721          3,323
                                     -----          -----       --------       --------
Balance at 3/31/02 .............     $ 823          $ 947       $  8,526       $ 10,296
                                     -----          -----       --------       --------
  Payments in Q2 2002 ..........      (754)          (947)          (754)        (2,455)
  Accruals in Q2 2002 ..........       (44)            --          3,967          3,923
                                     -----          -----       --------       --------
Balance at 6/30/02 .............     $  25          $  --       $ 11,739       $ 11,764
                                     -----          -----       --------       --------
  Payments in Q3 2002 ..........        (8)            --         (1,049)        (1,057)
                                     -----          -----       --------       --------
Balance at 9/30/02 .............     $  17          $  --       $ 10,690       $ 10,707
                                     -----          -----       --------       --------


The Company does not anticipate taking any significant further restructuring charges relating to the suspension of the MoD DSMS project. The Company could incur future restructuring charges or credits, in the event that the underlying assumptions used to develop the Company's estimates of excess lease costs, such as the timing and the amount of any sublease income, change.

5.       EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed using net income and the weighted average number of common shares outstanding during each period. Diluted earnings
(loss) per share is computed using net income and the weighted average number of outstanding common shares and dilutive common stock equivalents during each period, reflecting the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

For the three month period ending September 30, 2002 and nine month periods ending September 30, 2002 and 2001, the Company has not included shares of common stock issuable upon exercise of options and warrants in the calculation of EPS as such inclusion would have an anti-dilutive effect. Approximately 10.2 million and 9.0 million common stock options and warrants were outstanding at September 30, 2002 and 2001, respectively.

The calculation of the weighted average number of shares outstanding for the three and nine month periods ended September 30, 2002 and 2001 are as follows (in thousands):


                                                     Three Months Ended           Nine Months Ended
                                                        September 30,               September 30,
                                                  ------------------------    --------------------------
                                                     2002          2001          2002            2001
                                                  ---------     ----------    ---------        ---------
Weighted average shares outstanding
  - used for basic ...........................     35,175          34,906       35,236          34,799

Options using the treasury stock method ......         --           2,246           --              --

Dilutive effect of warrants ..................         --             186           --              --
                                                   ------          ------       ------          ------

Weighted average shares outstanding and
  dilutive equivalents - used for diluted ....     35,175          37,338       35,236          34,799
                                                   ======          ======       ======          ======


6.       RECENT ACCOUNTING PRONOUNCEMENTS

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. In addition, SFAS No. 145 rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. SFAS No. 145 amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for financial statements issued on or after May 15, 2002. The Company adopted SFAS No. 145 effective May 15, 2002, with no significant impact on its financial statements.

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No. 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities, including a definition of Restructuring, and nullifies EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The effective date of SFAS No. 146 is January 1, 2003, with early application encouraged. The Company will adopt SFAS No. 146 on January 1, 2003. Management is presently assessing the potential impact of SFAS No. 146.

7.       INCOME TAXES

In March 2002, United States federal income tax laws were changed to allow for the carryback of net operating losses to the previous five years, whereas previously the maximum period of carryback was two years. Based on this new law and losses incurred in 2001 and to date in 2002, the Company recorded the benefit of the new carryback provisions for losses incurred in these periods. In July 2002 the Company received a refund of $2.5 million from carryback of the 2001 loss, and anticipates receiving an additional $0.5 million for that year before the end of 2002. Application for the carryback of 2002 losses will be made in 2003, concurrent with the filing of the Company's 2002 federal income tax return.

At September 30, 2002, the Company has a net operating loss of approximately $36.0 million, inclusive of losses through the first nine months of 2002, to carry forward which, subject to certain limitations, may be used to offset future income through 2022.

8.       STOCK REPURCHASE

In July 1999, the Company's Board of Directors approved a stock repurchase program for up to 2.0 million shares of the Company's outstanding common stock. The Company is authorized to use available cash to buy back its shares in open market transactions from time to time, subject to price and market conditions. As of September 30, 2002, the Company held as treasury stock 435,500 shares that had been repurchased under the program.

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

9.       RESTRICTED CASH

Certain certificates of deposit, performance bonds, compensating balances and other accounts are considered restricted cash. The Company had restricted cash of approximately $5.3 million on September 30, 2002 and $0.3 million on December 31, 2001.

During the first quarter of 2002, the Company generated a net loss of $9.5 million. This loss, as well as the Company's second and third quarter 2002 losses of $15.1 million and $3.3 million, respectively, triggered a default of the profitability and minimum tangible net worth covenants within the Company's revolving bank line of credit. This default requires the Company to establish and maintain a restricted compensating balance with the lender, California Bank & Trust, equal to all outstanding credit line and letter of credit usage. On April 1, 2002, the Company established a restricted, interest bearing, compensating balance account for $2.3 million, to support a standby letter of credit for the same amount, held by the Company's San Francisco office landlord. No other usage of the line of credit is anticipated and the Company intends to maintain the restricted compensating balance for as long as it is required.

At September 30, 2002, the Company had additional, current restricted cash of approximately $2.7 million, related to a 1.8 million Pound Sterling performance bond maturing in July 2003, that was established in April 2002 for the Magnox project. The recoverability of these restricted investments is generally tied to satisfactory fulfillment of the San Francisco lease obligation and to specific performance criteria in license and/or professional services contracts.

10.      LITIGATION

In June 2000, the Company was served with a demand for arbitration by William Grabske, the Company's former Chief Executive Officer. Mr. Grabske seeks enforcement of a purported Settlement Agreement and Mutual Release. The demand seeks severance pay and reimbursement of expenses of approximately $1.0 million plus interest, options to purchase approximately 200,000 shares of stock in the Company, and fees and costs. The Company intends to vigorously contest Mr. Grabske's demand and has asserted various counterclaims.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect management's current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of phrases and expressions such as "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "will" or other similar words or phrases. Forward-looking statements include, without limitation, statements related to: the Company's plans, objectives, expectations and intentions; the timing, availability and functionality of products under development or recently introduced; and market and general economic conditions. These forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. Important factors that might cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, those discussed in the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Future Performance" beginning on page
18. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission ("SEC"), including the Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and the quarterly reports on Form 10-Q filed by the Company in fiscal 2002.

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

We have identified the policies below as critical to the Company's business operations and the understanding of the Company's results of operations. For a detailed discussion on the application of these and other accounting policies, see the Notes to Consolidated Financial Statements contained within the Company's 2001 Annual Report on Form 10-K, as filed with the SEC.

Revenue Recognition:

Revenues from the Company's professional services, which include consulting, implementation and training services, are generally time and material based and are recognized as the work is performed. Delays in project implementation will result in delays in revenue recognition. Some professional services involve fixed-price and/or fixed-time arrangements and are recognized using contract accounting, which requires the accurate estimation of the cost, scope and duration of each engagement. Revenue and the related costs for these projects are recognized on the percentage-of-completion method, with progress-to-completion measured by using labor cost inputs and with revisions to estimates reflected in the period in which changes become known. Project losses are provided for in their entirety in the period they become known. If the Company does not accurately estimate the resources required or the scope of work to be performed, or does not manage its projects properly within the planned periods of time or satisfy its obligations under the contracts, then future consulting margins on these projects may be negatively affected or losses on existing contracts may need to be recognized.

Accounts Receivable and Allowance for Doubtful Accounts:

Billed and unbilled accounts receivable comprise trade receivables that are credit based and do not require collateral. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability or failure of its customers to make required payments. The Company fully reserves for all billed accounts receivable over 120 days, plus 1.5% of the remaining billed accounts receivable, plus any other amounts where the Company deems there is collectibility risk. If the methodology the Company uses to calculate these estimates does not properly reflect future collections, revenue could be overstated or understated. On an ongoing basis, the Company evaluates the collectibility of accounts receivable based upon historical collections and an assessment of the collectibility of specific accounts. The Company evaluates the collectibility of specific accounts using a combination of factors, including the age of the outstanding balance(s), evaluation of the account's financial condition and credit scores, recent payment history, and discussions with the Company's account executive for the specific customer and with the customer directly. Based upon this evaluation of the collectibility of accounts receivable, any increase or decrease required in the allowance for doubtful accounts is reflected in the period in which the evaluation indicates that a change is necessary. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance amounted to $2.2 million as of September 30, 2002 and $5.7 million as of December 31, 2001. The reduction in the allowance from December 31, 2001 to September 30, 2002 is due to lower revenues during the first nine months of 2002, translating to a lower billed accounts receivable balance and correspondingly lower necessary reserves. Additionally, during the first nine months of 2002 significant collection activity has resulted in the Company reducing the reserve balance.

The Company generates a significant portion of revenues and corresponding accounts receivable from sales to the utility industry. As of September 30, 2002, approximately $12.5 million of the Company's gross billed accounts receivable were attributable to software license fees and support and services sales to utility customers. In determining the Company's allowance for doubtful accounts, the Company has considered the utility industry's financial condition, as well as the financial condition of individual utility customers. The Company does not foresee collectibility issues related to the utility industry in general, except for specific customers for which the Company has specifically reserved for potential uncollectibility.

The Company generated 9.2% of its revenues during the quarter ended September 30, 2002 from a single customer, Magnox, in the United Kingdom. As of September 30, 2002, approximately $1.1 million of the Company's accounts receivable were attributable to this customer. The Company does not anticipate accounts receivable collectibility issues related to this customer.

The Company generates a significant portion of its revenues and corresponding accounts receivable through sales denominated in currencies other than the U.S. Dollar. As of September 30, 2002, approximately $4.5 million of the Company's gross billed accounts receivable were denominated in foreign currencies, of which approximately $2.3 million were denominated in Pound Sterling. Historically, the foreign currency gains and losses on these receivables have not been significant, and the Company has determined that foreign currency derivative products are not required to hedge the Company's exposure. If there were a significant decline in the Pound Sterling exchange rate, the U.S. Dollar equivalents received from the Company's customers could be significantly less than the reported amount. A decline in the exchange rate of the Pound Sterling to the U.S. Dollar of 10% from the rate as of September 30, 2002 would result in an exchange loss of approximately $0.2 million.

Restructuring:

At September 30, 2002, the Company had a balance in accrued liabilities of approximately $10.7 million related to restructuring charges. This restructuring liability represents lease costs for redundant San Francisco office space, due to the relocation of the Company's headquarters and certain administrative functions to Atlanta, Georgia, in 2000 and 2001, as well as lease costs associated with closing the Company's Dallas office and reducing leased space in the Company's Pittsburgh office, due to the suspension of the MoD's DSMS project and subsequent demobilization and reduction in workforce. The Company could incur future charges or credits in the event that the underlying assumptions used to develop the Company's estimates of excess lease costs, such as the timing and the amount of any sublease income, change.

Currently, the Company has sublease arrangements for four of the five redundant San Francisco office floors. The Company estimates that the remaining floor will come under sublease arrangement in 2003. The four floors currently under subleases are projected to generate approximately $5.3 million in sublease income from October 2002 through May 2008, the date of the expiration of these leases. The Company estimates that sublease arrangements for all five floors could generate approximately $6.2 million of sublease income from October 2002 through May 2008. If the Company is unable to sublease the remaining floor, the shortfall of $1.0 million of estimated sublease income will generate charges against the Company's income from 2003 through 2008, with the 2003 charge being approximately $77,000. Conversely, the Company could generate higher than estimated sublease income from 2002 through 2008, if the remaining floor is sublet faster and/or at higher than estimated sublease rental rates. Any required increase or decrease in the restructuring accrual would be reflected in the period in which the evaluation indicates that a change is necessary.

The Company has no sublease arrangements for the redundant Dallas and Pittsburgh office space. The Company estimates that this office space will come under sublease arrangements in 2003. The Company estimates that sublease arrangements for all of the Dallas and Pittsburgh office space could generate approximately $0.9 million of sublease income from 2003 through 2005. If the Company is unable to sublease the office space, the shortfall of $0.9 million of estimated sublease income will generate charges against the Company's income from 2003 through 2005. Conversely, the Company could generate higher than estimated sublease income from 2003 through 2005 from faster signing of subleases and/or from higher than estimated sublease rental rates. Any required increase or decrease in the restructuring accrual will be reflected in the period in which the evaluation indicates that a change is necessary.

As noted above under Note 6 to the Condensed Consolidated Financial Statements entitled "Recent Accounting Pronouncements," Statement of Financial Accounting Standards No. 146 establishes a definition of restructuring that is more restrictive than that used previously. The Company may incur future charges that previously have been recorded as restructuring charges but under the new definition may not be separately identified.

CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of total revenues represented by certain line items in the Company's consolidated statements of operations:

                          PERCENTAGE OF TOTAL REVENUES


                                                      THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                        SEPTEMBER 30,                         SEPTEMBER 30,
                                                    ------------------------             ------------------------
                                                     2002              2001              2002               2001
                                                    -----              -----             -----              -----
Revenues:
    Software license fees ..............             11.6%              11.8%             12.9%               8.9%
    Services, maintenance and other ....             88.4%              88.2%             87.1%              91.1%
                                                    -----              -----             -----              -----
        Total Revenues .................            100.0%             100.0%            100.0%             100.0%
Cost of revenues .......................             52.4%              44.7%             51.3%              47.2%
                                                    -----              -----             -----              -----
Gross margin ...........................             47.6%              55.3%             48.7%              52.8%
                                                    -----              -----             -----              -----
OPERATING EXPENSES:
     Research and development ..........             40.1%              29.0%             39.6%              28.2%
     Sales and marketing ...............             27.4%              16.2%             24.8%              17.3%
     General and administrative ........             10.5%               9.6%             13.1%              10.7%
     Restructuring expenses ............              0.0%               0.0%              8.2%               7.8%
                                                    -----              -----             -----              -----
       Total operating expenses ........             78.0%              54.8%             85.7%              64.0%
                                                    -----              -----             -----              -----
Income (loss) from operations ..........            (30.4%)              0.5%            (37.0%)            (11.2%)
Interest and other income ..............              0.1%               1.0%              1.1%               1.4%
                                                    -----              -----             -----              -----
Income (loss) before income taxes ......            (30.3%)              1.5%            (35.9%)             (9.8%)
Provision (benefit) for income taxes ...            (17.9%)              0.6%             (4.9%)              0.0%
                                                    -----              -----             -----              -----
Net (income) loss ......................            (12.4%)              0.9%            (31.0%)             (9.8%)
                                                    =====              =====             =====              =====

Revenues. The Company's revenues are derived from software licensing fees and from professional services, which include implementation, consulting and training services, customer funded development, support fees and hosting fees. During the three months ended September 30, 2002, total revenues decreased 40% to $26.5 million, as compared to $44.2 million in the same period of 2001. In the first nine months of 2002, total revenues decreased 31% to $89.9 million, as compared to $129.7 million in the same period of 2001.

Revenues from software licensing fees were 12% of total revenues for the three months ended September 30, 2002 and 2001, and were 13% and 9% of total revenues for the nine months ended September 30, 2002 and 2001, respectively. Revenues from software licensing fees decreased 41% to $3.1 million in the quarter ended September 30, 2002 from $5.2 million for the same period of 2001, and remained constant at $12 million for the nine months ended September 30, 2002 and 2001. The decrease in revenues from software license fees is a result of a lower level of new license revenue bookings during 2002, offset in part by implementation and delivery from the deferred revenue backlog the Company had when entering 2002. The year-to-date new license revenue bookings for the Company were $3.8 million through September 30, 2002, which was significantly below the $20.3 million booked for the same period of 2001. The lower new license revenue bookings during 2002 are due to the weakness in capital spending in the primary vertical markets served by the Company, which include utilities, defense, pulp and paper, mining and metals, and oil and gas. The year-to-date license bookings for 2002 of $3.8 million exclude the imputed license value of $2.0 million from a web hosting sale. The $2.0 million imputed value for this contract represents the license revenue that would have been booked had this been a traditional license. Revenue from this web hosting contract, when and if recognized, will be recognized as service revenue.

Revenues from support and services were 88% of total revenues for the three months ended September 30, 2002 and 2001, and were 87% and 91% of total revenues for the nine months ended September 30, 2002 and 2001, respectively. Revenues from support and services decreased by 40% to $23.4 million for the three months ended September 30, 2002 from $39.0 million in the same period of 2001, and decreased by 34% to $78.3 million for the nine months ended September 30, 2002 from $118.2 million in the same period of 2001. This decrease is attributable to the suspension of the MoD's DSMS project, which was previously announced in January 2002. Excluding the DSMS project, revenues from support and services decreased by 16% to $21.8 million for the three months ended September 30, 2002 from $26.1 million in the same period of 2001, and decreased 14% to $76.4 million for the nine months ended September 30, 2002 from $89.2 million in the same period of 2001. Excluding the DSMS project, the lower 2002 revenues from support and services are due to lower implementation consulting services in 2002 resulting from the Company's lower level of new license revenue bookings during 2002, as well as lower services revenue from the multi-year British Energy project as it winds down toward completion in early 2003. These decreases were offset by higher services and web hosting revenue from the Magnox project, which started in the second quarter of 2001. The Magnox contract represented 9.2% and 4.5% of the Company's revenues for the three months ended September 30, 2002 and 2001, respectively, and 12.2% and 2.3% of the Company's revenues for the nine months ended September 30, 2002 and 2001, respectively.

From a geographic perspective, during the three months ended September 30, 2002, 70% of revenues were generated in North America, 26% of revenues were generated in EMEA (Europe, Middle East and Africa), and the remaining 4% were generated in APAC (Asia and the Pacific Rim), as compared to 57% of revenues from North America, 42% from EMEA and 1% from APAC during the three months ended September 30, 2001. During the first nine months of 2002, 70% of revenues were generated in North America, 25% of revenues were generated in EMEA, and the remaining 5% were generated in APAC, as compared to 63% of revenues from North America, 34% from EMEA and 3% from APAC during the nine months ended September 30, 2001. As most of the Company's contracts for the three and nine months ending September 30, 2002 and 2001 are denominated in U.S. dollars, foreign currency fluctuations have not significantly impacted the Company's results of operations.

The Company had total deferred revenue of $29.3 million as of September 30, 2002 and $40.0 million as of December 31, 2001. The decrease in total deferred revenue is due to the lower level of new license bookings during 2002. The Company had deferred licensing revenue in the amount of $14.4 million at September 30, 2002 and $21.1 million at December 31, 2001. The decrease in deferred licensing revenue reflects more recognition of revenue from the deferred license bookings generated prior to 2002 than was deferred during the first nine months of 2002 from new licensing contracts.

Cost of Revenues. Cost of revenues consists of (i) personnel and related costs for implementation and consulting services, (ii) personnel and related costs for training and customer support services, (iii) amortization of license fees paid to third parties for inclusion of their products in the Company's software, and (iv) personnel, data maintenance and related costs for web hosting services. Gross profits on license fees are substantially higher than gross profits on services revenues, due to the relatively high personnel costs associated with providing implementation, maintenance, consulting, training and web hosting services.

The cost of licensing revenue was $0.4 million and $0.1 million for the three month periods ended September 30, 2002 and 2001, respectively, and $2.4 million and $0.5 million for the nine month periods ended September 30, 2002 and 2001, respectively. Gross margins on licensing fees were 85% and 98% during the three months ended September 30, 2002 and 2001, respectively, and were 79% and 96% during the nine months ended September 30, 2002 and 2001, respectively. The higher cost of licensing revenue in 2002 and lower 2002 margin are the result of the product mix where license fees recognized in 2002 have been more dependent on third party products than license fees recognized in 2001.

The cost of support and services was $13.4 million and $19.6 million for the three month periods ended September 30, 2002 and 2001, respectively, and $43.7 million and $60.7 million for the nine month periods ended September 30, 2002 and 2001, respectively. Gross margins on support and services were 43% and 50% during the three months ended September 30, 2002 and 2001, respectively, and were 44% and 49% during the nine months ended September 30, 2002 and 2001, respectively. The decrease in margin was a result of lower professional services utilization with the demobilization of resources, due to the suspension of the MoD's DSMS project, as well as lower overall service margins due to the loss of higher margin services related to the DSMS project.

Total gross margin as a percentage of revenues decreased to 48% for the three months ended September 30, 2002 from 55% for the same period in 2001, and decreased to 49% for the nine months ended September 30, 2002 from 53% for the same period in 2001. The decrease in overall gross margins is a result of higher third party costs for license fees, lower service margins due to the loss of higher margin services related to the DSMS project and also due to lower professional services utilization, offset by a higher mix of license revenues (which have a higher margin than services) to total revenues.

Research and Development. Research and development expenses consist of personnel and related costs, computer processing costs and third party consultant fees directly attributable to the development of new software application products and enhancements to existing products.

Research and development expenses decreased 17% to $10.6 million in the three months ended September 30, 2002 from $12.8 million in the same period of 2001, and decreased 3% to $35.6 million in the nine months ended September 30, 2002 from

$36.6 million in the same period of 2001. The decreases in research and development expenses are due to staff reductions between the fourth quarter of 2001 and the second quarter of 2002, and the reduced use of outside consultants.

As a percentage of total revenues, research and development expenses were 40% and 29% for the three months ended September 30, 2002 and 2001, respectively, and were 40% and 28% for the nine months ended September 30, 2002 and 2001, respectively. The Company believes that a significant level of investment in research and development is important to remain competitive. To date, the Company has expensed all software development costs as incurred.

Sales and Marketing. Sales and marketing expenses include personnel costs, sales commissions, and the costs of advertising, public relations, and participation in industry conferences and trade shows.

Sales and marketing expenses increased 1% to $7.3 million in the three months ended September 30, 2002 from $7.2 million in the same period of 2001, and decreased 1% to $22.3 million in the nine months ended September 30, 2002 from $22.4 million in the same period of 2001. The change from 2001 in sales and marketing expense for both the three and nine month periods ended September 30 is insignificant in the aggregate. Increased spending on the new InSite hosted product has been offset by a comparable reduction in spending related to PassPort and EMPAC as the Company continues to review and rationalize ongoing sales and marketing investments in the Company's core vertical and geographic markets. As a percentage of total revenues, sales and marketing expenses were 27% and 16% for the three months ended September 30, 2002 and 2001, respectively, and were 25% and 17% for the nine months ended September 30, 2002 and 2001, respectively.

General and Administrative. General and administrative expenses include personnel and other costs of the Company's finance, human resources and administrative operations.

General and administrative expenses decreased 35% to $2.8 million in the three months ended September 30, 2002 from $4.3 million in the same period of 2001, and decreased 16% to $11.8 million in the nine months ended September 30, 2002 from $13.9 million in the same period of 2001. The decrease in general and administrative expenses in the third quarter of 2002 is a result of lower salaries and benefits from reduced headcount and lower lease costs due to the elimination of redundant space in the Company's San Francisco, Dallas and Pittsburgh offices (see Restructuring Expenses below). As a percentage of total revenues, general and administrative expenses were 11% and 10% for the three months ended September 30, 2002 and 2001, respectively, and were 13% (10% excluding the $3.0 million of separation charges for the Company's departed Chief Executive Officer and Chief Operating Officer expensed in the second quarter of 2003) and 11% for the nine months ended September 30, 2002 and 2001, respectively.

Restructuring Expenses. No additional restructuring expenses were incurred in the third quarter ended September 30, 2002. In the second quarter of 2002, the Company incurred restructuring expenses of $4.0 million. These expenses related to a change in the Company's estimates of previously announced excess lease costs associated with subleasing excess office space in San Francisco. In the first quarter of 2002, the Company incurred $3.4 million of restructuring expenses related to the suspension of the MoD's DSMS project and subsequent demobilization and reduction in workforce, and elimination of excess leased office space in Dallas and Pittsburgh. Included in these restructuring charges were costs of approximately $947,000 for computer lease termination costs due to the suspension of the DSMS project, approximately $728,000 of severance payments related to the elimination of 81 global positions, and approximately $1.7 million for lease termination costs associated with closing the Company's Dallas office and reducing leased space in the Company's Pittsburgh office. The Dallas lease expires December 31, 2005 and the Pittsburgh lease expires September 30, 2005. The $2.2 million of restructuring charges for the first quarter of 2001 relate to the relocation of certain administrative functions from San Francisco to Atlanta.

In the second quarter of 2001, restructuring expenses of $8.0 million were incurred, resulting from estimated excess lease costs associated with subleasing redundant San Francisco office space and the relocation of certain administrative functions from San Francisco to Atlanta.

In the third quarter of 2002 the Company announced that it was developing plans for a reduction in workforce and other cost reductions, and that due to unfavorable financial performance since the fourth quarter of 2001 and recently completed reviews of worldwide operations, it would reconfigure its business model to more effectively develop and support new product offerings and broader distribution alternatives across the Company's product platforms. The Company advised that these changes are designed to minimize the Company's reliance on large-scale projects and broaden the Company's focus on expanded market segments in order to create revenue growth. The first of these actions was taken in July 2002, with the reduction of 31 positions in professional services and administrative functions in the United States, Canada and Australia. In addition, in August 2002 the Company announced that due to current customer and development commitments, the initiatives announced in July 2002 are anticipated to be completed by the end of the second quarter of 2003. It is anticipated by the Company that these initiatives will enable the Company to reduce its operating cost by over $7 million on an annualized basis. Costs incurred to date in connection with these actions have not been separately identified as restructuring charges.

The Company does not anticipate taking any significant further restructuring charges relating to the suspension of the MoD DSMS project. The Company could incur future charges or credits, in the event that the underlying assumptions used to develop the Company's estimates of excess lease costs, such as the timing and the amount of any sublease income, change. The Company could also incur future charges which the Company cannot presently estimate for further restructuring of the business.

Interest and Other Income. Interest and other income are generated from the Company's investments in marketable securities and interest-bearing cash and cash equivalents. Interest and other income decreased 93% to $31,000 for the three month period ended September 30, 2002 from $0.5 million for the same period in 2001, and decreased 44% to $1.0 million for the nine month period ended September 30, 2002 from $1.8 million for the same period in 2001. The decrease during the third quarter of 2002 was due to losses incurred on asset disposals as well as lower interest income, as compared to the same period in 2001. The decrease for the nine months ended September 30, 2002 from the same period in 2001 is due to lower interest income. The decrease in interest income is a result of lower cash balances and a lower interest rate environment. The Company expects a continuation of lower interest income based upon lower expected cash balances and expected continuation of current low interest rates.

Provision (benefit) for Income Taxes. Income taxes include federal, state and foreign income taxes. The income tax benefit for the three and nine month periods ended September 30, 2002 results from a $4.7 million benefit attributable to U.S. Federal income tax law change in 2002, which allows the carryback of losses for five years instead of two years under the prior law. For the nine month period ended September 30, 2002, the tax benefit of the new law has been offset by a foreign income tax provision of $0.3 million. Income taxes for the third quarter of 2001 relate to foreign operations, and for the nine month period ending September 30, 2001 the net tax benefit arises from a foreign tax loss carryback. Through September 30, 2002, the Company has a net operating loss of approximately $36 million to carry forward which, subject to certain limitations, may be used to offset future income through 2022.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002, the Company's principal sources of liquidity consisted of approximately $43.0 million in cash and cash equivalents, $1.7 million in short and long-term marketable securities, and $5.3 million in short and long-term restricted cash, for a total of $50.0 million, as compared to $63.8 million at December 31, 2001, and $63.1 million at September 30, 2001. The Company's revolving credit facility for $15.0 million expires on May 31, 2003. Borrowings under the line of credit bear interest at the prime rate or LIBOR rate plus 1.00%. There were $2.3 million in standby letters of credit outstanding on this line of credit as of September 30, 2002.

During the first quarter of 2002, the Company generated a net loss of $9.5 million, due mainly to the suspension of the MoD's DSMS project, as well as a slow-down in capital spending in the vertical markets that the Company serves. The Company also generated a $15.1 million net loss during the second quarter of 2002, due to the suspension of the MoD's DSMS project, a slow-down in professional services, $4.0 million of related restructuring charges taken during the second quarter of 2002, and $3.0 million of operating charges in conjunction with the separation agreements for the Company's departing Chief Executive Officer and Chief Operating Officer. During the third quarter of 2002, the Company incurred additional losses of $3.3 million due to a continuation of the economic slow down, offset by income tax benefits from tax loss carrybacks. These losses during the first, second and third quarters of 2002 triggered a default of the profitability and minimum tangible net worth covenants within the Company's revolving bank line of credit. This default requires the Company to establish and maintain a restricted compensating balance with the lender, California Bank & Trust, equal to all outstanding credit line and letter of credit usage. On April 1, 2002 the Company established a restricted, interest bearing, compensating balance account for $2.3 million, to support a standby letter of credit for the same amount, held by the Company's San Francisco office landlord. No other usage of the line of credit is anticipated and the Company intends to maintain the restricted compensating balance for as long as required.

The lender provided the Company with waivers of the covenant defaults for the first and second quarters of 2002. In addition, the lender has provided the Company with a forward looking waiver for each quarter after the second quarter of 2002, up to and including the quarter ending March 31, 2003 (the line of credit expires on May 31, 2003), if the Company maintains the required compensating balance. The Company is not in reliance on the line of credit, except for the $2.3 million standby letter of credit.

Cash used in operating activities was $11.3 million for the nine months ended September 30, 2002. The Company generated $27.1 million of cash from accounts receivable reductions, which offset the cash used to finance the Company's $27.9 million net loss for the period and other working capital usage, including a $10.6 million decrease in deferred revenue due to the Company recognizing more license revenue from the deferred account than was added to the deferred account from new license bookings during the first nine months of 2002.

Cash used in investing activities was $5.7 million for the nine months ended September 30, 2002. The Company generated net cash of $1.9 million from the sales/purchases of marketable securities. Capital expenditures were $2.6 million for the nine months ended September 30, 2002 and were made to support the Company's internal information systems. Restricted cash increased by $5.0 million during the first nine months of 2002, which was related to the $2.3 million compensating balance necessary to support the Company's standby letter of credit held by its San Francisco office landlord, and the $2.7 million performance bond that was established in April 2002 for the Magnox project, which matures in July 2003.

Cash used in financing activities was $1.0 million for the nine months ended September 30, 2002, due to a $2.5 million repurchase of the Company's stock, offset by $1.6 million generated from the exercise of employee stock options and purchases from the employee stock purchase plan. In April 2002, the Company entered into an agreement with Robert W. Felton, a founder of the Company and former Chief Executive Officer and Chairman of the Board of Directors. Under this agreement, the Company repurchased 500,000 shares of the Company's common stock from Mr. Felton at a price of $5.00 per share, for an aggregate purchase price of $2.5 million. As part of this agreement, Mr. Felton agreed not to transfer or enter into any agreement to transfer the remainder of his shares of the Company's common stock for a period of one year.

There was a positive $1.0 million impact on cash from the effect of foreign exchange rate differences during the nine months ended September 30, 2002.

As of September 30, 2002, the Company's primary commitments are its leased office space in Atlanta, San Francisco and Woking, England. The Company leases its office space under non-cancelable lease agreements that expire at various times through 2012.

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

                      FACTORS AFFECTING FUTURE PERFORMANCE

The Company's Operating Results May Fluctuate Significantly from
Quarter-to-Quarter.

The Company's operating results have fluctuated in the past, and the Company's results may fluctuate significantly in the future. Prior to the third quarter of 2001, the Company had generated net operating losses for the seven prior quarters, starting with a $6.8 million loss in the fourth quarter of 1999, increasing to a $20.2 million loss in the second quarter of 2000, and decreasing subsequently to a $6.7 million loss in the second quarter of 2001. Although the Company was profitable in the third and fourth quarters of 2001, the Company generated operating losses of $9.5 million, $15.1 million and $3.3 million in the first, second and third quarters of 2002, and does not expect to be profitable on a quarterly basis until some point in 2003, and may not be profitable in future quarters. Operating results of the Company may fluctuate from quarter to quarter, depending on a number of factors, including:

-        the relatively long sales cycles for its products;

-        delays or deferral in the completion of product implementation;

-        the variable size and timing of individual license transactions;

-        changes in demand for its products and services;

- market acceptance of new products, including Indus InSite(TM), its web-based offerings and any next generation product offerings;

- delays associated with product development, including the development and introduction of new releases of existing products;

-        delays in payment or non-payment of large accounts receivable;

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

- the Company's success in, and costs associated with, developing, introducing and marketing new products, including the necessary software and technology for Indus InSite(TM), its web-based offerings and its next generation product initiatives;

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

Market Acceptance of Indus InSite(TM) and Other New Products

In March 2002, the Company launched its hosted, Internet-based EAM product, Indus InSite(TM). There can be no assurance that any of the Company's new or enhanced products, including Indus InSite(TM), its web-based offerings, or any of its next generation of products will be sold successfully or that they can achieve market acceptance. The Company's future success with Indus InSite(TM), its web-based offerings and other next generation product offerings will depend on its ability to accurately determine the functionality and features required by its customers, as well as the ability to enhance its products and deliver them in a timely manner. The Internet market is an emerging market that may undergo rapid technological change. The Company cannot predict the present and future size of the potential market for Indus InSite(TM), its web-based offerings or any of its next generation of products. The Company may incur substantial costs to enhance and modify its products and services in order to meet the demands of this potential market.

The Company May Not Be Able to Successfully Consolidate Its EMPAC and InSite Products

In October 2002, the Company announced its plans to consolidate it EMPAC and InSite products onto a single development platform. The Company also announced that its existing EMPAC and MPAC-UX customers would be offered a migration path to the consolidated platform. There can be no assurance that the Company can successfully consolidate these two products onto a single development platform or that the Company's existing EMPAC and MPAC-UX will migrate to the new development platform, or that the Company can quickly and cost-effectively affect such migrations. Difficulties or delays in consolidating these two products or in migrating customers to the new development platform could result in a material adverse effect on the Company's business, results of operations and financial condition.

Risks Related to Delays in Product Development

The Company has in the past experienced delays in product development, and there can be no assurance that the Company will not experience further delays in connection with its current product development or future development activities. In October 2002, the Company announced an accelerated development schedule for Indus InSite(TM) and the planned consolidation of two products, EMPAC and Indus InSite(TM), onto a single development platform. If the Company is unable to develop and introduce new products, or enhancements to existing products, or to execute the consolidation of EMPAC and Indus InSite(TM) development platforms, in a timely manner in response to changing market conditions or customer requirements, it may affect the Company's ability to execute the consolidation of the EMPAC and Indus InSite(TM) products and the Company's business, operating results and financial condition will be materially and adversely affected. Because the Company has limited resources, the Company must effectively manage and properly allocate and prioritize its product development and enhancement efforts and its efforts relating to newer products and operating systems. There can be no assurance that these efforts will be successful or, even if successful, that any resulting products or operating systems will achieve customer acceptance.

Lengthy Implementations and Other Professional Services Engagements

Following license sales, the implementation of the Company's PassPort and EMPAC products and their extended solutions generally involves a lengthy process, including customer training and consultation. In addition, the Company is often engaged by its existing customers for other lengthy professional services projects. A successful implementation or other professional services project requires a close working relationship between the Company, the customer and, if applicable, third party consultants and systems integrators who assist in the process. These factors may increase the costs associated with completion of any given sale, increase the risks of collection of amounts due during implementations or other professional services projects, and increase risks of cancellation or delay of such projects. Delays in the completion of a product implementation or with any other professional services project may require that the revenues associated with such implementation or project be recognized over a longer period than originally anticipated, or may result in disputes with customers regarding performance by the Company and payment by the customers. Such delays in the implementation have caused, and may in the future cause, material fluctuations in the Company's operating results. Similarly, customers may typically cancel implementation projects at any time without penalty, and such cancellations could have a material adverse effect on the Company's business or results of operations. Because the Company's expenses are relatively fixed, a small variation in the timing of recognition of specific revenues can cause significant variations in operating results from quarter to quarter and may in some future quarter result in losses or have a material adverse effect on the Company's business or results of operations.

Risk Associated with Magnox Electric Plc ("Magnox") Implementation and Indus Hosting

In the third quarter of 2001, the Company announced that Magnox Electric Plc ("Magnox") had selected the Company to provide work management and compliance system software for eight nuclear stations. The Company is providing a total business solution, including the PassPort product suite, implementation services, and five years of application hosting via Indus' web hosting services. Magnox is a wholly owned subsidiary of British Nuclear Fuels Ltd ("BNFL"), operating BNFL's nuclear power stations. The project is scheduled to include site implementations through the second quarter of 2003. The Magnox contract represented 12.2% of the Company's revenues for the nine months ended September 30, 2002. Due to the size of this project and the recent percentage of revenue it represents, problems with the successful and timely completion of the implementation could have a material adverse effect on the future financial results or financial position of the Company. Moreover, Indus has limited experience hosting its Passport product and if there are problems with the Indus web hosting services that result in the cancellation or material alteration of the contract for any reason may have a material adverse effect on the future financial results or financial position of the Company.

Risk Associated with the United Kingdom's Ministry of Defense ("MoD") Agreement

On January 2, 2002, the Company announced that the MoD had reduced the scope of its DSMS project due to budget constraints in the MoD's fiscal year, which ended March 31, 2002. On January 24, 2002, the Company announced that it received notification that the MoD has suspended all current contractual work on this project, as it reviews its priorities against long-term resource availability. The MoD has not advised the Company when this review will be completed. The DSMS contract represented 23.3% of the Company's revenues for the twelve months ended December 31, 2001. The Company generated a $27.9 million net loss during the first nine months of 2002, due in significant part to the suspension of the MoD's DSMS project, including $3.4 million of related restructuring charges. The Company cannot assure investors that the DSMS project will be resumed, or if it is resumed what the scope of work will involve. Moreover, the Company has demobilized resources that were working on the DSMS project and in the event that the DSMS project is resumed, there can be no assurance that the Company will be able to remobilize its resources in a timely and efficient manner.

Risks Associated with Liquidity and Bank Line of Credit

As of September 30, 2002, the Company's principal sources of liquidity consisted of approximately $50.0 million in cash and cash equivalents, short and long-term marketable securities, and short and long-term restricted cash, as compared to $63.8 million at December 31, 2001. The Company believes that its existing cash, cash equivalents, marketable securities, and restricted cash, together with anticipated cash flows from operations will be sufficient to meet its cash requirements for at least the next 12 months; however, this belief is based upon management's assumption that it will be successful in reducing or eliminating the Company's operating losses in the next several quarters. If management is not successful in reducing operating losses and additional sources of cash are not available to the Company, this would result in a material adverse effect on the Company's financial position.

The Company generated net losses during each of the first three quarters of 2002. The loss during the first quarter of 2002 triggered a default of the profitability and minimum tangible net worth covenants contained in the Company's bank line of credit. As a result of this default, the Company is required to maintain a compensating balance, equal to all outstanding credit line and letter of credit usage, with the lender. Other than a continuing $2.3 million standby letter of credit, no other usage of the line of credit is anticipated and the Company has funded the compensating balance without negatively impacting the operations of the business. However, the lender's requirement that the Company maintain a compensating balance for all credit line usage effectively negates the Company's ability to use the bank line of credit for any reason other than its current letter of credit purposes and could negatively impact the Company's liquidity. The lender has provided the Company with a waiver for the first and second quarters of 2002. In addition, the lender has provided the Company with a forward looking waiver for each quarter after the second quarter of 2002, up to an including the quarter ending March 31, 2003 (the line of credit expires on May 31, 2003), if the Company maintains the required compensating balance. The Company is not in reliance on the line of credit, except for the $2.3 million standby letter of credit.

Market Acceptance of Indus InSite(TM) Depends, In Part, on the Continued Acceptance of the Internet for Business Transactions

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

Security Risks and Concerns May Deter the Use of the Internet, Which Could Adversely Affect the Market Acceptance of Indus InSite(TM)

A significant barrier to the adoption and success of Internet-based products like Indus InSite(TM) is the secure transmission of confidential information over public networks. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of security systems. If any well-publicized compromises of security were to occur, it could have the effect of substantially reducing the use of the Internet for commerce and communications. Anyone who circumvents the security measures for Indus InSite(TM) could misappropriate proprietary information or cause interruptions in the services Indus provides through Indus InSite(TM) and its other Internet-based products. The Internet is a public network, and data is sent over this network from many sources. In the past, computer viruses, software programs that disable or impair computers, have been distributed and have rapidly spread over the Internet. Computer viruses could be introduced into the Indus InSite(TM) system or those of the Company's customers or suppliers, which could disrupt Indus InSite(TM) or make it inaccessible to customers. Indus may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. To the extent that the Company's activities may involve the storage and transmission of proprietary information, security breaches could expose the Company to a risk of loss or litigation and possible liability. The Company's security measures may be inadequate to prevent security breaches, and the adoption of Indus InSite(TM) and the Company's business in general would be materially harmed if the Company does not prevent them.

Decrease in Demand for the Company's Products and Services and the Overall EAM Market

In recent quarters the Company has experienced a decrease in demand for its PassPort and EMPAC products and related services, which the Company believes is due to unfavorable general economic conditions and decreased capital spending by companies in the industries the Company serves. If these economic conditions persist, the Company's business, results of operations and financial condition are likely to be materially adversely affected.

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

Changes in Management

The Company has had significant turnover at the executive management level from 2000 through September 2002, including the appointment of a new Chief Financial Officer in April 2002 and a new Chief Executive Officer in July 2002, the elimination of the Chief Operating Officer position in July 2002, and the appointment of a new Executive Vice President of Worldwide Operations in September 2002. The current executive management team has only recently begun to work together, and they may be unable to integrate and work effectively as a team. There can be no assurance that the Company will be able to motivate and retain the current executive management team or that they will be able to work together effectively. If the Company loses any members of its executive management team or they are unable to work together effectively, the Company's business, operations and financial results could be adversely affected.

Hiring and Retaining Employees

The Company's future success depends, in significant part, upon the continued service of its key technical, sales and senior management personnel, as well as its ability to attract and retain new personnel. For example, the Company is in the process of restructuring its sales force and is actively recruiting to fill several key sales positions. Competition for qualified sales, technical and other personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain additional highly qualified employees in the future. If the Company is not able to hire and retain personnel to fill the positions created by its internal restructuring, particularly in senior management positions, its business, operating results and financial condition would be materially adversely affected. Additions of new personnel and departures of existing personnel, particularly in key positions, can be disruptive and have a material adverse effect on the Company's business, operating results and financial condition.

In addition, the Company underwent several reductions in force during 2002, largely in response to the suspension of the DSMS project by the MoD and general weakness in capital expenditures in the industries that the Company serves. The Company may not be able to rehire these people, or hire other qualified personnel, if the DSMS project is resumed or when general economic conditions improve, which could adversely affect the Company's future operating results.

Risks Related to Restructuring

Over the last several years the Company has undertaken several internal restructuring initiatives. For example, during 2000 and 2001, the Company restructured some of its operations by, among other things, relocating its corporate headquarters and administrative functions to Atlanta, Georgia from San Francisco, California, which resulted in the elimination of 56 global positions. In March 2002, the Board of Directors approved a formal restructuring plan that, among other things, resulted in the elimination of 81 global positions and the closing of the Company's Dallas office. In July and August 2002, the Company announced that, due to unfavorable financial performance since the fourth quarter of 2001 and recently completed reviews of worldwide operations, it would reconfigure its business model and is developing plans for one or more reductions in workforce and other cost reductions to restructure and resize the business. The first of these restructuring actions was taken in July 2002, with the reduction of 31 positions in professional services and administrative functions in the United States, Canada and Australia. These types of internal restructurings have operational risks, including reduced productivity and lack of focus as the Company terminates some employees and assigns new tasks and provides training to other employees. In addition, there can be no assurance that the Company will achieve the anticipated cost savings from these restructurings and any failure to achieve the anticipated cost savings could cause the Company's financial results to fall short of expectations and adversely affect the Company's financial position.

The Company has taken charges for restructuring expenses, including an $8.0 million charge in the second quarter of 2001, a $3.4 million charge in the first quarter of 2002, and a $4.0 million charge in the second quarter of 2002, and there can be no assurance that additional charges for restructuring expenses will not be taken in future quarters. Significant future restructuring charges could cause financial results to be unfavorable.

Managing Operations

Changes to the Company's business and customer base have placed a strain on management and operations. Previous expansion had resulted in substantial growth in the number of Company employees, the scope of its operating and financial systems and the geographic area of its operations, resulting in increased responsibility for management personnel. The planned restructuring (discussed above in Risks Related to Restructuring) has recently placed additional demands on management. In connection with this planned restructuring, the Company will be required to effectively manage its operations, improve its financial and management controls, reporting systems and procedures on a timely basis, and to train and manage its employee work force. There can be no assurance that the Company will be able to effectively manage its operations during this restructuring and failure to do so would have a material adverse effect on its business, operating results and financial condition.

Intense Competition

The EAM market is intensely competitive. In order to remain competitive, the Company must continually enhance its baseline software and integration products and develop new products in a timely fashion. The Company believes that the principal competitive factors in its businesses will be:

-        product performance and functionality;

- the Company's ability to develop new products and new releases of existing products in a timely fashion;

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

If the Company Fails to Comply with Laws or Government Regulations, it May Be Subject to Penalties and Fines

The Company is not directly subject to regulation by any governmental agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations addressing the products and services provided by the Company. The Company does, however, license its products and provide services, from time to time, to the government, government agencies, government contractors and to other customers that are in industries regulated by the government. As a result, the Company's operations, as they relate to its relationships with governmental entities and customers in regulated industries, are governed by certain laws and regulations. These laws and regulations are subject to change without notice to the Company. In some instances, compliance with these laws and regulations may be difficult or costly, which may negatively affect the Company's business and results of operations. In addition, if the Company fails to comply with these laws and regulations, it may be subject to significant penalties and fines that could materially negatively affect the Company's business, results of operations and financial condition.

Risks Related to Growth of International Operations

International revenues (from sales outside the United States) accounted for approximately 32%, 31% and 41% of total revenues in 1999, 2000 and 2001. During the three and nine months ending September 30, 2002, international revenues accounted for approximately 37% and 35% of total revenues, respectively. The Company maintains an operational presence in the United Kingdom, Canada, Australia, France and Japan. In addition, the Company has established sales and support offices in England, France, Australia and Japan, and expects international sales to continue to be a significant component of its business. However, there can be no assurance that the Company will be able to maintain or increase international market demand for its products. In addition, international expansion may require the Company to establish additional foreign operations and hire additional personnel. This may require significant management attention and financial resources and could adversely affect the Company's operating margin. To the extent the Company is unable to expand foreign operations in a timely manner, its growth, if any, in international sales will be limited, and its business, operating results and financial condition could be materially and adversely affected.

Risks Related to Foreign Exchange Rate Fluctuations

At September 30, 2002, a significant portion of the Company's cash was held in Pound Sterling and other foreign currencies (Australian Dollars, Canadian Dollars, Euros, Japanese Yen, and French Francs). In the future, the Company may need to exchange some of the cash held in Pound Sterling, or other foreign currencies, to U.S. Dollars. The Company does not engage in hedging transactions, and an unfavorable foreign exchange rate at the time of conversion to U.S. Dollars would adversely affect the net fair value of the foreign denominated cash upon conversion.

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

Lengthy Sales Cycle; Large Order Size

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

Dependence on Licensed Technology from Third Parties

Elements of the Company's products are licensed from third parties under agreements, which may include certain warranties and representations that the Company typically seeks to pass through to the end users through contractual provisions. Reliance on software licensed from third parties can materially impact the cost of licensing revenue and reduce gross margins on licensing fees for some software modules or products. Moreover, the loss of the Company's right to use and license such technology could limit the Company's ability to successfully market certain modules or products. While the Company believes that it would be able to either license or develop alternatives to such component technologies, there can be no assurance that the Company would be able to do so, or that such alternatives would achieve market acceptance or be available on a timely basis. Failure to obtain the necessary licenses or to develop needed technologies could have a material adverse effect on the Company's business, operating results and financial condition.

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

Effect of Securities and Exchange Commission ("SEC") Requirements and American Institute of Certified Public Accountants ("AICPA") Statements of Position on the Company's Revenue Recognition

In October 1997, the AICPA issued Statement of Position No. 97-2 "Software Revenue Recognition" ("SOP 97-2"), which superceded SOP No. 91-1. SOP No. 97-2, as amended by SOP No. 98-4 and SOP No. 98-9, was effective for the Company's fiscal year beginning June 1, 1998 and provides guidance on applying accounting principles generally accepted in the United States for software recognition transactions. In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which provides further revenue recognition guidance. The accounting profession continues to review certain provisions of SOP No. 97-2 and SAB 101 with the objective of providing additional guidance on implementing consistent standards for software revenue recognition. Depending on the outcome of these reviews and the issuance of implementation guidelines and interpretations, the Company may be required to change its revenue recognition policies and business practices, and such changes could have a material adverse impact on the Company's business, results of operations or financial position.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company's cash flow can be exposed to market risks in the form of changes in interest rates in its short-term borrowings available under its revolving bank line of credit as well as its investments in certain available-for-sale securities. The Company's cash management and investment policies restrict investments to highly liquid, low risk debt instruments. The Company currently does not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move (decrease in) interest rates along the entire interest rate yield curve would adversely affect the net fair value of all interest sensitive financial instruments by approximately $0.5 million at September 30, 2002.

We provide our services to customers in the United States, Europe, Asia Pacific and elsewhere throughout the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Sales are primarily made in U.S. Dollars; however, as we continue to expand our operations, more of our contracts may be denominated in Australian and Canadian Dollars, Pound Sterling, Euros and Japanese Yen. A strengthening of the U.S. Dollar could make our products less competitive in foreign markets. A hypothetical 5% unfavorable foreign currency exchange move versus the U.S. Dollar, across all foreign currencies, would adversely affect the net fair value of foreign denominated cash, cash equivalent and investment financial instruments by approximately $1.2 million at September 30, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

(A)      EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to Indus (including its consolidated subsidiaries) required to be included in our reports filed or submitted under the Securities Exchange Act or 1934, as amended.

(B)      CHANGES IN INTERNAL CONTROLS.

Since the Evaluation Date, there have not been any changes in our internal controls or other factors that could significantly affect such controls.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In June 2000, the Company was served with a demand for arbitration by William Grabske, the Company's former Chief Executive Officer. Mr. Grabske seeks enforcement of a purported Settlement Agreement and Mutual Release. The demand seeks severance pay and reimbursement of expenses of approximately $1.0 million plus interest, options to purchase approximately 200,000 shares of stock in the Company, and fees and costs. The Company intends to vigorously contest Mr. Grabske's demand and has asserted various counterclaims.

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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None



ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         The Company did not file any Reports on Form 8-K during the quarter ended September 30, 2002.

         The following exhibits are filed herewith or are incorporated by reference.

EXHIBIT
NUMBER                         DESCRIPTION

10.1            Amendment to the Indus International, Inc. 1997 Director Option Plan

10.2            Employment Agreement dated September 16, 2002 by and between Indus International, Inc. and Gregory J. Dukat

10.3            Change of Control Severance Agreement dated September 16, 2002 by and between Indus International, Inc.
                and Gregory J. Dukat

99.1            Chief Executive Officer and Chief Financial Officer certifications pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    INDUS INTERNATIONAL, INC.
                                    (Registrant)


Date:  November 14, 2002

                                    /s/ Jeffrey A. Babka
                                    -------------------------------------------
                                    Jeffrey A. Babka
                                    Executive Vice President Finance and
                                    Administration and Chief Financial Officer
                                    Principal Financial & Accounting Officer

              CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
                SECURITIES EXCHANGE ACT RULES 13A-14 AND 15D-14
                             AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Thomas R. Madison, Jr., Chief Executive Officer of Indus International, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Indus International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and that the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                             By:  /s/ Thomas R. Madison
                                                -------------------------------
                                                Thomas R. Madison, Jr.
                                                Chairman of the Board and
                                                Chief Executive Officer

              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
                 SECURITIES EXCHANGE ACT RULES 13A-14 AND 15D-14
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jeffrey A. Babka, Chief Financial Officer of Indus International, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Indus International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and that the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                                By:  /s/ Jeffrey A. Babka
                                     ------------------------------------------
                                     Jeffrey A. Babka
                                     Executive Vice President Finance and
                                     Administration and Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                                            DESCRIPTION

10.1            Amendment to the Indus International, Inc. 1997 Director Option Plan

10.2            Employment Agreement dated September 16, 2002 by and between Indus International, Inc. and Gregory J. Dukat

10.3            Change of Control Severance Agreement dated September 16, 2002 by and between Indus International, Inc.
                and Gregory J. Dukat

99.1            Chief Executive Officer and Chief Financial Officer certifications pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.