Form 10-K
period 2002-12-31
INDUS INTERNATIONAL INC
filed 2003-03-31
CIK 1041333

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to .

Commission File Number: 0-22993

INDUS INTERNATIONAL, INC.

(Exact name of Registrant as specified in its charter)

Delaware	94-3273443
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3301 Windy Ridge Parkway Atlanta, Georgia (Address of principal executive offices)	30339 (Zip code)

Registrant’s telephone number, including area code

(770) 952-8444

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value
(Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑        No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act rule 12b-2).    Yes ☐        No ☑

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price $2.39 of the Common Stock on June 28, 2002, as reported on the Nasdaq National Market, was approximately $51,395,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may by deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares outstanding of the registrant’s Common Stock, $.001 par value, was 42,065,530 at March 27, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for Registrant’s 2003 Annual Meeting of Stockholders are incorporated by reference in Part III hereof, to the extent stated herein.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
PART I
Item 1. Description of Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risks
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Controls and Procedures
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECURITIES EXCHANGE ACT RULES 13A-14 AND 15D-14 AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECURITIES EXCHANGE ACT RULES 13A-14 AND 15D-14 AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
EX-21.1 LIST OF SUBSIDIARIES
EX-23.1 CONSENT OF ERNST & YOUNG LLP
EX-99.1 SECTION 906 CERTIFICATION OF THE CEO
EX-99.2 SECTION 906 CERTIFICATION OF CFO

INDUS INTERNATIONAL, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-K, as well as documents incorporated herein by reference, may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect management’s current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of phrases and expressions such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will” or other similar words or phrases. These statements, which speak only as of the date given, are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our expectations or projections. These risks include, but are not limited to, the successful integration of the acquisition of Indus Utility Systems, Inc. (“IUS”) including the challenges inherent in diverting our management’s attention and resources from other strategic matters and from operational matters, the successful rationalization of the IUS business and products, ability to realize anticipated or any synergies or cost-savings from the acquisition, current market conditions for Indus’ and IUS products and services, our ability to achieve growth in our core product offerings and the combined Indus/IUS offerings, market acceptance and the success of Indus’ and IUS products, the success of our product development strategy, our competitive position, the ability to enter into new partnership arrangements and to retain existing partnership arrangements, uncertainty relating to and the management of personnel changes, timely development and introduction of new products, releases and product enhancements, current economic conditions and the timing and extent of a recovery, heightened security and war or terrorist acts in countries of the world that affect our business, and other risks identified in the section of this Report entitled “Description of Business — Factors Affecting Future Performance,” beginning on page 13. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.

PART I

Item 1.     Description of Business

General

      Indus International, Inc. (the “Company” or “Indus”) is a leading provider of integrated enterprise asset management (“EAM”) and supply chain software and service products for capital-intensive industries worldwide that have very complex assets. Through its March 2003 acquisition of Indus Utility Systems, Inc. (“IUS”) (formerly SCT Utility Systems, Inc) from Systems & Computer Technology Corporation, Indus has become a leading provider of customer management and billing software to the energy and utilities markets.

Indus EAM

      Indus’ EAM solutions help its customers better manage the full array of their assets and optimize their enterprises. The Company provides three principal EAM software solutions series — PassPort, EMPAC and Indus InSite.

      PassPort and EMPAC are targeted to the large market, asset-intensive industries, requiring complex functionality. Each provides a series of business applications and business process improvement service packages that meet the EAM needs of businesses such as utilities, oil and gas, pulp and paper, mining and metals, defense, and process. These products are designed for large-scale projects with extensive record keeping requirements and high transaction volume.

      Indus InSite is tailored for less asset-intensive industries that can benefit from managing their assets and facilities more efficiently. These industries include the facilities maintenance market in commercial and industrial real estate, health care, leisure properties, and government and educational facilities. In 2002 and continuing in 2003, the Company began combining the architecture of EMPAC with that of Indus InSite into a single product offering under the product name InSite. This new product offering will be comprised of InSite EE, intended for capital intensive industries, and InSite, for the less capital intensive industries.

      Indus’ EAM products provide its customers with increased return on their investment by enabling them to match the work that must be done with the people, materials, tools, and permits required to do it. The more efficiently these resources are used, the greater the reliability in plant facility and factory availability, and the lower the related operating costs, thereby increasing the customers’ return on assets. Examples of customer benefits realized through Indus’ EAM products include:

•	Proper maintenance of equipment and facilities can prevent costly failures, limit disruptions, and minimize downtime;

•	More efficient use of personnel and better control of spare parts can reduce costs;

•	Properly maintained equipment can run at higher production speeds and have longer life cycles;

•	Delaying new equipment purchases lowers the capital expense budget; and

•	Proper regulatory compliance facilitated by Indus’ solutions can help companies avoid fines and forced shutdowns.

      As a premier EAM supplier of complex functionality to asset intensive industries, the Company’s PassPort, EMPAC and Indus InSite software products were licensed for use by over 300,000 end users in more than 40 countries at December 31, 2002. Indus customers comprise over 50% of the energy, oil and gas, pulp and paper, and metals and mining companies in the Fortune 500.

Acquisition of IUS

      The Company’s acquisition of IUS on March 5, 2003, adds customer information systems (“CIS”), complex billing solutions, and customer relationship management (“CRM”) software to the Indus EAM solution set. IUS is a leading provider of CIS software in the energy and utilities market with over 200 client sites using components of IUS solutions. Its customer base includes a broad spectrum of utilities, including investor owned utilities, municipal/public utilities, and rural electric cooperatives. While IUS’ client base represents utilities of all sizes, IUS services a significant number of very large organizations, including approximately 43 percent of the utility/energy companies in the United States with more than 1 million customers. As of December 31, 2002, IUS products have been licensed to manage approximately 63 million services and generate approximately 40 million bills per month.

      The Company believes that the acquisition creates a new competitive landscape in the utilities market and greatly strengthens Indus’ competitive position in this market. Indus now represents the first vendor that has the capability to provide an integrated software solution for utilities customers that ranges from the CIS suite of the IUS Banner software product to the asset and work management solutions of Indus’ EAM products. This acquisition redefines the utility industry marketplace, giving Indus the widest footprint in an industry where Indus has been helping customers for over 25 years.

      Strategic benefits of the acquisition include:

•	providing added value to Indus’ existing customers;

•	allowing Indus to compete in the Service Management space, creating new customer opportunities;

•	lowering total cost of ownership for customers;

•	strengthening the alliance between Indus and its utility customers; and

•	providing a pathway for increased revenues, operational efficiencies and profitability.

Indus Solutions

EAM Solutions

      The Company provides three principal EAM software solutions series — PassPort, EMPAC and Indus InSite. PassPort and EMPAC are typically licensed by customers, but both are also available as a hosted product supported by Indus through remote data centers while Indus InSite is a hosted solution. Indus InSite EE will be available as either a licensed or hosted solution.

      Beginning in 2002 and continuing throughout 2003, the Company is re-architecting its three EAM solutions into two, after which the previously separate EMPAC and Indus InSite products will be delivered to the marketplace under the InSite product name. The Company believes that this more focused strategy will deliver a wide range of business processes in a Web-architected format that is easy to use and readily deployable. Clients who have previously adopted InSite will have a greater range of functionality available to them than would have been delivered under previous product plans. Clients who have previously adopted EMPAC will have a new deployment option using Web-architected technology, as well as increased functionality. This combined product offering under the InSite product name will be delivered to the market in two versions. One version, with lighter functionality that is appropriate to markets with less complex asset management needs, will be provided under the name “Indus InSite.” A more complex version, with more comprehensive functionality (equivalent to EMPAC), will be provided under the name “InSite EE.” Each version will have its own price points and maintenance agreements.

CIS Solutions

      Through its acquisition of IUS, Indus also offers a broad array of CIS solutions to the energy and utilities markets. Banner Advantage (“Banner”) is the flagship CIS product and supports the core customer management and billing processes of utilities. Banner allows clients to acquire customers, generate customers’ bills, post payments to customers’ accounts and generate service orders. Banner is augmented by IUS’ complex billing solution, EnerLink, which helps energy and utility companies design, market, administer, and bill innovative pricing options, regardless of market requirements. In 2002, a companion system to Banner, CRM Essentials, was introduced to the market. CRM Essentials was developed specifically for the functionality requirements of the energy and utility industry making implementation easier. A single provider, Indus, is now positioned to offer the combined functionalities of Banner, Enerlink, and CRM Essentials as one complete solutions package, leveraging and extending the value of the utility’s CIS investment. Synchro is IUS’ new Microsoft-based customer information system. Designed for small-sized utilities and energy companies, it is a flexible, affordable solution, designed to decrease implementation time and training costs. Fuels Management Systems (“FMS”) manages the acquisition, transportation and inventory of fuels, primarily coal, used to generate electricity.

Key Competitive Strengths

      The Company believes it has key competitive strengths that will help it maintain its leadership within the EAM space, as well as the CIS space in the energy and utilities markets. The Company’s strategic assets and competitive advantages include its:

•	depth and breadth of products. Over the past 25 years, Indus has attained the leading market share position in the “Tier 1” market (customers having annual revenues greater than $1 billion dollars) for EAM software solutions;

•	scalability of both its EAM and CIS products. Indus’ solutions are able to scale up to multiple thousands of users;

•	substantial installed base of both the EAM Tier 1 market and CIS customers in the energy and utilities market. This provides Indus with a source for selling additional services and add-on modules, as well as providing client references that can help the Company close deals with new prospects; and

•	domain knowledge, providing Indus with the expertise to enhance implementations with industry-specific best practices.

Customers

      The Company provides enterprise asset management software products for large process industry customers in the following industries (and representative assets):

•	utilities (from generating or production facilities to repair trucks);

•	oil, gas and petrochemical (drilling platforms and large refining facilities);

•	defense and transportation (airplanes, ships and tanks);

•	pulp and paper (paper machines); and

•	metals and mining (fabrication machinery and mines/production plants).

      In addition, the Company intends to target industries with less complex assets, such as facilities maintenance market in commercial and industrial real estate, health care, financial services, leisure properties, and government and educational facilities through its Indus InSite software product.

      As of December 31, 2002, the Company’s products were licensed for use by more than 300,000 end-users in over 40 countries.

Sales and Marketing

Global Organization

      Indus markets and sells its products to customers in asset-intensive and facilities-intensive industries around the world. To address that market effectively, the Company divides its target market by geography and by industry segment, and tailors its sales strategy to suit the specific needs of each market segment. In a given market segment, the Company may sell directly through its internal sales force or indirectly through business partner relationships and channel partner programs. The marketing staff is based at the Company’s office in Atlanta, Georgia, while the sales organization is decentralized throughout the Company’s three global regions described below:

•	Americas, with direct sales representatives in the US and Canada, and strategic partnerships to expand the scope of sales opportunities;

•	Europe, Middle East and Africa, with direct sales representatives in the UK and France, as well as partnerships which extend Indus’ selling capability into continental Europe, the Middle East and Africa; and

•	Asia-Pacific, with direct sales representatives in Australia and Japan and strategic partnerships to expand the scope of sales opportunities.

      In each of these regions, the Company views the market as consisting of vertical business segments.

Vertical Segments

      Indus focuses its sales and marketing efforts on the following industries:

•	Utilities

•	Water and waste treatment

•	Nuclear power generation

•	Fossil power generation

•	Hydroelectric power generation

•	Energy transmission and substations

•	Energy distribution and delivery

•	Energy Resource Extraction and Process Industries

•	Chemical, petrochemical, oil, and gas

•	Metals and mining

•	Pulp, paper and forest

•	Process manufacturing

•	Discrete manufacturing

•	Consumer packaged goods

•	Public transit

•	Facilities Management & Maintenance

•	Commercial property management

•	Facilities maintenance services

•	Hospitality and leisure properties

•	Education and government

•	Hospitals and healthcare providers

•	Financial services properties

      By addressing the needs of various vertical industries separately, the Company can package and deliver its product offerings to meet the specific needs of the industries its serves. The Company conducts comprehensive industry-specific vertical marketing programs, which include public relations, trade advertising, industry seminars, trade shows and ongoing customer communication programs such as IndusWorld, the Company’s international user group.

Sales Cycle and Customer Life Cycle

      While the sales cycle varies depending on the customer and the product being sold, it generally requires from three to 18 months. The direct sales cycle begins with the generation of a sales lead or the receipt of a request for proposal from a prospect, followed by qualification of the lead, analysis of the customer’s needs, response to a request for proposal, one or more presentations to the customer utilizing the special knowledge of the industry vertical pre-sales staff, customer internal sign-off activities, and contract negotiation and finalization.

      After implementation of an Indus solution, the Company’s account executive program provides regional support and specialized attention for each of its customers. Account Executives assist in implementing licensed applications over multi-year engagements, promote licensing of additional applications, and encourage existing customers to identify and help fund new applications and expanded core offerings.

Products and Services

      The Company delivers world-class, business process-based, EAM and CIS products, scaled and priced for specific industry segments. The Company’s PassPort and EMPAC software products are targeted towards industries with highly complex assets. For industries with less complex assets, the Company’s Indus InSite hosted software product is the most appropriate solution. Banner Advantage is the Company’s flagship CIS product and supports the core customer management and billing processes of utilities. Included with the Banner product are the Company’s other CIS products, which include Enerlink, CRM Essentials, Synchro and FMS. All of these products are implemented by the Company’s professional services organization and supported by its worldwide customer service organization.

PassPort and EMPAC

      PassPort and EMPAC support an organization’s operations and maintenance workforce, inventory management and procurement professionals, safety and compliance engineers, and other decision making personnel affected by asset care decisions throughout the enterprise. The two solution series are delivered to these professionals as a series of components, with each organization selecting the components needed to support their specific business processes. These solutions typically include the following components:

•	asset and work management systems;

•	materials and procurement systems;

•	supply chain;

•	eProcurement systems; and

•	safety and compliance systems.

Other available components include: mobile computing, EAI (enterprise asset integration) tools, sophisticated search capabilities, data warehousing products, and integration to leading ERP products for financial and human resources functions.

      PassPort is an integrated work management and supply chain software product, originally architected for the nuclear and highly regulated process manufacturing environment. This depth of regulatory compliance, health and safety, and personnel qualifications tracking in PassPort are the key distinguishing features between it and the EMPAC product. Primary PassPort customers are very large operations that need size scalability and product depth, such as regulatory compliance for hazardous chemicals, radiation exposure.

      EMPAC is also an integrated maintenance, inventory, and purchasing software product, originally designed for discrete manufacturing plants, mining operations, paper mills and consumer packaged goods. Primary EMPAC customers are medium and large operations that need flexible product configurability to fit different plant sizes and product lines

      These Indus solutions seamlessly integrate with various third-party systems, including Oracle Corporation’s (“Oracle”) corporate financial applications, SAP Corporation’s (“SAP”) financial applications, and PeopleSoft, Inc’s (“PeopleSoft”) corporate financial, payroll, and human resources applications. Beyond providing departmental information to affected workgroups throughout the customer organization, EAM techniques employed by the Company integrate process control systems and optimize capacity utilization through just-in-time procurement strategies and through deployment of complex maintenance management practices.

Indus InSite

      Indus InSite is a web-architected hosted solution designed to maintain and control the assets of less asset-intensive industries in markets such as commercial and industrial real estate, health care, leisure properties, government and educational facilities. As discussed above under “EAM Solutions,” the InSite product line is being combined with the EMPAC product line to provide additional functionality to both product lines. Upon completion in 2003, Indus InSite will offer J2EE compliant, web services-based architecture encompassing the EMPAC server-side business functionality. It will fully leverage the EMPAC business functionality and table structure existing within the EMPAC database, and wrap EMPAC business functions (such as stored procedures) with J2EE application services.

Banner and Other CIS Products

      At the core of the Indus CIS offerings is the advanced architecture of the Banner product that is sold as an independent solution or packaged with other CIS products like Enerlink, CRM Essentials, Synchro and FMS. Built on the Oracle9i application server technology, Banner features an adaptive infrastructure that takes advantage of Oracle’s world-class functionality for Internet and intranet deployment and streamlined business processes. It is recognized as a customer information solution, combining proven and scalable functionality to facilitate benefits such as:

•	Enterprise-wide access to information

•	Cost controls for increased profitability

•	Regulatory responsiveness

•	Accurate information for making decisions

•	Reduced cycle times from meter reading to collection of accounts receivable

      EnerLink is a complex billing solution that helps energy and utility companies use integrated applications to design, market, administer, and bill various pricing options — regardless of market requirements. This solution is for billing commercial and industrial customers, and includes the following features:

•	Flexible pricing options

•	Robust rate modeling and bill calculation

•	Support for a complex array of contract models

•	Integrated data management

•	Meter data access

      Although EnerLink is offered with Banner, it can also be sold as an independent solution to interface with a client’s legacy application or other commercial third-party CIS.

      Also enhancing the Company’s CIS solution is the utility-specific layer of CRM functionality called CRM Essentials, designed specifically for the energy and utility marketplace. The CRM components can be deployed modularly, ensuring that the implementation targets specific business needs. These components include:

•	Business intelligence and data warehousing

•	Internet customer self-service and electronic bill payment and processing (EBPP)

•	Data mining to support targeted communications and targeted marketing

•	Customer contact tracking and employee metrics

•	Internal work routing and approval

•	Service order scheduling and schedule optimization

      Synchro is a Microsoft-based CMS system designed specifically for the utility industry. Synchro handles multi-service and multi-company requirements, and is fully integrated with Microsoft’s suite of back-office products. IUS developed this product to target those utilities that serve 75,000 or fewer customers. This flexible n-tier system runs on Microsoft database and operating system technology and can be quickly implemented using a streamlined methodology. The intent is to implement Synchro rapidly with few modifications, reducing a utility’s implementation and ownership costs. The target market for Synchro does not possess the financial or staff resources that a typical investor owned utility has, thus requiring a more standardized implementation. By using Microsoft technology, Synchro makes use of the Microsoft products that the majority of this market segment has in place, thereby reducing incremental infrastructure and support costs.

      Fuels Management Systems (“FMS”) manages the acquisition, transportation and inventory of fuels, primarily coal, used to generate electricity. This comprehensive system manages the most costly components of a utility or energy provider. As utility and energy providers focus on improving operations, FMS is a valuable asset to reduce cost and improve efficiencies. IUS currently has four customers using FMS to manage 22 power plants.

Professional Services

      The Company’s EAM and CIS products include consulting services provided by subject matter experts that typically have a long tenure with the Company. These regionally located experts support the Indus sales organization by helping customers implement advanced EAM maintenance principles, materials management theories, and other advanced “best practice” strategies designed to provide a competitive advantage to the customer. The knowledge gained from hundreds of customer implementations, the extensive plant experience of the Company’s employees, and the global experience of its user community, provides a high quality information exchange as customers learn from the professional services organization how the Indus software solutions address industry-specific requirements.

      Indus EAM products are typically implemented through the Company’s proprietary ABACUS tools and methodology. ABACUS consists of software-driven analytical tools, implementation plans and educational resources that consolidates the Company’s extensive experience in implementing enterprise asset management software products. ABACUS provides a step-by-step implementation life cycle framework for all installation, integration, education and business review activities. In addition, ABACUS enhances the ongoing effectiveness of Indus software products and assists customers in improving their business processes.

      The Company has also developed alliances with large systems integrators, as well as smaller third-party implementers and providers. This ensures that customers with specific requirements can leverage the value-added services of these firms when implementing Indus software products.

Hosted Products

      PassPort, EMPAC and Indus InSite are available as hosted products fully supported through remote data centers. The Indus Banner CIS solution is also available as a hosted product. The Indus hosting services provide the EAM and CIS excellence of Indus solutions, integrated Web-enabled applications, and the Internet’s eBusiness opportunities. The Company is responsible for the customer’s hosted system and is the single point of contact for any functionally issues. The hosted product offers comprehensive functionality, reduces implementation time, and guarantees service levels. Additionally, the Indus hosted product integrates with customer legacy systems, delivering a true best-of-breed product that includes many touch points with other industry software application leaders such as Oracle and PeopleSoft.

      The hosted product contains robust, layered security to protect customer data. The Company’s hosted product infrastructure partners provide a suite of services that expertly manage mission-critical software. With a large, multi-specialized, technical staff of certified engineers, the infrastructure partners provide the level of services and expertise necessary to ensure secure, scalable, high-performance operation 24 hours a day. Their services include installation and maintenance of hardware and software, core software expertise, high-volume backup and recovery systems, and constant, proactive monitoring by their server operations center.

Customer Service and Software Maintenance

      Indus World Wide Customer Service helps customers increase productivity and system availability. The Company combines state-of-the-art technology and a highly skilled team of professionals to deliver service through an international infrastructure designed to respond promptly and effectively to customer needs. The Company offers a variety of service options for each of its products. Indus World Wide Customer Service Centers are strategically located in North America, the United Kingdom, and the Asia Pacific region. Two of the Company’s service programs provide extended telephone service after business hours for production-down and critical issues, 24 hours a day, either 5 or 7 days a week. Regardless of the call’s time or point-of-origin, the Company’s toll-free number automatically routes the customer’s call to a fully staffed Indus Customer Service Center. By accessing a global customer service database, the Company’s customer service professionals can share the most up-to-date technical information and provide fast, consistent responses to customer issues around the clock from anywhere in the world.

      eService is Indus’ Web-based mechanism for allowing its customers to access information about the Company’s products and services, as well as log cases, suggest product enhancements, and search for patches or resolutions to common product issues. This service is available on a 24 hours, 7-days-a-week basis.

     Training

      The Indus Learning Center, the Company’s training division, designs, manages, and implements comprehensive education and training products for its user community. The Company’s training professionals provide instructional design and courseware development services, training coordination support, train-the-trainer and end-user programs, and technical training for customer installations worldwide. Open enrollment training courses are provided at the Company’s training centers in Atlanta, Georgia; Columbia, South Carolina; Woking, England; and Brisbane, Australia. Training is also provided at customer sites at the customer’s option. The Indus Learning Center has developed a comprehensive set of eLearning training materials to educate and train customers and internal staff. The eLearning products include Web-based training courses and Indus eClass, an on-line step-by-step guide for cycling through Indus product screens.

Strategic Relationships

      Through a network of strategic relationships established with more than 50 technology and service partners, Indus leverages its internal sales and marketing efforts, enhances the breadth of its solutions and expands its implementation capabilities. This network includes long-term relationships with systems integrators such as Accenture, Braxton (formerly Deloitte Consulting), and International Business Machines, and other product partners that extend the functional footprint of Indus’ products and complement the Company’s core competency with software providers, such as Oracle, PeopleSoft, and BEA Systems, Inc. This collaborative effort creates a software series that provides interoperability with corporate and financial applications, and certain industry specific systems that enable Indus’ customers to improve operating efficiencies, reduce costs, and comply with governmental regulation.

Indus Strategic Client Program

      This program establishes the collaborative planning framework to recommend improvements to the business processes of both Indus and its customers, implement innovative and cost-effective solutions to business needs, and engage the customer in the Company’s strategic vision. The program improves the competitive positioning of Indus and its strategic clients, enhances the return on investment that strategic clients receive from implementing Indus products, and continues the high quality and reliability of Indus products, project support, and customer service. The Company and its strategic clients take mutual responsibility for the overall success of the program.

Indus Software Partner Program

      Through its Software Partner Program, the Company offers a series of partner programs designed to increase the number of software products it can provide to its customers, enabling Indus to continue its focus on developing and delivering functionally advanced EAM and CIS products. The Company believes that the need to forge strategic partnerships is continually increasing as the needs of the Company’s customers evolve and the global marketplace expands. By combining the Company’s own market-leading EAM/CIS software with its partners’ considerable strengths in market-focused products and services, Indus provides its customers with the leverage needed to increase their return on assets, while providing Indus with additional software license fees and services.

      The Company works with a variety of partners to create the widest range of possible products for its customers. The following highlights several of the Company’s partners:

•	BEA Systems Inc. — supports Indus customers’ need to design and automate business processes that integrate back-end applications and e-commerce technologies.

•	Oracle — provides database platform as well as Oracle Financials integration. Indus is a member of the Oracle Partner Network, as a Certified Advantage Partner.

•	Business Objects — provides business intelligence that lets organizations access, analyze, and share information internally with employees and externally with customers, suppliers, and partners.

Research and Development

      The Company has dedicated research, development, and software engineering functions, and regularly releases new products and enhancements to existing products. Research and development efforts are directed at increasing overall product functionality, improving product performance, and extending the capabilities of the products to interoperate with selected third-party software products available from alliance partners. These efforts include developing new applications that address new horizontal and vertical functions.

      The Company believes that research and development is most effectively accomplished if customers are involved in the process. Through direct customer involvement and consensus input from user group oversight committees, product content is improved and the customer acceptance of new software deployment is significantly increased. In addition, the interactive development process promotes increased customer awareness of the products’ technological features and fosters greater product loyalty.

Competition

      The EAM and CIS software products businesses are highly competitive and constantly changing. They are significantly affected by new product and technology innovations brought about by industry participants. The Company believes that the principal competitive factors in its businesses will be:

•	product quality, ROI, performance and functionality;

•	adaptability to new trends driven by technology and customer requirements;

•	cost of internal product development as compared with cost of purchase of products from outside vendors;

•	ease and speed of implementation;

•	cost of ongoing maintenance; and

•	time-to-market with, and market acceptance of new products, enhancements, functionality and services.

      In the EAM market, the Company’s competitors include companies in the enterprise, departmental, and point products market segments. At the enterprise product level, the Company’s main competitors are SAP, Oracle, and Industrial and Financial Systems (“IFS”). In the departmental or plant products market for “Tier 1” customers, the Company competes primarily with other EAM software vendors such as SAP, Oracle, Mincom Corp., and IFS. In the market for “Tier 2” customers (customers having annual revenues between $250 million and $1 billion), the Company competes primarily with MRO Software, Inc. (formerly Project Software & Development, Inc.), Invensys, and Datastream Systems, Inc. In addition, point products vendors such as Severn Trent Systems, Synercom, and others provide competing software products to industry sub-sectors such as transmission and distribution of electric power for utilities. The Company also faces competition from suppliers of custom-developed business application software that have focused largely on proprietary mainframe- and microcomputer-based systems with highly customized software, such as the systems consulting groups of major accounting firms and systems integrators.

      In the CIS market, the Company’s primary competitors include SPL WorldGroup, PeopleSoft, SAP, Peace Software, Cayenta (a subsidiary of Titan), and Orcaom.

Proprietary Rights and Licensing

      The Company relies on a combination of the protections provided under applicable copyright, trademark and trade secret laws, as well as on confidentiality procedures, licensing arrangements and other contractual arrangements to establish and protect its rights in its software. Despite the Company’s efforts, it may be possible for unauthorized third parties to copy certain portions of the Company’s products or to reverse engineer or obtain and use information that the Company regards as proprietary. In addition, the laws of certain countries do not protect the Company’s proprietary rights to the same extent as do the laws of the United States. Furthermore, the Company has no patents, and existing copyright laws afford only limited protection. Accordingly, there can be no assurance that the Company will be able to protect its proprietary software against unauthorized third-party copying or use, which could adversely affect the Company’s competitive position.

      The Company licenses its applications to customers under license agreements, which are generally in standard form, although each license is individually negotiated and may contain variations. The standard form agreement allows the customer to use the Company’s products solely on the customer’s computer equipment for the customer’s internal purposes, and the customer is generally prohibited from sub-licensing or transferring the applications. The agreements generally provide that the Company’s warranty for its products is limited to correction or replacement of the affected product, and in most cases the Company’s warranty liability may not exceed the licensing fees from the customer. The Company’s standard form agreement also includes a confidentiality clause protecting proprietary information relating to the licensed applications.

      The Company’s products are generally provided to customers in object code (machine-readable) format only. From time to time, in limited circumstances, the Company has licensed source code (human-readable form) for its EAM application, subject to customary protections such as use restrictions and confidentiality agreements. IUS has historically licensed source code for certain applications, subject to customary protections such as use restrictions and confidentiality agreements. In addition, customers can be beneficiaries of a master source code escrow for the applications, pursuant to which the source code will be released to end users upon the occurrence of certain events, such as the commencement of bankruptcy or insolvency proceedings by or against the Company, or certain material breaches of the agreement. The Company has the right to object to the release of the source code in such circumstances, and to submit the matter to dispute resolution procedures. In the event of any release of the source code from escrow, the customer’s license is limited to use of the source code to maintain, support and configure the Company applications.

      The Company may from time to time receive notices from third parties claiming infringement by the Company’s products of proprietary rights of others. As the number of software products in the industry increases and the functionality of these products further overlap, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time consuming and expensive to defend or could require the Company to enter into royalty and licensing agreements. Such agreements, if required, may not be available on terms acceptable to the Company, or at all.

      Indus, Indus Solution Series, IndusWorld, Indus InSite, PassPort Software Solutions, ABACUS, ABACUS Toolkit, Sextant, PORTAL/G, PORTAL/95, PORTAL/97, PORTAL/J, ViewPort, Prism Consulting, EMPAC, Enterprise MPAC, IndusKnowledgeWarehouse, IndusConnect, IndusBuyDemand, IndusAnyWare, IndusASP, Curator, Enerlink and Synchro are trademarks and service marks of the Company. All other brand names or trademarks are the property of their respective holders.

      The Company was formed through the combination of The Indus Group, Inc., a California corporation, and TSW International, Inc., a Georgia corporation, in August 1997.

Employees

      At December 31, 2002, Indus had approximately 650 full-time employees, representing a 27% reduction in staffing during 2002 to size the business in line with current requirements. In connection with its acquisition of IUS in March 2003, the number of employees increased by approximately 450.

      The Company’s future success depends, in large part, on the continued service of its key management, sales, product development and operational personnel and on its ability to attract and retain highly qualified employees, including management personnel. There can be no assurance that the Company will be successful in attracting, retaining and motivating key personnel.

Executive Officers

      The executive officers of the Company as of March 2003 were as follows:

Name of Executive Officer	Age	Principal Occupation

Thomas R. Madison, Jr.	57	Chairman of the Board of Directors and Chief Executive Officer
Jeffrey A. Babka	49	Executive Vice President Finance and Administration, Chief Financial Officer and Secretary
Gregory J. Dukat	42	Executive Vice President of Worldwide Operations

      Mr. Madison has served as Chief Executive Officer of the Company since July 2002 and as Chairman of the Board of Directors of the Company since December 2001. From January 2001 until December 2001, Mr. Madison served as an independent management consultant. From May 1999 until January 2001, he served as President and Chief Executive Officer of Talus Solutions, an implementer of products and services for optimizing pricing strategies and practices based upon customer buying behaviors. From March 1994 until May 1999, Mr. Madison served as Group President and Corporate Vice President of Computer Sciences Corp.

      Mr. Babka has served as Executive Vice President Finance and Administration and Chief Financial Officer of the Company since April 2002. From August 2000 to March 2002, Mr. Babka served as Vice President, Finance and Chief Financial Officer for the Global Accounts Business Unit of Concert Communications, an international Joint Venture between AT&T and British Telecom, a voice and data service provider. From August 1999 to August 2000, Mr. Babka served as Vice President and Corporate Controller for Global Crossing Ltd, where he headed the implementation of an ERP system for that company’s worldwide operations. From July 1997 to August 1999, he was a Senior Vice President and Chief Financial Officer for the Technology and Operations Group of Bank of America, N.A.

      Mr. Dukat has served as Executive Vice President of Worldwide Operations of the Company since September 2002. From September 2001 to April 2002, he was the Chief Executive Officer for 180 Commerce, Inc, a startup reverse supply chain enterprise software company. From October 1989 to September 2001, Mr. Dukat served in various positions at J.D. Edwards, an enterprise software provider, most recently as Vice President and General Manager.

Employment Agreements

      All the executive officers of the Company have employment contracts with the Company.

FACTORS AFFECTING FUTURE PERFORMANCE

Our business may suffer from risks associated with growth and acquisitions, including the acquisition of IUS.

      We expect to continue evaluating and pursuing acquisition and merger opportunities on a selective basis. We cannot assure you that any business or assets that we acquire, including the business and assets of IUS, will be integrated into our existing business in an effective manner. Our inability to effectively integrate the business and assets that we acquired in the acquisition of IUS could materially harm our business.

      All acquisitions, including the IUS acquisition, also involve specific risks. Some of these risks include:

•	the assumption of unanticipated liabilities and contingencies;

•	diversion of our management’s attention; and

•	possible reduction of our reported asset values and earnings because of:

•	goodwill impairment;

•	increased interest costs;

•	issuances of additional securities or debt; and

•	difficulties in integrating acquired businesses and assets.

      As we grow and attempt to integrate any business and assets that we may acquire, including those in the IUS acquisition, we can give no assurance that we will be able to:

•	properly maintain and take advantage of the business or value of any acquired business and assets;

•	identify suitable acquisition candidates;

•	complete any additional acquisitions; or

•	integrate any acquired businesses or assets into our operations.

Our operating results may fluctuate significantly from quarter to quarter which could negatively affect our results of operations and our stock price.

      Our operating results have fluctuated in the past, and our results may fluctuate significantly in the future. We generated net operating losses during each quarter of 2002. We do not expect to be profitable in the near term and may not be profitable in future quarters. Our operating results may fluctuate from quarter to quarter and may be negatively affected as a result of a number of factors, including:

•	the relatively long sales cycles for our products;

•	delays or difficulties in the integration of IUS;

•	delays or deferral in the successful completion of product implementations;

•	the variable size and timing of individual license transactions;

•	changes in demand for our products and services;

•	market acceptance of new products;

•	delays associated with product development, including the development and introduction of new releases of existing products;

•	delays in payment or non-payment of accounts receivable;

•	the development and introduction of new operating systems and/or technological changes in computer systems that require additional development efforts;

•	competitive conditions in the industry, including changes in our pricing policies or our competitors’ pricing policies;

•	changes in the budgets of our customers and prospective customers;

•	the introduction of new products or product enhancements by us or our competitors;

•	our success in, and costs associated with, developing, introducing and marketing new products;

•	changes in the proportion of revenues attributable to licensing fees, hosting fees and services;

•	changes in the level of operating expenses;

•	software defects and other product quality problems and the costs associated with solving those problems;

•	successful completion of customer funded development;

•	success in expanding sales and marketing programs;

•	personnel changes, including changes in our management;

•	changes in our sales organization;

•	fluctuations in foreign currency exchange rates;

•	negative effects relating to hostilities, war or terrorist acts;

•	effect of Securities and Exchange Commission requirements and AICPA Statements of Position on our revenue recognition; and

•	other economic conditions, generally, or in specific vertical industry segments.

      Changes in operating expenses or variations in the timing of recognition of specific revenues resulting from any of the these factors can cause significant variations in operating results from quarter to quarter and may in some future quarter result in losses or have a material adverse effect on our business or results of operations.

If the market does not accept our new products and new modules or upgrades to the existing products that we launch from time to time, our operating results and financial condition would be materially adversely affected.

      From time to time, we launch new products and new modules or upgrades to existing products. For example, in March 2002, we launched our hosted, Internet-based enterprise asset management product, Indus InSite™. There can be no assurance that any of our new or enhanced products, including Indus InSite™, will be sold successfully or that they can achieve market acceptance. Our future success with Indus InSite™, our web-based offerings and other next generation product offerings will depend on our ability to accurately determine the functionality and features required by our customers, as well as the ability to enhance our products and deliver them in a timely manner. We cannot predict the present and future size of the potential market for our next generation of products, and we may incur substantial costs to enhance and modify our products and services in order to meet the demands of this potential market.

We may not be able to successfully consolidate our EMPAC and Indus InSite products, which could negatively affect our business.

      In October 2002, we announced our plans to consolidate our EMPAC and Indus InSite products onto a single development platform. There can be no assurances that we can successfully consolidate these two products onto a single development platform or that our existing EMPAC and MPAC-UX will migrate to the new development platform, or that we can quickly and cost effectively affect such migrations. Difficulties or delays in consolidating these two products or in migrating customers to the new development platform could result in a material adverse effect on our business, results of operation and financial condition.

If we experience delays in product development or the introduction of new products or new versions of existing products, our business will be negatively affected.

      We have in the past experienced delays in product development, and there can be no assurance that we will not experience further delays in connection with our current product development or future development activities. In October 2002, we announced an accelerated development schedule for Indus InSite™and the planned consolidation of two products, EMPAC and Indus InSite™, onto a single development platform. If we are unable to develop and introduce new products, or enhancements to existing products, or to execute the consolidation of EMPAC and Indus InSite™ development platforms, in a timely manner in response to changing market conditions or customer requirements, it may affect our ability to execute the consolidation of the EMPAC and Indus InSite™ products and our business, operating results and financial condition will be materially and adversely affected. Because we have limited resources, we must effectively manage and properly allocate and prioritize our product development efforts and our porting efforts relating to newer products and operating systems. There can be no assurance that these efforts will be successful or, even if successful, that any resulting products or operating systems will achieve customer acceptance.

Delays in implementation of our software or the performance of our professional services may negatively affect our business.

      Following license sales, the implementation of our products and their extended solutions generally involves a lengthy process, including customer training and consultation. In addition, we are often engaged by our existing customers for other lengthy professional services projects. A successful implementation or other professional services project requires a close working relationship between us, the customer and, if applicable, third-party consultants and systems integrators who assist in the process. These factors may increase the costs associated with completion of any given sale, increase the risks of collection of amounts due during implementation or other professional services projects, and increase risks of cancellation or delay of such projects. Delays in the completion of a product implementation or with any other professional services project may require that the revenues associated with such implementation or project be recognized over a longer period than originally anticipated, or may result in disputes with customers regarding performance by us and payment by the customers. Such delays in the implementation have caused, and may in the future cause, material fluctuations in our operating results. Similarly, customers may typically cancel implementation projects at any time without penalty, and such cancellation could have a material adverse effect on our business or results of operations. Because our expenses are relatively fixed, a small variation in the timing of recognition of specific revenues can cause significant variations in operating results from quarter to quarter and may in some further quarter result in losses or have a material adverse effect on our business or results of operations.

Risk Associated with Magnox Electric plc (“Magnox”) Implementation and Indus Hosting

      In the third quarter of 2001, we announced that Magnox had selected us to provide work management and compliance system software for eight nuclear stations. We are providing a total business solution, including the PassPort product suite, implementation services, and five years of application hosting via our web hosting services. Magnox is a wholly-owned subsidiary of British Nuclear Fuels Ltd (“BNFL”), operating BNFL’s nuclear power stations. The project is scheduled to include site implementations through the second quarter of 2003, and may be extended. The Magnox contract represented 12.6% of our revenues for the year ended December 31, 2002. Due to the size of this project and the recent percentage of revenue it represents, problems with the successful and timely completion of the implementation could have a material adverse effect on our future financial results or financial position. Moreover, we have limited experience hosting our Passport product and if there are problems with our web hosting services that result in the cancellation or material alteration of the contract for any reason, it may have a material effect on our future financial results or financial position.

If our business strategy is not successful, we may have liquidity difficulties.

      As of December 31, 2002, our principal sources of liquidity consisted of approximately $47.0 million in cash and cash equivalents, short and long-term marketable securities, and short and long-term restricted cash as compared to $63.8 million at December 31, 2001. We believe that our existing cash, cash equivalents and marketable securities, together with anticipated cash from operations will be sufficient to meet our cash needs for at least the next twelve months, however, if management is not successful in reducing operating losses and additional sources of cash are not available to us, this could result in a material adverse effect on our financial position.

      We generated net losses during each quarter of 2002. The loss during the first quarter of 2002 triggered a default of profitability and minimum tangible net worth covenants contained in our bank line of credit. As a result of this default, we are required to maintain a compensating balance, equal to all outstanding credit line and letter of credit usage, with the lender. The lender’s requirement that we maintain a compensating balance for all credit line usage effectively negates our ability to use the bank line of credit for any reason other than its current letter of credit purposes and could negatively impact our liquidity.

If we are required to repay our note to SCT Financial Corporation or our 8% convertible notes, we may have liquidity difficulties.

      In connection with the acquisition of IUS, we executed a promissory note in the principal amount of $10.0 million in favor of SCT Financial Corporation, a subsidiary of Systems and Computer Technology Corporation. This note is due on September 5, 2003 and bears interest at 6% per year. IUS, now a wholly owned subsidiary of the Company, is a guarantor of the note and this guaranty is secured by certain real property owned by IUS. We intend to repay the note to SCT Financial Corporation prior to its maturity with the proceeds of a third-party mortgage on the IUS’ real property. We are in discussions with a commercial lender and expect to enter into a commercial mortgage on the property within three months. Based on a market study performed by an independent real estate services firm, we believe that the fair market value of the property is at least $18 million. As a result of this appraisal and the discussions with the commercial lender, we expect the proceeds of the mortgage will be sufficient to repay the note to SCT Financial Corporation. However, we cannot assure investors that we will be able to refinance the note to SCT Financial Corporation in a timely manner or on terms that are acceptable to us. In such event, we may be required to repay the principal and interest on the note out of cash on hand, which would materially adversely affect our liquidity. If we are unable to repay the principal and interest on the note, SCT Financial may foreclose on the security and seek to sell the real property to pay off our obligations.

      On March 5, 2003, we completed a private placement selling our 8% Convertible Notes in an aggregate principal amount of approximately $14.5 million. The 8% Convertible Notes are due on December 5, 2003, are convertible into shares of common stock upon receipt of the requisite approval of our stockholders. If our stockholders do not approve the issuance of the shares of common stock on the conversion of the notes prior to their maturity date, we will be required to repay the principal and interest on the notes out of cash on hand, which would materially adversely affect our liquidity.

Market acceptance of Indus InSite depends, in part, on the continued acceptance of the Internet for business transactions.

      The development of the Internet as a medium for business transactions, and asset management in particular, is in a relatively formative stage. The Internet market is an emerging market that may undergo rapid technological change. As we continue to develop and market Indus InSite™ and other Internet-based products, the success of those products will depend on the continued use and development of the Internet as a tool for the transaction of business, and asset management in particular. We cannot assure investors that the infrastructure or complementary services necessary to maintain the Internet will be developed or maintained. If the Internet fails as a medium for business transactions, and asset management in particular, it would have a material adverse affect on the market acceptance of Indus InSite™ and other Internet-based products we develop.

Security risks and concerns may deter the use of the Internet, which could adversely affect the market acceptance of Indus InSite.™

      A significant barrier to the adoption and success of Internet-based products like Indus InSite™ is the secure transmission of confidential information over public networks. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of security systems. If any well-publicized compromises of security were to occur, it could have the effect of substantially reducing the use of the Internet for commerce and communications. Anyone who circumvents the security measures for Indus InSite™ could misappropriate proprietary information or cause interruptions in the services we provide through Indus InSite™ and our other Internet-based products. The Internet is a public network, and data is sent over this network from many sources. In the past, computer viruses, software programs that disable or impair computers, have been distributed and have rapidly spread over the Internet. Computer viruses could be introduced into the Indus InSite™ system or those of our customers or suppliers, which could disrupt Indus InSite™ or make it inaccessible to customers. We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. To the extent that our activities may involve the storage and transmission of proprietary information, security breaches could expose us to a risk of loss or litigation and possible liability. Our security measures may be inadequate to prevent security breaches, and the adoption of Indus InSite and our business in general would be materially harmed if we do not prevent them.

Continued decrease in demand for our products and services will result in harm to our business.

      In recent quarters we have experienced a decrease in demand for our products and related services, which we believe is due to unfavorable general economic conditions and decreased capital spending by companies in the industries we serve. If these economic conditions persist, our business, results of operations and financial condition are likely to be materially adversely affected.

      Moreover, overall demand for enterprise software products in general may grow slowly or decrease in upcoming quarters and years because of unfavorable general economic conditions, decreased spending by companies in need of enterprise asset management solutions or otherwise. This may reflect a saturation of the market for enterprise software solutions generally, as well as deregulation and retrenchment affecting the way companies purchase enterprise asset management software. To the extent that there is a slowdown in the overall market for enterprise asset management software, our business, results of operations and financial condition are likely to be materially adversely affected.

Recent changes in management may result in difficulties for our business.

      We had significant turnover at the executive management level from 2000 through September 2002, including the appointment of a new Chief Financial Officer in April 2002 and a new Chief Executive Officer in July 2002, the elimination of the Chief Operating Officer position in July 2002, and the appointment of a new Executive Vice President of Worldwide Operations in September 2002. Our current executive management team has only recently begun to work together, and they may be unable to integrate and work effectively as a team. There can be no assurance that we will be able to motivate and retain the current executive management team or that we will be able to work together effectively. If we lose any members of our executive management team or they are unable to work together effectively, our business, operations and financial results could be adversely affected.

Our success depends upon our ability to attract and retain key personnel.

      Our future success depends, in significant part, upon the continued service of our key technical, sales and senior management personnel, as well as our ability to attract and retain new personnel. For example, we are in the process of filling several key sales positions. Competition for qualified sales, technical and other personnel is intense, and there can be no assurance that we will be able to attract, assimilate or retain additional highly qualified employees in the future. If we were unable to hire and retain personnel, particularly in senior management positions, our business, operating results and financial condition would be materially adversely affected. Additions of new personnel and departures of existing personnel, particularly in key positions, can be disruptive and have a material adverse effect on our business, operating results and financial condition.

We may not realize the expected benefits of our recent restructurings.

      Over the last several years we have undertaken several internal restructuring initiatives. For example, during 2000 and 2001, we restructured some of our operations by, among other things, relocating our corporate headquarters and administrative functions to Atlanta, Georgia from San Francisco, California. In March 2002, the Board of Directors approved a formal restructuring plan that, among other things, resulted in a reduction in force and the closing of our Dallas office. During the second half of 2002, due to unfavorable financial performance since the fourth quarter of 2001 and management reviews of worldwide operations, we reconfigured our business model and implemented several reductions in workforce and other cost reductions to restructure and resize the business. These types of internal restructurings have operational risks, including reduced productivity and lack of focus as we terminate some employees and assign new tasks and provide training to other employees. In addition, there can be no assurance that we will achieve the anticipated cost savings from these restructurings and any failure to achieve the anticipated cost savings could cause our financial results to fall short of expectations and adversely affect our financial position.

      We have taken charges for restructuring expenses, including $8.0 million in the second quarter of 2001, $3.4 million in the first quarter of 2002, $4.0 million in the second quarter of 2002, and $0.8 million in the fourth quarter of 2002, and there can be no assurance that additional charges for restructuring expenses will not be taken in future quarters. Significant future restructuring charges could cause financial results to be unfavorable.

The strain on our management may negatively affect our business and our ability to execute our business strategy.

      Changes to our business and customer base have placed a strain on management and operations. Previous expansion had resulted in substantial growth in the number of our employees, the scope of our operating and financial systems and the geographic area of our operations, resulting in increased responsibility for management personnel. Our recent restructuring activities and our acquisition of IUS has recently placed additional demands on management. In connection with our recent restructuring activities and our acquisition of IUS, we will be required to effectively manage our operations, improve our financial and management controls, reporting systems and procedures on a timely basis and to train and manage our employee work force. There can be no assurance that we will be able to effectively manage our operations and failure to do so would have a material adverse effect on our business, operating results and financial condition.

The market for our products is highly competitive, and we may be unable to maintain or increase our market share.

      The enterprise asset management market is intensely competitive. In order to remain competitive, we must continually enhance our baseline software and integration products and develop new products in a timely fashion. We believe that the principal competitive factors in our businesses will be:

•	product performance and functionality;

•	ability to develop new products and new releases of existing products in a timely fashion;

•	adaptability to new trends driven by technology and customer requirements;

•	cost of internal product development as compared with cost of purchase of products supplied by outside vendors;

•	cost of ongoing maintenance; and

•	time-to-market with, market acceptance of, enhancements to functionality of, new services and new products.

      Our success also depends significantly on our ability to develop more advanced products more quickly and less expensively than our existing and potential competitors and to educate potential customers of the benefits of licensing our products. Some of our competitors have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base than us, which may allow them to introduce products with more features, greater functionality and lower prices than our products. These competitors could also bundle existing or new products with other, more established products in order to effectively compete with us.

      In addition, because there are relatively low barriers to entry for the software market, we expect additional competition from other companies. Increased competition is likely to result in price reductions, reduced gross margins and loss of sales volume, any of which could materially and adversely affect our business, operating results, and financial condition. Any material reduction in the price of our products would negatively affect our gross revenues and could have a material adverse effect on our business, operating results, and financial condition. There can be no assurance that we will be able to compete successfully against current and future competitors, and if we fail to do so we may be unable to maintain or increase or market share.

If we don’t respond to rapid technological change and evolving industry standards, we will be unable to compete effectively.

      The industries in which we participate are characterized by rapid technological change, evolving industry standards in computer hardware and software technology, changes in customer requirements and frequent new product introductions and enhancements. The introduction of products embodying new technologies, the emergence of new standards or changes in customer requirements could render our existing products obsolete and unmarketable. As a result, our success will depend in part upon our ability to continue to enhance existing products and expand our products, continue to provide enterprise asset management and customer information system products and develop and introduce new products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve customer acceptance. Customer requirements include, but are not limited to, product operability and support across distributed and changing heterogeneous hardware platforms, operating systems, relational databases and networks. There can be no assurance that any future enhancements to existing products or new products developed by us will achieve customer acceptance or will adequately address the changing needs of the marketplace. There can also be no assurance that we will be successful in developing and marketing enhancements to our existing products or new products incorporating new technology on a timely basis.

Our growth is dependent upon the successful development of our direct and indirect sales channels.

      We believe that our future growth also will depend on developing and maintaining successful strategic relationships or partnerships with systems integrators and other technology companies. Our strategy is to continue to increase the proportion of customers served through these indirect channels. We are currently investing, and plan to continue to invest, significant resources to develop these indirect channels. This investment could adversely affect our operating results if these efforts do not generate license and service revenue necessary to offset this investment. Also, our inability to partner with our technology companies and qualified systems integrators could adversely affect our results of operations. Because lower unit prices are typically charged on sales made through indirect channels, increased indirect sales could reduce our average selling prices and result in lower gross margins. In addition, sales of our products through indirect channels will reduce our consulting service revenues, as the third-party systems integrators provide these services. As indirect sales increase, our direct contact with our customer base will decrease, and we may have more difficulty accurately forecasting sales, evaluating customer satisfaction and recognizing emerging customer requirements. Further, in these cases, we depend heavily on these third-party integrators to install our products and to train customers to us our products. Incorrect product installation, failure to properly train the customer, or general failure of an integrator to satisfy the customer could have a negative effect on our relationship with the integrator and the customer. Such problems could damage our reputation and the reputation of our products and services. In addition, we may face additional competition from these systems integrators and third-party software providers who develop, acquire or market products competitive with our products.

      Our strategy of marketing our products directly to customers and indirectly through systems integrators and other technology companies may result in distribution channel conflicts. Our direct sales efforts may compete with those of our indirect channels and, to the extent different systems integrators target the same customers, systems integrators may also come into conflict with each other. Any channel conflicts that develop may have a material adverse effect on our relationships with systems integrators or hurt our ability to attract new systems integrators.

If we fail to comply with laws or government regulations, we may be subject to penalties and fines.

      We are not directly subject to regulation by any governmental agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations addressing the products and services we provide. We do, however, license our products and provide services, from time to time, to the government, government agencies, government contractors and to other customers that are in industries regulated by the government. As a result, our operations, as they relate to its relationships with governmental entities and customers in regulated industries, are governed by certain laws and regulations. These laws and regulations are subject to change without notice to us. In some instances, compliance with these laws and regulations may be difficult or costly, which may negatively affect our business and results of operation. In addition, if we fail to comply with these laws and regulations, we may be subject to significant penalties and fines that could materially negatively affect our business, results of operations and financial position.

There are significant risks related to growth of our international operations.

      International revenues (from sales outside the United States) accounted for approximately 31%, 41% and 34% of total revenues in 2000, 2001 and 2002. We maintain an operational presence and have established support offices in the United Kingdom, Canada, Australia, France and Japan. We expect international sales to continue to become a more significant component of our business. However, there can be no assurance that we will be able to maintain or increase international market demand for our products. In addition, international expansion may require us to establish additional foreign operations and hire additional personnel. This may require significant management attention and financial resources and could adversely affect our operating margin. To the extent we are unable to expand foreign operations in a timely manner, our growth, if any, in international sales will be limited, and our business, operating results and financial condition could be materially and adversely affected.

Exchange rate fluctuations between the U.S. Dollar and other currencies in which we do business may result in currency translation losses.

      At December 31, 2002, a significant portion of our cash was held in Pound Sterling or other foreign currencies (Australian Dollars, Canadian Dollars, Euros, Japanese Yen, and French Francs). In the future, we may need to exchange some of the cash held in Pound Sterling, or other foreign currencies, to U.S. Dollars. We do not engage in hedging transactions, and an unfavorable foreign exchange rate at the time of conversion to U.S. Dollars would adversely affect the net fair value of the foreign denominated cash upon conversion.

The success of our international operations is subject to many uncertainties.

      Our international business also involves a number of additional risks, including:

•	lack of acceptance of localized products;

•	cultural differences in the conduct of business;

•	longer accounts receivable payment cycles;

•	greater difficulty in accounts receivable collection;

•	seasonality due to the annual slow-down in European business activity during our third calendar quarter;

•	unexpected changes in regulatory requirements and royalty and withholding taxes that restrict the repatriation of earnings;

•	tariffs and other trade barriers;

•	the burden of complying with a wide variety of foreign laws; and

•	negative effects relating to hostilities, war or terrorist acts.

      Our international sales are generated primarily through our international sales subsidiaries and indirect sales channel partners creating a risk of foreign currency translation gains and losses. To the extent profit is generated or losses are incurred in foreign countries, our effective income tax rate may be materially and adversely affected. In some markets, localization of our products will be essential to achieve market penetration. We may incur substantial costs and experience delays in localizing our products, and there can be no assurance that any localized product will ever generate significant revenues. There can be no assurance that any of the factors described herein will not have a material adverse effect on our future international sales and operations and, consequently, our business, operating results and financial condition.

We have only limited protection of our proprietary rights and technology.

      Our success is heavily dependent upon our proprietary technology. We rely on a combination of the protections provided under applicable copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements, to establish and protect our proprietary rights. As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors and corporate partners, and license agreements with respect to our software, documentation and other proprietary information. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of our products or to reverse engineer or obtain and use information that we regard as proprietary, to use our products or technology without authorization, or to develop similar technology independently. Moreover, the laws of some other countries do not protect our proprietary rights to the same extent as do the laws of the United States. Furthermore, we have no patents and existing copyright laws afford only limited protection. We have made source code available from time-to time for certain of our products and providing such source code may increase the likelihood of misappropriation or other misuses of our intellectual property. Accordingly, there can be no assurance that we will be able to protect our proprietary software against unauthorized third-party copying or use, which could adversely affect our competitive position.

We may not be successful in avoiding claims that we infringe other’s proprietary rights.

      We are not aware that any of our products infringe the proprietary rights of third parties. There can be no assurance, however, that a third-party will not assert that our technology violates its patents or other proprietary rights in the future. As the number of software products in the industry increases and the functionality of these products further overlap, we believe that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time consuming and expensive to defend or could require us to enter into royalty and licensing agreements. Such royalty or license agreements, if required, may not be available on terms acceptable to us or at all, which could have a material adverse effect upon our business, operating results and financial condition.

As a result of lengthy sales and implementation cycle and the large size of our typical orders, any delays we experience will affect our operating results.

      The purchase and implementation of our software products by a customer generally involves a significant commitment of capital over a long period of time, with the risk of delays frequently associated with large capital expenditures and implementation procedures within an organization, such as budgetary constraints and internal approval review. During the sales process, we may devote significant time and resources to a prospective customer, including costs associated with multiple site visits, product demonstrations and feasibility studies, and experience significant delays over which we will have no control. Any such delays in the execution of orders have caused, and may in the future cause, material fluctuations in our operating results.

If we are not able to license essential technology from third parties, our business would suffer.

      Elements of our products are licensed from third parties under agreements, which may include certain warranties and representations that we typically seek to pass through to the end users through contractual provisions. Reliance on software licensed from third parties can materially impact the cost of licensing revenue and reduce gross margins on licensing fees for some software modules or products. Moreover, the loss of our right to use and license such technology could limit our ability to successfully market certain modules or products. While we believe that we would be able to either license or develop alternatives to such component technologies, there can be no assurance that we would be able to do so, or that such alternatives would achieve market acceptance or be available on a timely basis. Failure to obtain the necessary licenses or to develop needed technologies could have a material adverse effect on our business, operating results and financial condition.

Customer claims, whether successful or not, could be expensive and could harm our business.

      The sale and support of our products may entail the risk of product liability claims. Our license agreements typically contain provisions designed to limit exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in such license agreements may not be effective as a result of federal, state or local laws or ordinances or unfavorable judicial decisions. A successful product liability claim brought against us relating to our product or third-party software embedded in our products could have a material adverse effect upon our business, operating results and financial condition.

Changes in Securities and Exchange Commission Requirements and American Institute of Certified Public Accountants (“AICPA”) Statements of Position could materially adversely affect our results of operations.

      In October 1997, the AICPA issued Statement of Position No. 97-2 “Software Revenue Recognition” (“SOP 97-2”) which superseded SOP No. 91-1. SOP No. 97-2, as amended by SOP No. 98-4 and SOP No. 98-9, was effective for our fiscal year beginning June 1, 1998 and provides guidance on applying generally accepted accounting principles for software recognition transactions. In December 1999, the Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”) which provides further revenue recognition guidance. The accounting profession continues to review certain provisions of SOP No. 97-2 and SAB 101 with the objective of providing additional guidance on implementing consistent standards for software revenue recognition. Depending on the outcome of these reviews and the issuance of implementation guidelines and interpretations, we may be required to change our revenue recognition policies and business practices, and such changes could have a material adverse impact on our business, results of operations or financial position.

If pending litigation is resolved unfavorably to us, our cash position would be adversely affected.

      We are involved in certain pending litigation with former employees that, if resolved unfavorably to us, may require us to pay material cash payments in settlement. Any such payment could adversely affect our cash position.

Additional shares will become eligible for sale in the future, which could result in a decrease in the price of our common stock.

      The market price of our common stock could drop as a result of sales of large numbers of shares in the market, or the perception that such sales could occur. We financed a portion of the purchase price of the acquisition of IUS through the sale of approximately 6.8 million shares, or approximately 19.5%, of our common stock and $14.5 million aggregate principal amount of convertible notes that will automatically convert into shares of common stock at $1.50 a share (approximately 9.6 million shares) upon approval of the conversion by our stockholders. We intend to hold a stockholders’ meeting for the purpose of allowing our stockholders to vote on the conversion of the convertible notes as soon as is reasonably practicable.

      We have filed a registration statement to register approximately 6.8 million shares for resale. These shares are freely transferable without restriction or further registration under the Securities Act of 1933. We are required to file another registration statement within 30 days of the conversion of the convertible notes to register for resale the shares of our common stock that will be issued upon the conversion. Once that registration statement is declared effective by the Commission, those shares will also be freely transferable.

      Since there is minimal trading volume in our common stock, stockholders wishing to sell even small numbers of shares could have a negative impact on the price of our common stock. If the holders of significant amounts of our common stock, including those stockholders who acquired shares of our common stock in connection with the financing of the IUS acquisition, desire to sell their shares, our stock price would be materially, negatively affected.

Item 2.	Properties

      Certain information concerning the Company’s office space at December 31, 2002 is set forth below:

		Square	Ownership
Location	Principal Use	Footage	Interest

Domestic Offices:
Atlanta, GA	Corporate Headquarters, Research and Development, Sales and Marketing, Operations	107,200	Lease
San Francisco, CA	Regional Operations, Research and Development, Sales and Marketing, Operations	51,340	Lease
Lake Oswego, OR	Regional Operations	5,057	Lease
Pittsburgh, PA	Regional Operations	10,131	Lease

International Offices:
Woking, Surrey, United Kingdom	Regional Operations	9,087	Lease
Brisbane, Australia	Regional Operations	8,755	Lease
Paris, France	Regional Operations	6,660	Lease

      The office space listed above comprises space in active use. Space leased to third parties under sub-lease arrangements and excess space offered for sublease has been excluded. See Note 6 to the Consolidated Financial Statements for further discussion.

      As part of the previously discussed acquisition of Indus Utility Systems in March 2003, the Company now owns two office buildings in Columbia, SC, with a combined office space of 140,000 sq. ft.

      Management continually evaluates operational requirements and adjusts facilities capacity where necessary.

Item 3.	Legal Proceedings

      In June 2000, the Company was served with a demand for arbitration by William Grabske, the Company’s former Chief Executive Officer. Mr. Grabske was seeking enforcement of a purported Settlement Agreement and Mutual Release. Mr. Grabske sought severance pay and reimbursement of expenses of approximately $1.0 million plus interest, options for approximately 200,000 shares of stock in the Company, and fees and costs. The Company asserted various counterclaims. In December 2002, the Company and Mr. Grabske entered into a Separation Agreement and Mutual Release pursuant to which the Company and Mr. Grabske agreed, among other things, to dismiss with prejudice their respective claims in the arbitration. The Separation Agreement and Mutual Release did not require any payments to Mr. Grabske by the Company.

      On March 5, 2003, the Company acquired IUS from Systems and Computer Technology Corporation (“SCT”). IUS (formerly known as SCT Utility Systems, Inc.) is a defendant in a claim brought by KPMG Consulting, Inc. on June 2, 2002 in the Circuit Court of the 11th Judicial Circuit. The claim alleges damages of approximately $15.8 million based on allegations of breach of contract and detrimental reliance on alleged promises that were not fulfilled. IUS has asserted multiple defenses and counterclaims. Pursuant to the terms of the Purchase Agreement among the Company and SCT and its affiliates, SCT and those affiliates of SCT that were a party to the Purchase Agreement agreed to defend IUS against the claims in this suit and to indemnify the Company and IUS from all losses relating thereto.

      From time to time, the Company is involved in other legal proceedings incidental to the conduct of its business. The outcome of these claims cannot be predicted with certainty. The Company intends to defend itself vigorously in these actions. However, any settlement or judgment may have a material adverse effect on the Company’s results of operations in the period in which such settlement or judgment is paid or payment becomes probable.

      The Company does not believe that, individually or in aggregate, the legal matters to which it is currently a party are likely to have a material adverse effect on its results of operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      The Company’s common stock, $.001 par value, is traded on the Nasdaq National Market under the symbol “IINT”. The following table sets forth the high and low sales prices of the Company’s common stock for the periods indicated.

	High	Low

Year ended December 31, 2001
First Quarter	$5.25	$1.63
Second Quarter	9.09	3.94
Third Quarter	8.60	4.90
Fourth Quarter	7.90	5.24
Year ended December 31, 2002
First Quarter	$7.85	$4.76
Second Quarter	5.05	2.02
Third Quarter	2.58	1.00
Fourth Quarter	1.93	1.24

      On March 27, 2003, there were 256 holders of record of our common stock. Because many of the Company’s shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

      The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future. The Company anticipates that any future earnings will be retained to finance the continuing development of its business.

      On July 15, 1999, the Company’s Board of Directors approved a stock repurchase program for up to 2,000,000 shares of the Company’s outstanding common stock. The Company is authorized to use available cash to buy back its shares in open market transactions from time to time, subject to price and market conditions. No purchases were made in 2001 and 2002. As of December 31, 2002, the Company held, as treasury stock, 435,500 shares that had been repurchased at a cost of $2.2 million under the program.

      In April 2002, the Company entered into an agreement with Robert Felton, a founder of the Company and former Chief Executive Officer and Chairman of the Board of Directors. Under this agreement, the Company repurchased 500,000 shares of the Company’s common stock from Mr. Felton at a price of $5.00 per share, which approximated market value at the time of the agreement, for an aggregate purchase price of

$2.5 million. As part of this agreement, Mr. Felton agreed not to transfer or enter into any agreement to transfer the remainder of his shares of the Company’s stock for a period of one year. These repurchased shares are also held as treasury stock.

Equity Compensation Plan Information

      The following table gives information about the common stock that may be issued under all of the Company’s existing equity compensation plans as of December 31, 2002.

(c) Number of Securities
	(a) Number of	(b) Weighted	Remaining Available for Future
	Securities to be Issued	Average Exercise	Issuance Under Equity
	Upon Exercise of	Price of Outstanding	Compensation Plans
	Outstanding Options,	Options, Warrants	(Excluding Securities Reflected
Plan Category*	Warrants and Rights	and Rights	in Column(a))

Equity Compensation Plans Approved by Stockholders	9,580,998	$4.47	2,667,335

*	All of the Company’s Equity Compensation Plans have been approved by its Stockholders

Recent Sales of Unregistered Securities

      On March 5, 2003, the Company completed a private placement to accredited investors under Section 506 of Regulation D, selling 6,826,664 shares of its common stock at an aggregate purchase price of approximately $10.3 million and issuing its 8% Convertible Notes in an aggregate principal amount of approximately $14.5 million. The 8% Convertible Notes are due December 5, 2003 and are convertible into shares of common stock only upon receipt of the requisite approval of the Company’s stockholders and, once approved, will automatically be converted at the rate of $1.50 per share for approximately 9.6 million shares of common stock, subject to adjustment as provided in the notes. The proceeds of this private placement were used to finance a portion of the purchase price for the Company’s acquisition of IUS. We paid approximately $1.2 million in fees to a placement agent in connection with this private placement.

      On May 2, 2002, the Company sold 68,369 shares of its common stock to an accredited investor under Section 506 of Regulation D at a purchase price of $2.90 per share, for an aggregate purchase price of $198,000. This sale was made pursuant to the exercise of a warrant held by the accredited investor. The proceeds of the sale were used for working capital purposes.

Item 6.	Selected Financial Data

      The following selected consolidated financial data of the Company is qualified by reference to and should be read in conjunction with the consolidated financial statements and notes thereto and other financial information included elsewhere herein. The summary consolidated balance sheet data as of December 31, 2001 and 2002 and summary consolidated statements of operations data for the years ended December 31, 2000, 2001, and 2002 are derived from and qualified by reference to the audited consolidated financial statements of the Company, which are included elsewhere herein. The summary consolidated balance sheet data as of December 31, 1998, 1999 and 2000 and the summary consolidated statement of operations for the years ended December 31, 1998 and 1999 are derived from the audited consolidated financial statements of the Company which are not included herein, but have been previously filed with the SEC.

	Years Ended December 31,

	1998	1999	2000	2001	2002

	(In thousands, except per share data)
Statement of operations data:
Revenues:
Software licensing fees	$55,546	$19,071	$12,622	$21,005	$15,527
Services, maintenance and other	139,931	159,434	133,067	155,009	101,638

Total revenues	195,477	178,505	145,689	176,014	117,165
Cost of revenues(1)	103,517	98,050	90,880	81,116	58,984

Gross margin	91,960	80,455	54,809	94,898	58,181

Operating expenses:
Research and development	30,372	33,801	51,607	49,522	45,745
Sales and marketing	31,517	31,667	49,348	30,242	29,942
General and administrative	15,270	18,145	20,944	17,398	13,305
Restructuring expenses	—	—	2,063	10,188	8,199

Total operating expenses	77,159	83,613	123,962	107,350	97,191

Income (loss) from operations	14,801	(3,158)	(69,153)	(12,452)	(39,010)
Gain on sale of investment in TenFold Corporation	—	38,170	—	—	—
Other income (expense) net	(936)	3,120	3,712	2,412	1,303

Income (loss) before taxes	13,865	38,132	(65,441)	(10,040)	(37,707)
Provision (benefit) for income taxes	450	14,295	(6,666)	36	(3,944)

Net income (loss)	$13,415	$23,837	$(58,775)	$(10,076)	$(33,763)

Income (loss) per share:
Basic	$0.44	$0.74	$(1.72)	$(0.29)	$(0.96)

Diluted	$0.38	$0.68	$(1.72)	$(0.29)	$(0.96)

Shares used in computing per share data
Basic	30,717	32,109	34,248	34,857	35,237

Diluted	35,263	35,274	34,248	34,857	35,237

	December 31,

	1998	1999	2000	2001	2002

	(in thousands)
Balance sheet data:
Working capital	$58,609	$95,872	$43,466	$43,393	$14,393
Total assets	150,785	168,901	140,732	139,167	100,390
Short-term debt	21,005	301	71	4	266
Long-term debt	257	163	71	—	124
Total stockholders’ equity	86,075	118,352	68,957	60,946	28,276

(1)	Includes a $6.8 million write down of third-party software available for sale in 2000.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      In addition to historical information, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect management’s current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of phrases and expressions such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will” or other similar words or phrases. These statements, which speak only as of the date given, are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our expectations or projections. These risks include, but are not limited to, the successful integration of the acquisition of IUS, including the challenges inherent in diverting our management’s attention and resources from other strategic matters and from operational matters, the successful rationalization of the IUS business and products, ability to realize anticipated or any synergies or cost-savings from the acquisition, current market conditions for Indus’ and IUS products and services, our ability to achieve growth in our core product offerings and the combined Indus/IUS offerings, market acceptance and the success of Indus’ and IUS products, the success of our product development strategy, our competitive position, the ability to enter into new partnership arrangements and to retain existing partnership arrangements, uncertainty relating to and the management of personnel changes, timely development and introduction of new products, releases and product enhancements, current economic conditions and the timing and extent of a recovery, heightened security and war or terrorist acts in countries of the world that affect our business, and other risks identified in the section of this Report entitled “Description of Business — Factors Affecting Future Performance,” beginning on page 13. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.

      In the MD&A and other sections that follow there will be references to the “MoD contract”. In the fourth quarter of 2000, the Company entered into a major contract to provide the United Kingdom Ministry of Defense (“MoD”) with software, support and services. This contract generated 23.3% of revenue in 2001. In January 2002, the MoD announced it was suspending all work on the contract due to budgetary constraints. As a result of this suspension, the Company engaged in a significant restructuring effort in an attempt to right-size its work force and facilities.

Critical Accounting Policies

      Management’s discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, accounts receivable and allowance for doubtful accounts, deferred tax assets, property and equipment, investments, accrued expenses, restructuring, debt covenants, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      The Company has identified the policies below as critical to the Company’s business operations and the understanding of the Company’s results of operations. Senior management has discussed the development and selection of these policies and the disclosures below with the Audit Committee of the Board of Directors. For a detailed discussion of the application of these and other accounting policies, see Note 1 in the Notes to Consolidated Financial Statements.

Revenue Recognition

      Revenue recognition rules for software companies are very complex and often subject to interpretation. Very specific and detailed guidelines in measuring revenue are followed; however, certain judgments affect the application of the Company’s revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause operating results to vary significantly from quarter to quarter and could result in future operating losses.

      Revenue is generated through two sources: (a) software license revenue and (b) support and service revenue. Software license revenue is generated from licensing the rights to use our products directly to end-users and indirectly, to a lesser extent, through third-party resellers. Support and service revenue is generated from sales of customer support services (maintenance contracts), consulting services and training services performed for customers that license the Company’s products.

      For license arrangements that do not require modification of the software, revenue is recognized in accordance with accounting standards for software companies, including Statement of Position, or SOP, 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 and SOP 98-9, related interpretations, including Technical Practice Aids, and SEC Staff Accounting Bulletin No. 101.

      License revenue is recognized when a non-cancelable license agreement becomes effective as evidenced by a signed contract, product shipment, a fixed or determinable license fee, and assurance of collection. If the license fee is not fixed or determinable, revenue is recognized as payments become due from the customer. If a nonstandard acceptance period is provided, revenue is recognized upon the earlier of customer acceptance and the expiration of the acceptance period.

      In software arrangements that include rights to multiple software products and/or services, the total arrangement fee is allocated among each of the deliverables using the residual method, under which revenue is allocated to undelivered elements based on vendor-specific objective evidence of fair value of such undelivered elements and the residual amounts of revenue are allocated to delivered elements. Elements included in multiple element arrangements could consist of software products, maintenance (which includes customer support services and unspecified upgrades), and consulting services. Vendor-specific objective evidence is based on the price charged when an element is sold separately or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change once the element is sold separately.

      Revenue from the Company’s professional consulting and implementation services is generally time and material based and is recognized as the work is performed. Delays in project implementation will result in delays in revenue recognition. Some professional consulting services involve fixed-price and/or fixed-time arrangements and are recognized using contract accounting, which requires the accurate estimation of the cost, scope and duration of each engagement. Revenue and the related costs for these projects are recognized on the percentage-of-completion method, with progress-to-completion measured by using labor cost inputs and with revisions to estimates reflected in the period in which changes become known. Project losses are provided for in their entirety in the period they become known, without regard to the percentage-of-completion. If the Company does not accurately estimate the resources required or the scope of work to be performed, or does not manage its projects properly within the planned periods of time or satisfy its obligations under the contracts, then future consulting margins on these projects may be negatively affected or losses on existing contracts may need to be recognized.

      Revenue from maintenance and support services is recognized ratably over the term of the support contract, typically one year.

      Revenue from web hosting (also referred to as “ASP” or application service provider) services is recognized based upon contractually agreed upon rates per user or service, over a contractually defined time period.

Accounts Receivable and Allowance for Doubtful Accounts

      Billed and unbilled accounts receivable comprise trade receivables that are credit based and do not require collateral. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company records a provision for uncollectible accounts on sales in the same period as the related revenues are recorded. These estimates are based upon historical collection patterns. If the historical data the Company uses to calculate these estimates does not properly reflect future collections, revenue could be overstated. On an ongoing basis, the Company also evaluates the collectibility of accounts receivable based upon historical collections and an assessment of the collectibility of specific accounts. The Company evaluates the collectibility of specific accounts using a combination of factors, including the age of the outstanding balance(s), evaluation of the account’s financial condition and credit scores, recent payment history, and discussions with the Company’s account executive for the specific customer and with the customer directly. Based upon this evaluation of the collectibility of accounts receivable, any increase or decrease required in the allowance for doubtful accounts is reflected in the period in which the evaluation indicates that a change is necessary. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance amounted to $5.7 million and $3.4 million as of December 31, 2001 and 2002, respectively.

      The Company generates a significant portion of revenues and corresponding accounts receivable from sales to the utility industry. As of December 31, 2002, approximately $16.0 million of our accounts receivable were attributable to software license fees and support and services sales to utility customers. In determining the Company’s allowance for doubtful accounts, we have considered the utility industry’s financial condition, as well as the financial condition of individual utility customers. Recently there have been well-publicized issues with certain utility companies as a result of activities in the unregulated wholesale sectors. While our utility industry customers are generally in the regulated or retail sector, their unregulated affiliated activities might affect our ability to collect amounts due. We monitor the credit status of our customers and, where deemed necessary, provide for potential uncollectibility.

      The Company generated 12.6% ($14.7 million) of its 2002 revenues from a single customer, Magnox Electric plc, located in the United Kingdom. As of December 31, 2002, approximately $2.3 million of the Company’s accounts receivable were attributable to this customer. The Company does not anticipate accounts receivable collectibility issues related to this customer’s account. In 2001 the MoD contract provided 23.3% of revenues, with approximately $7.9 million in accounts receivable at December 31, 2001. This amount was fully collected.

      The Company generates a significant portion of its revenues and corresponding accounts receivable through sales denominated in currencies other than the U.S. Dollar. As of December 31, 2002, approximately $5.0 million of the Company’s gross billed accounts receivable were denominated in foreign currencies, of which approximately $4.0 million were denominated in British Pounds. Historically, the foreign currency gains and losses on these receivables have not been significant, and the Company has determined that foreign currency derivative products are not required to hedge the Company’s exposure. If there were a significant decline in the British Pound exchange rate, the U.S. Dollar equivalents received from our customers could be significantly less than the reported amount. A decline in the exchange rate of the British Pound to the U.S. Dollar of 10% from the rate as of December 31, 2002 would result in the Company receiving $400,000 less if the Pounds were converted to U.S. Dollars at that rate.

Restructuring

      The Company has accrued the cost of redundant leased office space in San Francisco, CA, Dallas, TX and Pittsburgh, PA through restructuring charges in the years 2000 through 2002. The accrual is included in the consolidated financial statements in Other Accrued Liabilities for amounts due within one year and Obligations under Capital Leases and Other Liabilities for amounts due after one year. The redundant office space was a result of the Company’s relocation of its headquarters and certain administrative functions from San Francisco to Atlanta, GA in 2000 and 2001, and the suspension of the MoD contract in 2002. Additions to the accrual were made in 2002 due to the deterioration of the rental markets in all three locations; this deterioration has resulted in the Company receiving less than anticipated amounts in sublease arrangements due to lower lease rates and longer times taken to sublease the office space. The Company reviews this accrual and evaluates its adequacy on an ongoing basis. Should rental conditions deteriorate to the point where the redundant office space is not ever leased, the Company will incur additional charges totaling approximately $1.2 million over the period from 2003 through 2008. Should rental conditions improve, it is possible that higher than anticipated sublease income will be generated. Any required increase or decrease in this accrual will be reflected in the period in which the evaluation indicates that a change is necessary.

Results of Operations

Operating Results

      The following table sets forth for the periods indicated the percentage of total revenues represented by certain line items in the Company’s statements of operations:

	Percentage of Total Revenues
	Years Ended December 31,

	2000	2001	2002

Statement of Operations Data:
Revenues:
Software licensing fees	8.7%	11.9%	13.3%
Services, and maintenance and other	91.3%	88.1%	86.7%

Total revenues	100.0%	100.0%	100.0%
Cost of revenues (including $6,838 writedown of third party software in 2000)	62.4%	46.1%	50.3%

Gross margin	37.6%	53.9%	49.7%

Operating expenses:
Research and development	35.4%	28.1%	39.0%
Sales and marketing	33.9%	17.2%	25.6%
General and administrative	14.4%	9.9%	11.4%
Restructuring expenses	1.4%	5.8%	7.0%

Total operating expenses	85.1%	61.0%	83.0%

Income (loss) from operations	(47.5)%	(7.1)%	(33.3)%
Other income (expense) net	2.5%	1.4%	1.1%

Income (loss) before income taxes	(45.0)%	(5.7)%	(32.2)%
Provision (benefit) for income taxes	(4.6)%	—	(3.4)%

Net income (loss)	(40.4)%	(5.7)%	(28.8)%

      Revenues. The Company’s revenues are derived from software licensing fees and from services, which include implementation and training services, customer funded development, and support fees. Total revenue increased 20.8% from $145.7 million in 2000 to $176.0 million in 2001, before decreasing 33.4% to $117.2 million in 2002. The increase in total revenue from 2000 to 2001 was due to an increase in revenues from both software license fees and services in the utility market, as well as growth attributable to the MoD project. The decrease in total revenue from 2001 to 2002 was attributable to the suspension of the MoD project, a slow-down in the demand for services and lower software licensing fee revenue due to weak capital spending in the markets that the Company serves.

      Revenues from software licensing fees were 8.7%, 11.9% and 13.3% of total revenues for 2000, 2001 and 2002, respectively. Revenues from software license fees increased 66.4% from $12.6 million in 2000 to $21.0 million in 2001. This increase in 2001 is attributable to recognition of deferred elements and revenue from 2000 contracts and strong sales in the utility vertical market. Revenues from software license fees decreased 26.1% from $21.0 million in 2001 to $15.5 million in 2002. This decrease in 2002 is a result of a lower level of new license revenue bookings during 2002. During 2000, 2001 and 2002, the Company signed new licensing contracts valued at $28.0 million, $27.0 million and $7.2 million, respectively.

      Revenues from services were 91.3%, 88.1% and 86.7% of total revenues for 2000, 2001 and 2002, respectively. Revenues from services increased 16.5% from $133.1 million in 2000 to $155.0 million in 2001. This increase in service and support revenue in 2001 is attributable to customer funded development and services provided under the United Kingdom’s MoD project, as well as implementation and consulting services generated from new software licensing contracts sold from mid-2000 through mid-2001. Revenues from professional services decreased 34.4% from $155.0 million in 2001 to $101.6 million in 2002. The decrease in services revenue in 2002 as compared to 2001 is attributable to the suspension of the MoD project and lower implementation consulting services in 2002 due to the Company’s lower level of new license bookings during 2002 and lower revenue from the multi-year British Energy project as it winds down toward completion in 2003.

      From a geographic perspective, revenue from international customers (from sales outside the United States) accounted for 31%, 41% and 34% of revenues for 2000, 2001 and 2002, respectively. Revenue growth from international customers in 2001 as compared to 2000 was attributable to the MoD project. In the aggregate, the regions identified as EMEA (Europe, Middle East and Africa), Canada, and APAC (Australia, Asia and the Pacific Rim) represented the following percentages of total revenues:

	2000	2001	2002

EMEA (Europe, Middle East & Africa)	23%	35%	26%
Canada	4%	3%	5%
APAC (Australia, Asia & Pacific Rim)	4%	3%	3%
Total International (sales outside US)	31%	41%	34%

      Most of the Company’s existing contracts are denominated in U.S. Dollars, thus foreign currency fluctuations have not significantly impacted the results of operations. Historically, foreign currency gains and losses have not been significant, and the Company has determined that foreign currency derivative products are not required to hedge the Company’s exposure.

      The Magnox project represented 12.6% of the Company’s total revenues for 2002. The MoD project represented 23.3% of total revenues for 2001.

      Cost of Revenues. Cost of revenues consists of: (i) personnel and related costs for implementation and consulting services, (ii) training and customer support services, and (iii) license fees to third parties upon the sale of the Company’s products containing third-party software. Gross profits on license fees are substantially higher than gross profits on services revenues, reflecting the low packaging and production costs of software products compared with the relatively high personnel costs associated with providing implementation, maintenance, consulting and training services.

      Cost of revenues decreased 10.7% from $90.9 million in 2000 to $81.1 million in 2001 and decreased 27.3% to $59.0 million in 2002. As a percentage of total revenue, cost of revenues was 62.4%, 46.1% and 50.3% for 2000, 2001 and 2002, respectively. The 2001 cost of revenue decrease in absolute dollars was due to a $6.8 million third-party software write down in 2000. The write down was made to properly reflect the future estimated economic value of the third-party software. The decrease in cost of revenues in 2001, as a percentage of revenues, was due to the aforementioned $6.8 million write down in 2000 and a higher proportion of license fees (which have lower costs than services revenues) in 2001 versus 2000 for both license fees and services. The 2002 decrease in absolute dollars in cost of revenues was due to a reduced level of new license revenue in 2002 and staffing reductions throughout 2002. The 4.2% increase in cost of revenues in 2002, as a percentage of total revenues, was due to higher costs related to license revenues due to higher component levels of third-party software costs, and third-party software write downs of $318,000 to adjust the balances of the third-party software licenses to reflect anticipated use over the remaining lives of the licenses.

      The cost of software licensing fees was $9.6 million, $1.4 million and $3.0 million for 2000, 2001 and 2002, respectively. As a percentage of total revenue, cost of software licensing fees was 6.6%, 0.8% and 2.5% for 2000, 2001 and 2002, respectively. The cost of software license fees in 2000 was impacted by the previously noted $6.8 million third-party software write down. Excluding this write down, the 2000 cost would have approximated 1.9%. The lower cost for 2001 over 2000 is the result of product mix, where license fees recognized in 2001 were less dependent on third-party products than in 2000. The 2002 increase in cost of revenues was due to a write down of third-party product of $318,000 as well as a product mix in which license fees recognized in 2002 were more dependent on third-party products than in 2001.

      The cost of services revenue was $81.3 million, $79.7 million and $56.0 million for 2000, 2001 and 2002, respectively. As a percentage of total revenue, cost of services revenues were 55.8%, 45.3% and 47.8% for 2000, 2001 and 2002, respectively. The decrease in cost percentage in 2001 was a result of improved utilization rates for services personnel and higher realized billable rates per hour. The increase in cost percentage in 2002 was a result of lower professional services utilization because of the suspension of the MoD project and a lower level of new software licenses, which generally result in additional services revenue.

      Research and Development (R&D). Research and development expenses consist of personnel and related costs, computer processing costs and third-party consultant fees attributable to the development of new software application products and enhancements to existing products.

      Research and development expenses decreased 4.0% from $51.6 million in 2000 to $49.5 million in 2001, and decreased 7.6% to $45.7 million in 2002, and represented 35.4%, 28.1% and 39.0%, respectively, of total revenues in those years. The Company’s higher research and development expense levels in 2000 and 2001 reflect the Company’s investment in the Indus InSite Internet-based product for the mid-tier, collaborative asset management market. InSite development continued in 2002, but at a lower level, resulting in lower costs for the year.

      To date, the Company has expensed all software development costs as incurred since the time between development of a working model and release to the market has been insignificant.

      Sales and Marketing. Sales and marketing expenses include personnel costs, sales commissions, and the costs of advertising, public relations and participation in industry conferences and trade shows.

      Sales and marketing expenses decreased 38.7% from $49.3 million in 2000 to $30.2 million in 2001, and remained relatively constant at $29.9 million in 2002. As a percentage of total revenues, sales and marketing expenses were 33.9%, 17.2% and 25.6% for 2000, 2001 and 2002, respectively.

      The decrease in sales and marketing expenses from 2000 to 2001 related to a continuing review and rationalization of ongoing sales and marketing investments in the Company’s vertical and geographic markets. This resulted in lower salaries and benefit costs from reductions in headcount and a more focused advertising and promotion program, which taken together resulted in lower expenses.

      General and Administrative. General and administrative expenses include the costs of finance, human resources and administrative operations. General and administrative expenses decreased 16.9% from $20.9 million in 2000 to $17.4 million in 2001, and decreased 23.5% to $13.3 million in 2002. These expenses represented 14.4%, 9.9% and 11.4% of total revenues in those years, respectively.

      The reduction in general and administrative expenses in 2001 and 2002 is a result of lower salaries and benefits from reduced headcount and lower lease costs due to the elimination of redundant space in the Company’s San Francisco, Pittsburgh and Dallas offices.

      Restructuring Expenses. The Company recorded $2.1 million, $10.2 million and $8.2 million in restructuring charges in 2000, 2001 and 2002, respectively.

      Restructuring charges in 2000 and 2001 resulted from the relocation of the Company’s headquarters and certain administrative functions from San Francisco to Atlanta. This relocation was approved by the Board of Directors in July 2000 and includes costs of approximately $2.8 million for severance payments related to the elimination of 56 global positions, and approximately $9.5 million for lease termination costs associated with reducing leased office space in the Company’s San Francisco office. The San Francisco office lease expires May 31, 2008.

      The Company recorded restructuring costs of approximately $3.4 million in the first quarter of 2002, related to the suspension of the MoD project and subsequent demobilization and reduction in workforce. A formal restructuring plan was approved by the Board of Directors in March 2002 and included approximately $947,000 for computer lease termination costs, approximately $728,000 of severance payments related to the elimination of 81 global positions, and approximately $1.7 million in lease termination costs associated with the closing of the Company’s Dallas office and reducing leased space in the Company’s Pittsburgh office.

      In the second and fourth quarters of 2002, the Company recorded restructuring expenses of $4.0 million and $0.8 million, respectively. These expenses related to a change in the Company’s estimates of excess lease costs associated with subleasing redundant office space in San Francisco, Dallas and Pittsburgh. Due to the surplus office space in these markets, lease rates have significantly declined.

      Through December 31, 2002, approximately $9.2 million of these costs have paid. Of the balance remaining to be paid, $2.9 million was included in other current liabilities and $7.8 in other non-current liabilities.

      Interest and Other Income and Interest Expense. Interest income is generated from the Company’s investments in marketable securities and interest-bearing cash and cash equivalents. Interest and other income decreased 35% from $3.7 million in 2000 to $2.4 million in 2001, and decreased 46% to $1.3 million in 2002. The year-over-year decrease in interest income in 2001 and 2002 is a result of a lower interest rate environments in 2001 and 2002 and a decrease in the average cash balances available for investment for those years.

      Provision for Income Taxes. The income tax benefit of $6.7 million in 2000 relates to refundable federal income taxes previously paid as a result of net operating loss carrybacks. In 2002, U.S. federal income tax law changed to allow the carryback of losses for five years rather than two years under the prior law. As a result of this change, the Company has recorded a 2002 income tax benefit of $4.7 million. The provision for income taxes of $36,000 in 2001 includes federal, state and foreign income taxes. As of December 31, 2002, the Company has net operating loss carryforwards, for tax purposes, of approximately $47.1 million, which, subject to certain limitations, may be used to offset future income through 2022. As of December 31, 2002, the Company had a net operating loss carryforward of approximately $5.8 million related to stock option deductions. The tax benefit for this carryforward will be directly allocated to stockholders’ equity as realized.

      Financial Accounting Standards Board Statement No. 109 provides for the recognition of deferred tax assets if realization of the assets is more likely than not. Based upon the weight of available evidence, which includes historical supporting performance and the reported cumulative net losses for the most recent three years, the Company has provided a full valuation allowance against its net deferred tax asset at December 31, 2002.

      Net Income (Loss). The Company reported net losses of $58.8 million in 2000, $10.1 million in 2001, and $33.8 million in 2002. The $48.7 million reduction in net loss from 2000 to 2001 is attributable to a $40.1 million increase in gross margin in 2001, due to a $30.3 million increase in revenues and to an increase in gross profit margin percentage of total revenues from 37.6% in 2000 to 53.9% in 2001. In addition, operating expenses (including restructuring expenses) were reduced 13.4%, or $16.6 million, from 2000 to 2001, partially offset by $1.3 million of lower interest income in 2001 and the aforementioned $6.7 million income tax credit in 2000. The $23.7 million increase in net loss from 2001 to 2002 is primarily attributable to a $36.7 million decrease in gross margin in 2002, due to a $58.8 million decrease in revenues and to a decrease in gross profit margin percentage of total revenues from 53.9% in 2001 to 49.7% in 2002, due to the suspension of the MoD project as well as a weakness in capital spending in the primary markets served by the Company. This decrease is partially offset by a reduction in operating expenses in 2002 of $10.2 million and a $3.9 million net income tax benefit in 2002.

Liquidity and Capital Resources

      As of December 31, 2002, the Company’s principal sources of liquidity consisted of approximately $37.5 million in cash and cash equivalents, $4.2 million in short and long-term marketable securities and $5.5 million in short and long-term restricted cash. The Company has a revolving bank line of credit of $15.0 million, which requires a restricted compensating balance to be provided for any amounts borrowed against the facility. The revolving credit facility expires on May 31, 2003. Borrowings under the line of credit bear interest at the LIBOR rate plus 1.00%. At December 31, 2002, $2.3 million in standby letters of credit were outstanding under the bank line of credit.

      During 2002, the Company generated a first quarter net loss of $9.5 million. This loss triggered a default of the profitability and minimum tangible net worth covenants in the Company’s revolving bank line of credit. This default requires the Company to establish and maintain a restricted compensating balance with the lender, California Bank and Trust, equal to all outstanding credit line and letter of credit usage. On April 1, 2002, the Company established a restricted, interest bearing, compensating balance account for $2.3 million, to support a standby letter of credit for the same amount held by the Company’s San Francisco office landlord. No other usage of the line of credit is anticipated and the Company intends to maintain the restricted compensating balance for as long as required.

      The lender has provided the Company with waivers of the covenant defaults for the first and second quarters of 2002. In addition, the lender has provided the Company with a forward looking waiver for each quarter after the second quarter of 2002, up to and including the quarter ending March 31, 2003 (the credit facility expires on May 31, 2003), if the Company maintains the required compensating balance. The Company is not in reliance on the line of credit, except for the $2.3 million standby letter of credit.

      Cash provided by (used in) operations was ($22.3) million, $13.8 million and ($13.5) million in 2000, 2001 and 2002, respectively. In 2000, cash generated from an increase in deferred revenue and the receipt of $9.1 million in U.S. federal income tax refunds partially reduced the cash used to finance the Company’s net loss for the period. In 2001, cash generated from improved working capital management and the receipt of $7.7 million in U.S. federal income tax refunds were more than sufficient to offset the cash used to finance the Company’s net loss for the period. In 2002, cash generated from accounts receivable reductions and the receipt of $3.0 million in federal income tax refunds partially offset the cash used to finance the Company’s net loss for the period. The effect of exchange rate differences on cash was ($34,000), ($251,000) and $1.5 million in 2000, 2001 and 2002, respectively.

      Cash provided by (used in) investing activities was $34.5 million, $6.7 million and ($9.7) million in 2000, 2001 and 2002, respectively. In 2002, the Company used net cash of $0.5 million from the sale/purchase of marketable securities. Capital expenditures were $4.0 million for 2002 and were made primarily to support the Company’s internal information systems. Restricted cash increased by $5.2 million during 2002, which was related to the $2.3 million compensating balance necessary to support the Company’s standby letter of credit held by its San Francisco office landlord, and a $2.9 million performance bond that was established in April 2002 for the Magnox project, which matures in July 2003.

      Financing activities provided $9.0 million in 2000 and $2.1 million in 2001, primarily due to the exercise of stock options and the sale of common stock under the employee stock purchase plan. Financing activities in 2002 resulted in a use of cash of $0.7 million, due to a $2.5 million repurchase of the Company’s stock, offset by $1.6 million generated from the exercise of employee stock options and stock purchases under the employee stock purchase plan. In April 2002, the Company entered into an agreement with Robert W. Felton, a founder of the Company and former Chief Executive Office and Chairman of the Board of Directors to purchase 500,000 shares of the Company’s common stock from Mr. Felton at a price of $5.00 per share, for an aggregate purchase price of $2.5 million. As part of this agreement, Mr. Felton agreed not to transfer or enter into any agreement to transfer the remainder of his shares of the Company’s common stock for a period of one year.

      As of December 31, 2002, the Company’s primary commitments are its leased office space in Atlanta, Georgia; San Francisco, California; and Woking, England. The Company leases its office space under non-cancelable lease agreements that expire at various times through 2012.

      On March 5, 2003, the Company completed a private placement, selling 6,826,664 shares of its common stock at an aggregate purchase price of approximately $10.3 million and issuing its 8% Convertible Notes in an aggregate principal amount of approximately $14.5 million. The 8% Convertible Notes are due on December 5, 2003, are convertible into shares of common stock upon receipt of the requisite approval of the Company’s stockholders and, once approved, will automatically be converted at the rate of $1.50 per share into approximately 9.6 million shares of common stock, subject to adjustment as provided in the notes. The proceeds of this private placement were used to finance a portion of the purchase price for the Company’s acquisition of IUS.

      Also, in connection with the acquisition of IUS, the Company executed a promissory note in the principal amount of $10 million in favor of SCT Financial Corporation, a subsidiary of Systems and Computer Technology Corporation. This note is due on September 5, 2003 and bears interest at 6% per year. IUS is a guarantor of the note and this guaranty is secured by certain real property owned by IUS. The Company intends to repay the note to SCT Financial Corporation prior to its maturity with the proceeds of a third-party mortgage on the Indus Utility Systems’ real property. The Company is in discussions with a commercial lender and expects to enter into a commercial mortgage on the property within three months. Based on a market study performed by an independent real estate services firm, the Company believes that the fair market value of the property is at least $18 million. As a result of this appraisal and the discussions with the commercial lender, the Company expects that the proceeds of the mortgage will be sufficient to repay in full the note to SCT Financial Corporation.

      Except as discussed in this MD&A and for operating/capital leases, the Company has no guarantees of debt or similar capital commitments to third parties, written options on non-financial assets, standby repurchase agreements, or other commercial commitments.

      The Company believes that its existing cash, cash equivalents and marketable securities, together with anticipated cash flows from operations, will be sufficient to meet its cash requirements for at least the next 12 months. If management were not successful in completing the refinancing of the note to SCT Financial Corporation, further reducing operating losses and additional sources of cash might be required and could result in a material adverse effect on the Company’s financial results.

      The foregoing statement regarding the Company’s expectations for continued liquidity is a forward-looking statement, and actual results may differ materially depending on a variety of factors, including variable operating results, continued operating losses, presently unexpected uses of cash and the factors discussed under the section “Description of Business — Factors Affecting Future Performance”.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risks

      The Company’s cash flow can be exposed to market risks primarily in the form of changes in interest rates in its short-term borrowings available under its revolving bank line of credit as well as its investments in certain available-for-sale securities. The Company’s cash management and investment policies restrict investments to highly liquid, low risk debt instruments. The Company currently does not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move (decrease in) interest rates along the entire interest rate yield curve would adversely affect the net fair value of all interest sensitive financial instruments by approximately $0.4 million at December 31, 2002.

      We provide our services to customers primarily in the United States and, to some extent, in Europe, Asia Pacific and elsewhere throughout the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Sales are primarily made in U.S. Dollars; however, as we continue to expand our operations, more of our contracts may be denominated in Australian Dollars, British Pounds, Euros and Japanese Yen. A strengthening of the U.S. Dollar could make our products less competitive in foreign markets. A hypothetical 5% unfavorable foreign currency exchange move versus the U.S. Dollar, across all foreign currencies, would adversely affect the net fair value of foreign denominated cash, cash equivalent and investment financial instruments by approximately $1.2 million at December 31, 2002.

Item 8.     Financial Statements and Supplementary Data

INDUS INTERNATIONAL, INC.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Indus International, Inc.

      We have audited the accompanying consolidated balance sheets of Indus International, Inc. as of December 31, 2001 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Indus International, Inc. as of December 31, 2001 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Atlanta, Georgia

January 24, 2003

INDUS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2002

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$59,901	$37,527
Marketable securities	1,757	2,171
Restricted cash, current	—	2,883
Billed acccounts receivable, net of allowance for doubtful accounts of $5,713 and $3,445 at December 31, 2001 and 2002, respectively	31,337	22,387
Unbilled accounts receivable	14,666	3,411
Income tax receivable	1,430	5,122
Other current assets	5,445	3,858

Total current assets	114,536	77,359
Property and equipment, net	21,877	17,471
Investments	1,930	2,048
Other assets	824	3,512

Total assets	$139,167	$100,390

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,190	$5,207
Income tax payable	1,747	4,535
Other accrued liabilities	23,232	16,042
Current portion of obligations under capital leases	4	266
Deferred revenue	39,970	36,916

Total current liabilities	71,143	62,966
Obligations under capital leases and other liabilities	7,078	9,148
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.001 par value	—	—
Shares authorized: 10 million; shares issued: none
Common stock, $.001 par value	35	36
Shares authorized: 100 million
Shares issued and outstanding: December 31, 2001 — 35,210,251
Shares issued and outstanding: December 31, 2002 — 35,237,403
Additional paid-in capital	123,671	125,608
Treasury stock, at cost	(2,181)	(4,681)
Shares: December 31, 2001 — 435,500
Shares: December 31, 2002 — 935,500
Note receivable from stockholder	(55)	—
Deferred compensation	(157)	(104)
Accumulated deficit	(58,287)	(92,050)
Accumulated other comprehensive loss	(2,080)	(533)

Total stockholders’ equity	60,946	28,276

Total liabilities and stockholders’ equity	$139,167	$100,390

See accompanying notes.

INDUS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,

	2000	2001	2002

	(In thousands, except per share
	amounts)
Revenues:
Software licensing fees	$12,622	$21,005	$15,527
Services, maintenance and other	133,067	155,009	101,638

Total revenues	145,689	176,014	117,165
Cost of revenues (including $6,838 writedown of third party software in 2000)	90,880	81,116	58,984

	54,809	94,898	58,181

Operating expenses:
Research and development	51,607	49,522	45,745
Sales and marketing	49,348	30,242	29,942
General and administrative	20,944	17,398	13,305
Restructuring expenses	2,063	10,188	8,199

Total operating expenses	123,962	107,350	97,191

Loss from operations	(69,153)	(12,452)	(39,010)
Interest and other income	3,784	2,454	1,362
Interest expense	(72)	(42)	(59)

Income (loss) before income taxes	(65,441)	(10,040)	(37,707)
Provision (benefit) for income taxes	(6,666)	36	(3,944)

Net income (loss)	$(58,775)	$(10,076)	$(33,763)

Net income (loss) per share:
Basic	$(1.72)	$(0.29)	$(0.96)

Diluted	$(1.72)	$(0.29)	$(0.96)

Shares used in computing per share data
Basic	34,248	34,857	35,237

Diluted	34,248	34,857	35,237

See accompanying notes.

INDUS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

							Accum-
						Retained	ulated
					Deferred	Earnings	Other	Total
	Common Stock		Add’l	Trea-	Compen-	(Accum-	Compre-	Stock-
			Paid-In	sury	sation &	ulated	hensive	holders’
	Shares	$ Amnt	Capital	Stock	Other	Deficit)	Loss	Equity

	(In thousands)
Balance at December 31, 1999	32,992	$33	$112,473	$(2,181)	$(700)	$10,564	$(1,837)	$118,352
Exercise of stock options	1,485	2	7,899	—	—	—	—	7,901
Sale of common stock under ESPP	218	—	941	—	—	—	—	941
Notes receivable from stockholder	—	—	—	—	524	—	—	524
Amortization of deferred compensation	—	—	—	—	48	—	—	48
Comprehensive loss:
Net loss	—	—	—	—	—	(58,775)	—	(58,775)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	(34)	(34)

Total comprehensive loss								(58,809)

Balance at December 31, 2000	34,695	35	121,313	(2,181)	(128)	(48,211)	(1,871)	68,957
Exercise of stock options	276	—	1,330	—	—	—	—	1,330
Sale of common stock under ESPP	240	—	894	—	—	—	—	894
Notes receivable from stockholder	—	—	—	—	(31)	—	—	(31)
Deferred stock compensation	—	—	134	—	(134)	—	—	—
Amortization of deferred compensation	—	—	—	—	81	—	—	81
Comprehensive loss:
Net loss	—	—	—	—	—	(10,076)	—	(10,076)
Unrealized gain on marketable securities	—	—	—	—	—	—	42	42
Foreign currency translation	—	—	—	—	—	—	(251)	(251)

Total comprehensive loss								(10,285)

Balance at December 31, 2001	35,211	35	123,671	(2,181)	(212)	(58,287)	(2,080)	60,946
Exercise of stock options	291	1	1,041	—	—	—	—	1,042
Sale of common stock under ESPP	168	—	459	—	—	—	—	459
Notes receivable from stockholder	—	—	—	—	55	—	—	55
Warrant exercise	68	—	198					198
Benefit from Carryback of Net Operating Loss	—	—	182	—	—	—	—	182
Purchase of treasury stock	(500)	—	—	(2,500)	—	—	—	(2,500)
Amortization of deferred compensation	—	—	57	—	53	—	—	110
Comprehensive loss:
Net loss	—	—	—	—	—	(33,763)	—	(33,763)
Unrealized gain on marketable securities	—	—	—	—	—	—	27	27
Foreign currency translation	—	—	—	—	—	—	1,520	1,520

Total comprehensive loss								(32,216)

Balance at December 31, 2002	35,238	$36	$125,608	$(4,681)	$(104)	$(92,050)	$(533)	$28,276

See accompanying notes.

INDUS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2000	2001	2002

	(In thousands)
Cash flows from operating activities:
Net loss	$(58,775)	$(10,076)	$(33,763)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,472	8,067	8,541
Provision for doubtful accounts	1,388	333	(2,267)
Amortization of deferred compensation	48	81	53
Loss on sale of fixed assets	—	95	205
Changes in operating assets and liabilities:
Billed accounts receivable	209	2,165	11,217
Unbilled accounts receivable	696	(1,627)	11,255
Income tax receivable	(5,983)	4,553	(3,693)
Other current assets	(399)	1,491	1,587
Other assets	1,597	2,427	(405)
Accounts payable	335	323	(984)
Deferred income taxes	9,512	—	—
Income taxes payable	—	1,747	2,788
Other accrued liabilities	4,391	3,133	(5,244)
Deferred revenue	16,822	1,381	(3,055)
Other	(642)	(214)	255

Net cash provided by (used in) operating activities	(22,329)	13,879	(13,510)

Cash flows from investing activities:
Purchase of available-for-sale marketable securities	(361,567)	(52,041)	(52,953)
Sale of available-for-sale marketable securities	408,422	66,192	52,399
(Increase) decrease in restricted cash	—	—	(5,159)
Acquisition of property and equipment	(12,346)	(7,467)	(3,994)

Net cash provided by (used in) investing activities	34,509	6,684	(9,707)

Cash flows from financing activities:
Repayment of capital leases/notes payable	(322)	(139)	(170)
Net proceeds from issuance of common stock	8,842	2,224	1,938
Changes in stockholder receivables	524	(31)	55
Purchase of treasury stock	—	—	(2,500)

Net cash provided by (used in) financing activities	9,044	2,054	(677)

Effect of exchange rate differences on cash	(34)	(251)	1,520
Net increase/(decrease) in cash and cash equivalents	21,190	22,366	(22,374)
Cash and cash equivalents at beginning of period	16,345	37,535	59,901

Cash and cash equivalents at end of period	$37,535	$59,901	$37,527

Supplemental disclosures of cash flow information:
Interest paid	$72	$42	$59

Income taxes paid	$729	$1,631	$315

Income tax refunds	$9,262	$8,021	$3,703

See accompanying notes.

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Nature of Business and Significant Accounting Policies

     Organization and Business

     Business

      Indus International, Inc. (the “Company”) is a multi-product company that develops, markets, implements and supports integrated Enterprise Asset Management (“EAM”) and Supply Chain software and service products for capital-intensive industries worldwide. The Company’s software and service products help customers maximize return on assets and improve efficiencies in core business functions in the utilities, oil and gas, defense, pulp and paper, metals and mining and process industries worldwide.

     Significant Customers

      In 2001, Magnox Electric plc (“Magnox”) selected the Company to provide work management and compliance system software for eight nuclear stations. The Company is providing a total business solution, including the PassPort product suite, implementation services, and five years of application hosting via Indus’ web hosting services. Magnox is a wholly-owned subsidiary of British Nuclear Fuels Ltd (“BNFL”), operating BNFL’s nuclear power stations. The project is scheduled to include eight implementations into 2003. The Magnox contract represented 3.8% and 12.6% of the Company’s revenue for the year ended December 31, 2001 and 2002, respectively. In 2001, the United Kingdom’s Ministry of Defense (“MoD”) selected the Company as the application provider for logistics and asset management. The MoD project represented 23.3% of total revenues for 2001. The MoD suspended this project indefinitely in the first quarter of 2002 and, as a result, revenues from the project during 2002 were insignificant. Another customer accounted for 12.2% of the Company’s total revenues in 2000.

     Significant Accounting Policies

     Basis of Presentation

      The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current presentation.

     Revenue Recognition

      The Company provides its software to customers under contracts that provide for both software license fees and implementation and other services. The revenues from software license fees are recognized in accordance with AICPA Statements of Position (“SOP”) 97-2, 98-4, and 98-9, and SEC Staff Accounting Bulletin No. 101. Revenue for software is recognized when persuasive evidence of a non-cancelable license agreement exists, delivery has occurred, the license fee is fixed or determinable, and collection is probable. Revenue from services, which generally are time and material based, are recognized as the work is performed. When software is licensed through indirect sales channels, licensing fees are recognized as revenue when the reseller sells the software to an end user customer and the criteria described above have been met. For arrangements that include rights to multiple software products and/or services, the total arrangement fee is allocated among each of the elements using the residual method, under which revenue applicable to the undelivered elements is deferred based on vendor specific objective evidence of fair value, where it exists, and the residual amount of revenue is allocated to the delivered elements. Vendor-specific objective evidence is based on the price charged when an element is sold separately or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change once the element is sold separately.

      Revenue is recognized using contract accounting for arrangements involving significant customization or modification of the software or where software services are considered essential to the functionality of the

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

software. Revenue from these software arrangements is recognized using the percentage-of-completion method with progress-to-completion measured using labor cost inputs and with revisions to estimates reflected in the period in which changes become known. Project losses are provided for in their entirety in the period in which they become known.

      Revenue from maintenance and support services is recognized ratably over the term of the support contract, typically one year.

      Revenue from web hosting (also referred to as “ASP” or application service provider) services is recognized based upon contractually agreed upon rates per user or service, over a contractually defined time period.

      Unbilled accounts receivable represent amounts related to revenue under existing contracts that has been recorded either, as deferred revenue or earned revenue but which has not yet been billed. Generally, unbilled amounts are billed within one year of the sale of product or performance of services.

      For arrangements that include multiple elements, the fee is allocated to the various elements based on vender-specific objective evidence of fair value established by independent sale of the elements when sold separately.

      Deferred revenue represents unearned support fees, services and unearned license fees for which future performance obligations remain.

     Foreign Currency Translation

      The functional currencies of the Company’s foreign subsidiaries are their respective local currencies. The financial statements of foreign subsidiaries have been translated into U.S. Dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. The gains and losses resulting from the translation of the accounts of the Company’s foreign subsidiaries have been reported in other comprehensive income (loss) within stockholders’ equity. The foreign statements of operations have been translated during the year using average exchange rates. Gains and losses resulting from foreign currency transactions are included in determination of net income (loss). Historically, the foreign currency gains and losses have not been significant, and the Company has determined that foreign currency derivative products are not required to hedge the Company’s exposure.

     Concentration of Credit Risk

      Financial instruments where the Company may be subject to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and trade accounts receivable. The Company invests excess cash primarily in money market funds and commercial paper, which are highly liquid securities that bear minimal risk. In addition, the Company has investment policies and procedures that are reviewed periodically to minimize credit risk. The Company’s customers are generally large companies in the utilities, oil and gas, defense, pulp and paper, metals and mining and process industries. The Company performs ongoing credit evaluations and generally does not require collateral. In addition, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited.

      The Company added approximately $3.1 million in 2000 and $3.4 million in 2001, and reversed to income approximately $807,000 in 2002 to its allowance for doubtful accounts through charges to operations. Total write-offs of uncollectible amounts were $1.7 million in 2000, $3.1 million in 2001 and $1.5 million in 2002.

      One customer (Magnox) represented 12.6% of total revenues for 2002 and 10.7% of total billed and unbilled accounts receivable at December 31, 2002. One customer (MoD) represented 23.3% of total revenues for 2001 and 17.2% of total billed and unbilled accounts receivable at December 31, 2001. Another customer accounted for 12.2% of the Company’s total revenues in 2000.

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Cash Equivalents and Marketable Securities

      The Company considers all non-auctionable, highly liquid, low risk debt instruments with maturities of three months or less from the date of purchase to be cash equivalents. The Company generally invests its cash and cash equivalents in money market funds, and commercial paper and corporate notes.

      The Company presently classifies all marketable securities as available-for-sale investments and carries them at fair market value. Unrealized holding gains and losses, net of taxes, are included in accumulated other comprehensive income (loss) within stockholders’ equity.

     Restricted Cash

      Restricted cash of approximately $5.5 million includes $2.9 million in other current assets and $2.6 million in other non-current assets. The $2.9 million restricted cash in other current assets is a $2.9 million performance bond denominated in British pounds (GBP 1.8 million) maturing in July 2003, which was established in April 2002 for the Magnox project. The $2.6 million in non-current assets is comprised of a $2.3 million compensating balance arrangement to support a standby letter of credit for the same amount, held by the Company’s San Francisco office landlord, and a $0.3 million certificate of deposit used as security for a letter of credit.

      The recoverability of the cash used for the performance bond is tied to satisfactory fulfillment of specific performance criteria in the Magnox contract. The cash used for the standby letter of credit with the San Francisco office landlord will be recoverable upon fulfillment of the Company’s lease obligation in May 2008.

Property and Equipment

      Property and equipment is stated at cost. Equipment under capital leases is stated at the lower of fair market value or the present value of the minimum lease payments at the inception of the lease.

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

Software Development Costs

      The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”, whereby costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs are capitalized. Technological feasibility is established upon completion of a working model. Through December 31, 2002, software development costs incurred subsequent to the establishment of technological feasibility have not been significant, and all software development costs have been charged to research and development expense in the accompanying consolidated statements of operations.

      The Company expenses all research and development costs as incurred.

Internal-Use Software

      SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, requires that entities capitalize certain costs related to internal use software once certain criteria have been met. Capitalized internal-use software development costs associated with the Company’s information systems are included in property and equipment and are depreciated on a straight-line basis over three year periods. Depreciation expense recorded in 2000, 2001 and 2002 was approximately $1.1 million, $1.8 million and

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$2.4 million, respectively. The costs that have been capitalized and are being amortized are for external purchases and implementation services obtained for internal use.

Advertising Costs

      Advertising costs are charged to expense in the period the costs are incurred. Advertising expense was approximately $920,000, $214,000 and $846,000 in 2000, 2001 and 2002, respectively, and are included in Sales and Marketing in the accompanying Consolidated Statement of Operations.

Income Taxes

      Income taxes are computed in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires the use of the liability method in accounting for income taxes. Under SFAS No. 109, deferred tax assets and liabilities are measured based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Per Share Data

      Basic earnings per share is calculated using the weighted average common shares outstanding during the periods. Common equivalent shares from stock options and warrants, using the treasury stock method, have been excluded from the diluted per share calculations because the effect of inclusion would be antidilutive.

      The components of basic and diluted earnings per share were as follows (in thousands, except per share amounts):

	Years Ended December 31,

	2000	2001	2002

Net income (loss)	$(58,775)	$(10,076)	$(33,763)

Weighted average shares of common stock outstanding	34,248	34,857	35,237

Basic net income (loss) per share	$(1.72)	$(0.29)	$(0.96)

Calculation of shares outstanding for computing diluted net (loss) income per share:
Shares used in computing basic net income (loss) per share	34,248	34,857	35,237
Shares to reflect the effect of the assumed exercise of:
Employee stock options	—	—	—
Warrants	—	—	—

Shares used in computing diluted net income (loss) per share	34,248	34,857	35,237

Diluted net income (loss) per share	$(1.72)	$(0.29)	$(0.96)

      The Company has excluded all outstanding stock options and warrants to purchase common stock from the calculation of diluted net loss per share because all securities are antidilutive for all periods presented. As of December 31, 2000, 2001 and 2002, stock options and warrants to purchase common stock in the amount of 9,257,103, 8,946,531 and 9,885,531 were outstanding. See Notes 7 and 8 for further information on those securities.

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates

      The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Those accounts that are affected by the use of estimates are revenues from services (the determination of the scope and duration of the engagement and the status of completion to date), the allowance for doubtful accounts (the valuation of the credit worthiness of our customers), and accrued restructuring costs (the determination of rental obligations for excess office space).

Stock Based Compensation

      As permitted under SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, the Company accounts for stock based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and accordingly recognizes no compensation expense for the stock option grants as long as the exercise price is equal to or more than the fair value of the shares at the date of grant.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information net income (loss) including pro forma compensation expense, net of tax for the years ended December 31, 2000, 2001 and 2002, respectively, is as follows (in thousands except for earnings per share information):

	Year Ended December 31,

	2000	2001	2002

Net income (loss) as reported	$(58,775)	$(10,076)	$(33,763)
Add: Total stock-based compensation expense determined under the intrinsic value method	$48	$81	$53
Deduct: Total stock-based compensation expense determined under fair-value based method for all awards	$(12,483)	$(8,743)	$(4,809)

Pro forma net income (loss)	$(71,210)	$(18,738)	$(38,519)

Earnings (loss) per share:
Basic:
As reported	$(1.72)	$(0.29)	$(0.96)

Pro forma	$(2.08)	$(0.54)	$(1.09)

Diluted:
As reported	$(1.72)	$(0.29)	$(0.96)

Pro forma	$(2.08)	$(0.54)	$(1.09)

Shares used in computing per share data
Basic	34,248	34,857	35,237

Diluted	34,248	34,857	35,237

      The weighted average fair value of options granted under all plans was $4.34, $3.91 and $2.22 in 2000, 2001 and 2002, respectively.

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Recent Accounting Pronouncements

      In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill is no longer subject to amortization; instead it will be subject to new impairment testing criteria. Other intangible assets will continue to be amortized over their estimated useful lives, although those with indefinite lives are not to be amortized but will be tested at least annually for impairment, using a lower of cost or fair value approach. The Company adopted SFAS No. 142 in the first quarter of 2002, with no significant impact on its financial statements.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business”. The Company adopted SFAS No. 144 in the first quarter in 2002, with no significant impact on its financial statements.

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. SFAS No. 145 amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for financial statements issued on or after May 15, 2002. The Company adopted SFAS No. 145 effective May 15, 2002, with no significant impact on its financial statements.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities, including a definition of Restructuring, and nullifies EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The effective date of SFAS No. 146 is January 1, 2003, with early application encouraged. The Company will adopt SFAS No. 146 on January 1, 2003, and does not anticipate a significant impact on its financial statements from the adoption of SFAS No. 146.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition to Statement 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based compensation, regardless of whether the Company accounts for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 148’s amendment of the transition and annual disclosure requirements of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. The Company accounts for stock-based compensation using the intrinsic value method prescribed in APB No. 25 and related interpretations. Management has not yet evaluated the alternative transition methods if the Company were to adopt the fair value provisions of SFAS No. 123 under this new standard.

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Marketable Securities

      The Company attempts to maximize total investment returns while maintaining a conservative investment policy that emphasizes preservation of principal through high credit quality requirements (A1/P1, MIG 1A or better, AA or better) and maintenance of liquidity with maximum effective maturity of any single issue not to exceed two years. The Company currently classifies all marketable securities as available-for-sale investments and carries them at fair market value.

      The following is a summary of marketable securities, all of which are available for sale (in thousands):

	December 31,

	2001	2002

Money market funds	$131	$401
Government agency notes	1,601	2,206
Commercial paper and corporate notes	2,109	6,364
Auction rate notes	1,175	—

	$5,016	$8,971

Included in:
Cash and cash equivalents	$1,397	$4,797
Marketable securities	1,757	2,171
Investments	1,862	2,003

	$5,016	$8,971

      Maturities of investment securities classified as available for sale at December 31, 2002 by contractual maturity are shown below (in thousands):

Due within one year	$6,168
Due after one year through five years	2,803

$8,971

      At December 31, 2001 and 2002, the gross amortized cost of marketable securities approximates the estimated fair value. There have been no significant realized gains or losses on sales of marketable securities.

3.     Property and Equipment

      Property and equipment is recorded at cost and consists of the following (in thousands):

	December 31,

	2001	2002

Furniture and fixtures	$6,465	$6,380
Office equipment	38,993	40,828
Leasehold improvements	3,847	4,323
Internal-use software	12,408	13,605

	61,713	65,136
Less accumulated depreciation and amortization	39,836	47,665

	$21,877	$17,471

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Depreciation and amortization expense, totaled $7.0 million, $8.0 million and $8.5 million for the years ended December 31, 2000, 2001 and 2002, respectively.

4.     Other Accrued Liabilities

      Other accrued liabilities consist of the following (in thousands):

	December 31,

	2001	2002

Accrued commissions	$1,242	$604
Accrued payroll and related expenses	6,426	3,995
Accrued taxes payable	5,350	1,846
Accrued restructuring expenses	1,628	2,887
Accrued project reserves	1,444	580
Accrued legal and accounting expenses	1,674	1,116
Other	5,468	5,014

	$23,232	$16,042

5.     Lines of Credit

      The Company has a revolving bank line of credit in the amount of $15.0 million, which expires on May 31, 2003. During the first quarter of 2002, the Company generated a net loss of $9.5 million. This loss triggered a default of the profitability and minimum tangible net worth covenants within the Company’s revolving bank line of credit. This default requires the Company to establish and maintain a restricted compensating balance with the lender, California Bank and Trust, equal to all outstanding credit line and letter of credit usage. On April 1, 2002, the Company established a restricted, interest bearing, compensating balance account for $2.3 million, to support a standby letter of credit for the same amount, held by the Company’s San Francisco office landlord. No other usage of the line of credit is anticipated and the Company intends to maintain the restricted compensating balance for as long as required.

      There were no borrowings outstanding under this line of credit at December 31, 2000, 2001 and 2002. There was a $2.3 million standby letter of credit outstanding on this line of at December 31, 2000, 2001 and 2002 respectively. The line of credit agreement contains certain affirmative and negative covenants. The Company was either in compliance with or had received waivers for each of the financial covenants at December 31, 2000, 2001 and 2002. The lender has provided the Company with waivers of the covenant defaults for the first quarter of 2002, and each quarter thereafter, up to and including the quarter ending March 31, 2003 (the line of credit expires on May 31, 2003), if the Company maintains the required compensating balance. The Company is not in reliance on the line of credit, except for the $2.3 million standby letter of credit.

6.     Commitments

      The Company leases its office facilities under various operating lease agreements. The leases require monthly rental payments in varying amounts through 2012. These leases also require the Company to pay property taxes, normal maintenance and insurance on the leased facilities.

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Total rental expense under these leases was approximately $8.1 million, $7.0 million and $6.6 million for 2000, 2001 and 2002, respectively. Future minimum lease payments under all non-cancelable leases are as follows (in thousands):

	Operating	Capital
Years Ending December 31,	Leases	Leases

2003	$9,955	$295
2004	9,068	129
2005	8,082	—
2006	6,486	—
2007	6,482	—
Thereafter	10,196	—

Total minimum payments required	$50,269	$424

Less amounts representing interest		(34)

Present value of minimum lease payments		$390
Less current portion		(266)

Obligations under capital leases, net of current portion		$124

      At December 31, 2001 and 2002, the Company had capital lease obligations of approximately $4,000 and $390,000, respectively. Equipment leased under capital leases is included in property and equipment. At December 31, 2001 and 2002, equipment under capital leases was approximately $4.1 million and $4.6 million, respectively, with accumulated depreciation of $4.1 million and $4.1 million, respectively.

      As of December 31, 2002, the Company has subleased 43,981 square feet related to excess office space in its San Francisco location and 3,570 square feet in its Pittsburgh location, and has available for sublease 41,318 square feet in San Francisco, Pittsburgh, Dallas and Irvine, CA. Future reduction in rent anticipated from existing subleases is shown in the below chart (in thousands):

Sub-Lease
Years Ending December 31,	Income

2003	$1,006
2004	1,049
2005	1,050
2006	1,014
2007	1,014
Thereafter	422

Total sub-lease income under current contracts	$5,555

7.     Stockholders’ Equity

      The Board of Directors is authorized, subject to any limitations prescribed by Delaware law, to provide for the issuance of shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, to fix the powers, preferences and rights of the shares of each wholly un-issued series and any qualifications, limitations or restrictions thereon, and to increase or decrease the number of shares of any such series (but not below the number of shares of such series then outstanding), without any further vote or action by the stockholders. The Board of Directors may authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power of other rights of

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the holders of common stock. Thus, the issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of the Company. The Company has no current plan to issue any shares of preferred stock.

      In July 1999, the Company’s Board of Directors approved a stock repurchase program for up to 2,000,000 shares of the Company’s outstanding common stock. The Company is authorized to use available cash to buy back its shares in open market transactions from time to time, subject to price and market conditions. As of December 31, 2002, the Company held, as treasury stock, 435,500 shares that had been repurchased at a cost of approximately $2.2 million under the program.

      In April 2002, the Company entered into an agreement with Robert Felton, a founder of the Company and former Chief Executive Officer and Chairman of the Board of Directors. Under this agreement, the Company repurchased 500,000 shares of the Company’s common stock from Mr. Felton at a price of $5.00 per share, which approximated market value at the time of the agreement, for an aggregate purchase price of $2.5 million. As part of this agreement, Mr. Felton agreed not to transfer or enter into any agreement to transfer the remainder of his shares of the Company’s stock for a period of one year. These repurchased shares are also held as treasury stock.

      At December 31, 2002, the Company had issued 304,533 outstanding warrants to purchase an equal number of shares of the Company’s common stock at an exercise price of $2.79 per share. See Note 15 for discussion of the price adjustment due to a subsequent event. These stock purchase warrants can be exercised at any time from June 20, 1994 to and including June 20, 2004.

8.     Stock Plans

Stock Option and Benefit Plans

      The Company has three stock option plans under which employees, directors and consultants may be granted rights to purchase common stock.

1997 Stock Plan

      The 1997 Stock Plan provides for the grant of incentive or nonstatutory stock options to employees, including officers and directors, and nonstatutory options only to consultants of the Company. A total of 12,500,000 shares have been reserved for issuance under the Stock Plan. The incentive stock options will be granted at not less than fair market value of the stock on the date of grant. The options generally vest over one to four years and have a maximum term of ten years.

1997 Director’s Option Plan

      Each director who is not an employee of the Company is automatically granted a nonstatutory stock option to purchase 50,000 shares of common stock of the Company (the “First Option”) on the date such person becomes a director or, if later, on the effective date of the 1997 Director’s Option Plan (the “Director Option Plan”). Thereafter, each such person will automatically be granted an option to acquire 17,500 shares of the Company’s common stock (the “Subsequent Option”) upon such outside director’s re-election at each Annual Meeting of Stockholders, provided that on such date such person has served on the Board of Directors for at least six months. A total of 700,000 shares have been reserved for issuance under the Director Option Plan. Each option granted under the Director’s Option Plan will become exercisable as to 25% of the shares subject on each anniversary date of the option grant.

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1998 Indus International, Inc. Company Share Option Plan

      The 1998 Indus International, Inc. Company Share Option Plan (the “UK Stock Plan”) provides for the grant of stock options to employees of Indus International, Ltd. (a UK foreign subsidiary of the Company). A total of 500,000 shares of the Company’s common stock have been reserved for issuance under the Stock Plan. Options were granted in the amounts of 135,235 in 2000 and 69,250 in 2001; there were no options granted in 2002. Options of 37,625 in 2000, 50,050 in 2001 and 43,930 in 2002 were cancelled or expired. A total of 40,100 options have been exercised to date. The stock options will be granted at not less than fair market value of the stock on the date of grant. The options generally vest over one to three years and have a maximum term of three years.

      Combined activity under all of the Company’s stock option plans was as follows:

		Options Outstanding
	Shares
	Available		Weighted-
	for		Average
	Grant	Shares	Exercise Price

Balances at December 31, 1999	4,644,569	6,931,766	$5.24
Shares authorized	500,000	—	—
Options granted	(5,721,073)	5,721,073	$6.20
Options forfeited	2,291,705	(2,291,705)	$5.86
Options exercised	—	(1,476,933)	$9.03
Plan shares expired	(133,859)	—	—

Balances at December 31, 2000	1,581,342	8,884,201	$5.66
Shares authorized	2,500,000	—	—
Options granted	(1,673,100)	1,673,100	$5.12
Options forfeited	1,707,981	(1,707,981)	$6.46
Options exercised	—	(275,691)	$6.93
Plan shares expired	(92,332)	—	—

Balances at December 31, 2001	4,023,891	8,573,629	$5.43
Shares authorized	—	—	—
Options granted	(3,587,000)	3,587,000	$2.50
Options forfeited	2,288,889	(2,288,889)	$5.08
Options exercised	—	(290,742)	$5.64
Plan shares expired	(58,445)	—	—

Balances at December 31, 2002	2,667,335	9,580,998	$4.47

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about stock options outstanding as of December 31, 2002:

				Options Vested
	Options Outstanding			and Exercisable

		Weighted-
	Number	Average	Weighted-	Number	Weighted-
	Outstanding at	Remaining	Average	Exercisable at	Average
	December 31,	Contractual	Exercise	December 31,	Exercise
Range of Exercise Prices	2002	Life	Price	2002	Price

$0.2830 - $2.8750	2,823,597	9.19	$1.54	262,666	$1.99
$3.3800 - $3.8750	313,235	4.30	$3.45	290,291	$3.42
$3.9375 - $3.9375	940,831	7.80	$3.94	445,618	$3.94
$3.9400 - $4.5000	574,703	7.24	$4.38	421,453	$4.47
$4.5620 - $4.5620	1,568,717	5.86	$4.56	1,306,217	$4.56
$4.5900 - $5.9600	1,109,023	8.89	$5.58	181,933	$5.79
$6.0000 - $7.6000	569,030	8.15	$6.65	196,902	$6.67
$7.6250 - $7.6250	862,500	7.08	$7.63	862,500	$7.63
$7.6800 - $8.0625	669,362	7.45	$7.99	375,352	$8.00
$13.7500 - $15.3750	150,000	2.36	$13.97	150,000	$13.97

Totals	9,580,998	7.72	$4.47	4,492,932	$5.60

     1997 Employee Stock Purchase Plan

      The 1997 Employee Stock Purchase Plan had 1,000,000 shares of common stock reserved for issuance. The plan allowed for eligible employees to purchase stock at 85% of the lower of the fair market value of the Company’s common stock as of the first day of each six-month offering period or the fair market value of the stock at the end of the offering period. Purchases were limited to 10% of each employee’s compensation and a maximum of 4,000 shares. Under the plan the Company issued 218,151, 239,601 and 167,606 shares in 2000, 2001 and 2002, respectively, at prices ranging from $1.50 to $3.33 per share. Effective November 1, 2002, the 1997 Employee Stock Purchase Plan was concluded as all the authorized shares under the plan had been distributed. The Company anticipates seeking stockholder approval for a new Employee Stock Purchase Plan at its 2003 Annual Meeting of stockholders.

9.     Alternative Method of Valuing Stock Options

      For employee stock options granted with exercise prices at or above the existing market, the Company records no compensation expense. Compensation costs for stock options granted to employees is measured by the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock.

      Pro forma information regarding net income and earnings per share is required by SFAS No. 123, as amended by SFAS No. 148, and described and disclosed in Note 1, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 2001 and 2002, respectively: risk free interest rate of 6.12%, 5.06% and 4.25%; dividend yields of 0%; volatility of 139%, 89%, and 128%; and a weighted-average expected life of the option of 5 years.

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Employee Benefit and Profit-Sharing Plans

      The Company has a defined contribution 401(K) plan. All employees over the age of 18 who have completed at least three months of service are eligible to participate. Each participant may elect to have amounts deducted from his or her compensation and contribute to the plan up to 15% of his or her base salary, subject to maximums imposed by Federal law. All employee contributions are fully vested at the time the employee becomes an active participant. The Company’s matching contributions are equal to 50% of pre-tax contributions, up to 3% of eligible pay. This match is distributed to all eligible employees participating in the plan. The matching contribution is made quarterly. The Company’s matching contributions were approximately $984,000, $1,389,000 and $559,000 in 2000, 2001 and 2002, respectively.

11.     Geographic Information

      Geographic information is as follows (in thousands):

	Year Ended December 31,

	2000	2001	2002

Revenues (based on selling location):
United States	$101,256	$104,442	$76,757
International:
United Kingdom	29,816	60,234	28,299
France	3,475	2,035	2,705
Japan	1,387	2,407	1,045
Canada	5,854	4,719	5,852
Australia	3,901	2,177	2,507

Total International	44,433	71,572	40,408

Total consolidated revenues	$145,689	$176,014	$117,165

Long-lived assets:
United States	$19,096	$19,368	$16,060
International:
United Kingdom	1,979	1,742	1,098
France	169	129	105
Japan	3	35	31
Canada	686	471	80
Australia	300	132	97

Total consolidated long-lived assets	$22,233	$21,877	$17,471

12.     Restructuring Expenses

      The Company recorded restructuring costs of $2.1 million, $10.2 million and $8.2 million in 2000, 2001 and 2002, respectively.

      The restructuring costs of $2.1 million and $10.2 million for 2000 and 2001 were in connection with the ongoing relocation of the Company’s headquarters and certain administrative functions to Atlanta, Georgia, severance payments related to the elimination of 56 global positions, and charges representing the estimated excess lease costs associated with subleasing redundant San Francisco office space. This relocation was approved by the Board of Directors in July 2000 and includes costs of approximately $2.8 million for severance

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pay for employees affected, and approximately $9.5 million for lease termination costs associated with reducing leased space in San Francisco. Due to the excess capacity of available lease space in the San Francisco market, lease rates have declined from approximately $60 per square foot at the beginning of 2001 to the $18-$20 per square foot range, which is below the Company’s actual lease cost of $45 per square foot. The San Francisco office leases expire May 31, 2008.

      The Company recorded restructuring costs of approximately $3.4 million in the first quarter of 2002, in connection with the suspension of the MoD project and the Company’s subsequent demobilization and reduction in workforce and required support office facilities. A formal restructuring plan was approved by the Board of Directors in March 2002 and included costs of approximately $947,000 for computer lease termination costs, approximately $728,000 of severance payments related to the elimination of 81 global positions, and approximately $1.7 million for lease termination costs associated with closing the Company’s Dallas office and reducing leased space in the Company’s Pittsburgh office. The Dallas lease expires December 31, 2005 and the Pittsburgh lease expires September 30, 2005.

      In the second and fourth quarters of 2002, the Company incurred additional restructuring expenses of $4.8 million. These expenses related to a change in the Company’s estimates of excess lease costs associated with subleasing redundant office space in San Francisco, Dallas and Pittsburgh. Due to the excess capacity of available lease space in these markets, lease rates have significantly declined and the ability to sublease has become difficult. In San Francisco, rates have declined from approximately $60 per square foot at the beginning of 2001 to the $18-$20 per square foot range, which is below the Company’s actual lease cost of $45 per square foot. In Dallas and Pittsburgh, current lease rates for both markets are in the $10-$14 range, which is below the Company’s actual lease costs of $25-$26 per square foot.

	Severance and
	Related Costs	Equipment	Facilities	Total

	(In thousands)
Balance at 12/31/99	$—	$—	$—	$—

Payments in 2000	(466)	—	—	(466)
Accruals in 2000	803	—	1,260	2,063

Balance at 12/31/00	$337	$—	$1,260	$1,597

Payments in 2001	(1,716)	—	(2,189)	(3,905)
Accruals in 2001	1,553	—	8,261	9,814

Balance at 12/31/01	$174	$—	$7,332	$7,506

Payments in 2002	(762)	(953)	(3,100)	(4,815)
Accruals in 2002	593	953	$6,475	8,021

Balance at 12/31/02	$5	$—	$10,707	$10,712

      The $10.7 million remaining accrual at December 31, 2002 is allocated between current and long-term classification on the Company’s consolidated balance sheet, with $2.9 million included as current (less than one year) within other accrued liabilities and $7.8 million included as long-term (greater than one year) within obligations under capital lease and other liabilities.

      The Company does not anticipate taking any significant further restructuring charges related to the relocation of administrative functions to Atlanta. The Company could incur future charges or credits, in the event that the underlying assumptions used to develop the Company’s estimates of excess lease costs, such as the timing and the amount of any sublease income, change.

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.     Income Taxes

      The provision for income taxes (credits) consists of the following (in thousands):

	Year Ended December 31,

	2000	2001	2002

Current:
Federal	$(14,794)	$—	$(4,799)
State and foreign	(1,384)	36	855

	(16,178)	36	(3,944)

Deferred:
Federal	8,384	—	—
State and foreign	1,128	—	—

	9,512	—	—

	$(6,666)	$36	$(3,944)

      Pre-tax income (loss) attributable to foreign and domestic operations is summarized below:

	Year Ended December 31,

	2000	2001	2002

Income (loss) before income taxes
United States	$(59,420)	$(13,168)	$(38,978)
International:
Europe, Middle East & Africa	(1,504)	4,723	1,311
Asia	185	(41)	(97)
Canada	(2,237)	(1,080)	621
Australia	(2,465)	(474)	(564)

Total consolidated income (loss) before income taxes	$(65,441)	$(10,040)	$(37,707)

      The effective rate of the provision for income taxes reconciles to the amount computed by applying the federal statutory rate to income before provision for income taxes as follows:

	Percentage Year Ended
	December 31,

	2000	2001	2002

Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.4	—	—
Foreign taxes	(5.4)	(0.3)	1.1
Reported losses and tax credits not benefited	(19.3)	(33.9)	(31.0)
Other	(1.2)	(1.2)	5.4

	10.5%	(0.4)%	10.5%

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred tax assets are as follows (in thousands):

	December 31,

	2001	2002

Accounts receivable allowances	$1,831	$3,050
Depreciation	176	381
Other (prepaid license writedown)	2,598	2,449
Nondeductible accruals	3,130	976
Deferred revenue	3,678	1,820
Net operating loss carryforwards	7,943	18,065
Research and other credit carryforwards	4,066	6,391
Foreign tax credits and losses	8,326	3,423

	31,748	36,555
Valuation allowance	(31,748)	(36,555)

	$—	$—

      The net valuation allowance increased by approximately $22.3 million, $4.3 million and $4.8 million during 2000, 2001 and 2002, respectively. Approximately $2.0 million of the valuation allowance for the deferred tax asset at December 31, 2002 relates to benefits of stock option deductions which, when recognized, will be directly allocated to stockholders’ equity.

      As of December 31, 2002 the Company had federal net operating loss carryforwards of approximately $47.1 million. The Company also had federal research tax credit carryforwards of approximately $4.5 million and state research tax credit carryforwards of approximately $1.9 million. The federal net operating loss and credit carryforwards will expire beginning in the year 2020, if not utilized. The Company also has foreign net operating loss carryforwards of approximately $8.7 million. The Company also has foreign tax credits of approximately $0.2 million, which will expire in the years 2003 through 2004 if not utilized.

      The utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization.

14.     Litigation

      In June 2000, the Company was served with a demand for arbitration by William Grabske, the Company’s former Chief Executive Officer. Mr. Grabske was seeking enforcement of a purported Settlement Agreement and Mutual Release. Mr. Grabske sought severance pay and reimbursement of expenses of approximately $1.0 million plus interest, options for approximately 200,000 shares of stock in the Company, and fees and costs. The Company asserted various counterclaims. In December 2002, the Company and Mr. Grabske entered into a Separation Agreement and Mutual Release pursuant to which the Company and Mr. Grabske agreed, among other things, to dismiss with prejudice their respective claims in the arbitration. The Separation Agreement and Mutual Release did not require any payments to Mr. Grabske by the Company.

      The Company does not believe that, individually or in aggregate, the legal matters to which it is currently a party are likely to have a material adverse effect on its results of operations or financial condition.

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      From time to time, the Company is involved in other legal proceedings incidental to the conduct of its business. The outcome of these claims cannot be predicted with certainty. The Company intends to defend itself vigorously in these actions. However, any settlement or judgment may have a material adverse effect on the Company’s results of operations in the period in which such settlement or judgment is paid or payment becomes probable.

15.     Subsequent Events (unaudited)

      On March 5, 2003, the Company completed its acquisition of SCT Utility Systems, Inc. (“SCTUS”), a subsidiary of Systems & Computer Technology Corporation (“SCT”). At the time of acquisition, SCTUS was renamed Indus Utility Systems, Inc. (“IUS”). The aggregate purchase price for the acquisition was approximately $37.8 million and is subject to post-closing adjustment based upon closing working capital calculations. IUS is a provider of customer information system software solutions for energy and utility companies principally in North America. The Company believes the acquisition will provide utility customers with a single provider for their important software requirements.

      On the same date, the Company completed a private placement offering to purchasers of approximately 6.8 million shares (the “Shares”) of the Company’s common stock, par value $0.001 at a purchase price of $1.50 per share, or a total of approximately $10.2 million, and approximately $14.5 million of the Company’s 8% convertible notes due nine months after issuance. The convertible notes are convertible into shares of common stock at face value plus accrued interest only upon receipt of the requisite approval of new share issuance by the Company’s stockholders, and, upon approval, will automatically be converted at the same price per share as the Shares, subject to certain adjustments. While the number of shares to be issued in exchange for the convertible notes is dependent upon the timing of stockholder approval, due to accrued interest being a part of the consideration, the Company estimates that between 9.8 million and 10.0 million additional shares will be issued.

      The Company financed the remainder of the acquisition purchase price with approximately $3.0 million from cash in currently available funds and the issuance of a $10.0 million, 6% promissory note, due September 5, 2003, to SCT Financial Corporation, a subsidiary of SCT, indirectly secured by a mortgage on certain real property that the Company acquired in the acquisition. The Company intends to repay the note to SCT Financial Corporation prior to its maturity with the proceeds of a third-party mortgage on the acquired real property.

      The allocation of the purchase price to the assets and liabilities acquired is presently in process. The results of IUS will be included from March 6, 2003 forward.

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.     Quarterly Results of Operations (unaudited)

      The following is a summary of the quarterly results of operations for the years ended December 31, 2002 and 2001 (in thousands, except per share amounts):

	Reported	Reported	Reported	Reported
	March 31,	June 30,	September 30,	December 31,

2002
Total revenues	$32,443	$31,032	$26,457	$27,233
Cost of revenues	15,800	16,475	13,868	12,841

Gross margin	16,643	14,557	12,589	14,392
Net income (loss)	$(9,508)	$(15,069)	$(3,283)	$(5,903)

Net income (loss) per share
— Basic	$(0.27)	$(0.43)	$(0.09)	$(0.17)
— Diluted	$(0.27)	$(0.43)	$(0.09)	$(0.17)
2001
Total revenues	$42,377	$43,135	$44,207	$46,295
Cost of revenues	21,032	20,424	19,757	19,903

Gross margin	21,345	22,711	24,450	26,392
Net income (loss)	$(6,409)	$(6,696)	$383	$2,646

Net income (loss) per share
— Basic	$(0.18)	$(0.19)	$0.01	$0.08
— Diluted	$(0.18)	$(0.19)	$0.01	$0.07

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

PART III

      Certain information required by Part III is omitted from this Report in that the Registrant will file a definitive proxy statement pursuant to Regulation 14(a) (the “Proxy Statement”) not later that 120 days after the end of the fiscal year covered by this Report and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Compensation Committee Report, the Audit Committee Report, or the Performance Graph included in the Proxy Statement.

Item 10.	Directors and Executive Officers of the Registrant

      The information concerning the Company’s Directors required by this Item is incorporated by reference to the information contained under the captions “Election of Director — Nominees” and “Section 16(a) Beneficial Reporting Compliance in the Proxy Statement.” The information concerning the Company’s executive officers required by this Item is included in the Section in Part I hereof entitled “Executive Officers.”

Item 11.	Executive Compensation

      The information concerning the Company’s Executive Officers required by this Item is incorporated by reference to the information contained under the captions “Proposal One — Election of Directors — Director Compensation” and “Executive Compensation” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information concerning security ownership required by this Item is incorporated by reference to the information contained under the caption “Security Ownership of Management; Principal Stockholders” and “Proposal Three — Adoption of Employee Stock Purchase Plan — Equity Compensation Plan Information” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference to the information contained under the caption “Certain Transactions” in the Proxy Statement.

Item 14.	Controls and Procedures

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

      Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures are effective, in all material respects, in the timely alerting of them to material information relating to our company and its consolidated subsidiaries required to be included in our Exchange Act reports. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

      (3) Exhibits

      The following exhibits are filed herewith or incorporated by reference.

Exhibit
Number		Description

2.1		Purchase Agreement, dated as of February 12, 2003, by and among the Registrant, SCT Utility Systems, Inc., SCT, SCT Financial Corporation, SCT Property, Inc., SCT International Limited, SCT Technologies (Canada) Inc., SCT Software & Resource Management Corporation and Systems & Computer Technology International B.V. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 14, 2003)
2.2		Amendment No. 1 to Purchase Agreement, dated as of March 5, 2003, by and among the Registrant, SCT Utility Systems, Inc., SCT, SCT Financial Corporation, SCT Property, Inc., SCT International Limited, SCT Technologies (Canada) Inc., SCT Software & Resource Management Corporation and Systems & Computer Technology International B.V. (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on March 6, 2003)
3.1		Registrant’s Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 (No. 333-33113) filed on August 7, 1997 (the “1997 Proxy Statement”))
3.2		Registrant’s Amended and Restated Bylaws (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 filed with the Commission on July 5, 2001)
4.1		Registration Rights Agreement entered into among the Registrant, Warburg, Pincus Investors, L.P. (“Warburg”), Robert W. Felton, Richard W. MacAlmon, John W. Blend, III and John R. Oltman (incorporated by reference to Exhibit 4.1 to the 1997 Proxy Statement)
4.2		Nomination Agreement entered into among the Registrant, Warburg and Robert W. Felton (incorporated by reference to Exhibit 4.6 to the 1997 Proxy Statement)
4.3		Registration Rights Agreement for Shares, dated as of February 12, 2003, by and among the Company and each of the Purchasers of the Shares, as listed on the Schedule of Purchasers accompanying the Purchase Agreement (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on February 14, 2003)
4.4		Registration Rights Agreement for Conversion Shares, dated as of February 12, 2003, by and among the Company and each of the Purchasers of the Notes, as listed on the Schedule of Purchasers accompanying the Purchase Agreement (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on February 14, 2003)
4.5		Form of Convertible Note (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 6, 2003)
10.1	*	Indus International, Inc. 1997 Stock Plan (incorporated by reference to Exhibit 10.1 to the 1997 Proxy Statement)
10.2	*	Amendment No. 1 to the Indus International, Inc. 1997 Stock Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed with the Commission on July 5, 2001)
10.3	*	Amendment No. 2 to the Indus International, Inc. 1997 Stock Plan (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 filed with the Commission on July 5, 2001)

Exhibit
Number		Description

10.4	*	Amendment No. 3 to the Indus International, Inc. 1997 Stock Plan (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 filed with the Commission on July 5, 2001)
10.5	*	Indus International, Inc. 1997 Director Option Plan (incorporated by reference to Exhibit 10.3 to the 1997 Proxy Statement)
10.6	*	Rules of the Indus International, Inc. Company Share Option Plan (the “UK Option Plan) (incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001)
10.7		Stock Purchase Warrant dated August 25, 1997 between the Registrant and Warburg Pincus Investors, L.P., as amended by that certain Amendment to Stock Purchase Warrant dated October 23, 2001 (incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001)
10.8		Stock Purchase Agreement dated January 13, 1999 between Robert W. Felton, Warburg Pincus Investors, L.P. and the Registrant (incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998)
10.9		Amended and Restated Credit Agreement dated June 10, 1998 by and among the Registrant, Sumitomo Bank of California, as agent, and the financial institutions named therein (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001)
10.10		First Amendment to Amended and Restated Credit Agreement dated as of June 30, 1998 by and among the Registrant, Sumitomo Bank of California, as agent, and the financial institutions named therein (incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001)
10.11		Second Amendment to Amended and Restated Credit Agreement dated as of August 1, 1998 by and among the Registrant, Sumitomo Bank of California, as agent, and the financial institutions named therein (incorporated by reference to Exhibit 10.13 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001)
10.12		Third Amendment to Amended and Restated Credit Agreement dated as of September 20, 1999, by and among the Registrant, California Bank & Trust, as successor by merger to Sumitomo Bank of California, as agent, and the financial institutions named therein (incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001)
10.13		Fourth Amendment to Amended and Restated Credit Agreement dated as of December 10, 2001, by and among the Registrant, California Bank & Trust, as successor by merger to Sumitomo Bank of California, as agent, and the financial institutions named therein (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001)
10.14		Fifth Amendment to Amended and Restated Credit Agreement dated as of March 29, 2002, by and among the Registrant, California Bank & Trust, as successor by merger to Sumitomo Bank of California, as agent, and the financial institutions named therein (incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001)
10.15		Amended and Restated Lease Agreement for the Registrant’s Atlanta, Georgia corporate headquarters by and between Cousins Properties Incorporated and the Registrant dated August 1, 2000 (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000)
10.16		Office Lease Agreement for the Registrant’s San Francisco, California regional office between EOP – 60 Spear, L.L.C. and the Registrant dated March 3, 2000, as amended (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000)
10.17	*	Employment Agreement dated December 19, 2001 by and between the Registrant and Thomas R. Madison (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

Exhibit
Number		Description

10.18	*	Employment Agreement dated April 1, 2002 by and between the Registrant and Jeffrey A. Babka (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002)
10.19	*	Letter Agreement dated April 10, 2002 between the Registrant and Robert Felton (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002)
10.20	*	Amendment to the Indus International, Inc. 1997 Director Option Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002)
10.21	*	Amendment to the Indus International, Inc. 1997 Director Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002)
10.22	*	Employment Agreement dated September 16, 2002 by and between the Registrant and Gregory J. Dukat (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002)
10.23	*	Change of Control Severance Agreement dated September 16, 2002 by and between the Registrant and Gregory J. Dukat (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002)
10.24		Purchase Agreement, dated as of February 12, 2003, by and among the Company and each of the Purchasers listed on the Schedule of Purchasers accompanying the Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on February 14, 2003)
10.25		Promissory Note, dated March 5, 2003, issued by the Registrant in favor of SCT Financial Corporation (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 6, 2003)
10.26		Guaranty and Suretyship Agreement, dated March 5, 2003, by Indus Utility Systems, Inc. (f/k/a SCT Utility Systems, Inc.) in favor of SCT Financial Corporation (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on March 6, 2003)
21.1		Subsidiaries of Registrant
23.1		Consent of Ernst & Young LLP, Independent Auditors
24.1		Power of Attorney, included on the signature page of this report
99.1		Statement of the Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2		Statement of the Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Designates management contract or compensatory plan or arrangement

      (b) Reports on Forms 8-K.

      No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Indus International, Inc. has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

INDUS INTERNATIONAL, INC.

By:	/s/ THOMAS R. MADISON, JR.

Thomas R. Madison, Jr.
Chairman of the Board and
Chief Executive Officer

Date: March 31, 2003

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Thomas R. Madison and Jeffrey A. Babka, jointly and severally, his/her attorneys-in-fact, each with the power of substitution, for him/her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his/her substitute or substitutes may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ THOMAS R. MADISON, JR. Thomas R. Madison, Jr.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer) Director	March 31, 2003

/s/ JEFFREY A. BABKA Jeffrey A. Babka	Executive Vice President Finance and Administration, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 31, 2003

/s/ GAYLE A. CROWELL Gayle A. Crowell	Director	March 31, 2003

/s/ EDWARD GRZEDZINSKI Edward Grzedzinski	Director	March 31, 2003

/s/ WILLIAM H. JANEWAY William H. Janeway	Director	March 31, 2003

/s/ JOSEPH P. LANDY Joseph P. Landy	Director	March 31, 2003

Signature	Title	Date

/s/ THOMAS S. ROBERTSON Thomas S. Robertson	Director	March 31, 2003

/s/ THOMAS E. TIMBIE Thomas E. Timbie	Director	March 31, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECURITIES

EXCHANGE ACT RULES 13A-14 AND 15D-14 AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Thomas R. Madison, Jr., Chief Executive Officer of Indus International, Inc., certify that:

      1. I have reviewed this annual report on Form 10-K of Indus International, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of the date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and that the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ THOMAS R. MADISON, JR.

Thomas R. Madison, Jr.
Chairman of the Board and
Chief Executive Officer

Date: March 31, 2003

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO

SECURITIES EXCHANGE ACT RULES 13A-14 AND 15D-14 AS ADOPTED
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jeffrey A. Babka, Chief Financial Officer of Indus International, Inc., certify that:

      1. I have reviewed this annual report on Form 10-K of Indus International, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of the date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and that the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ JEFFREY A. BABKA

Jeffrey A. Babka
Executive Vice President Finance and
Administration, Chief Financial Officer and Secretary

Date: March 31, 2003