Form 10-K/A
period 2002-12-31
INDUS INTERNATIONAL INC
filed 2003-06-30
CIK 1041333

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

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

     The number of shares outstanding of the registrant’s Common Stock, $.001 par value, was 42,093,830 at June 16, 2003.

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
EX-3.2 REGISTRANTS SECOND AMEND & RESTATED BYLAWS
EX-10.21 AMENDMENT TO DIRECTOR OPTION PLAN
EX-23.1 COSENT OF ERNST & YOUNG LLP
EX-99.1 SECTION 906 CERT OF THE CHAIRMAN & CEO
SECTION 906 CERT OF THE VP FINANCE & ADMIN

INDUS INTERNATIONAL, INC.

AMENDMENT NO. 1 TO

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

      As of December 31, 2002, the Company’s products were licensed for use by more than 300,000 end-users in over 40 countries. For the year ended December 31, 2002, 12.6% of the Company’s revenues related to our contract with Magnox Electric plc, a wholly owned subsidiary of British Nuclear Fuels Ltd (“BNFL”), which operates BNFL’s nuclear power stations.

Sales and Marketing

Global Organization

      Indus markets and sells its products to customers in asset-intensive and facilities-intensive industries around the world. To address that market effectively, the Company divides its target market by geography and by industry segment, and tailors its sales strategy to suit the specific needs of each market segment. In a given market segment, the Company may sell directly through its internal sales force or indirectly through business partner relationships and channel partner programs. These business partner relationships and channel partner programs are typically comprised of referral arrangements and reseller or distribution arrangements. In referral arrangements the referring party is paid a fee for referring a customer, which is typically based on a percentage of the license fee in the transaction. In reseller or distribution arrangements, the partner typically has primary control of the sales process and in some cases licenses Indus software directly to the customer.

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

Products and Services

      The Company delivers world-class, business process-based, EAM and CIS products, scaled and priced for specific industry segments. The Company’s PassPort and EMPAC software products are targeted towards industries with highly complex assets. For industries with less complex assets, the Company’s Indus InSite hosted software product is the most appropriate solution. Banner Advantage is the Company’s flagship CIS product and supports the core customer management and billing processes of utilities. Included with the Banner product are the Company’s other CIS products, which include EnerLink, CRM Essentials and FMS. All of these products are implemented by the Company’s professional services organization and supported by its worldwide customer service organization.

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

Other available components include: mobile computing, EAI (enterprise asset integration) tools, sophisticated search capabilities, data warehousing products, and integration to leading ERP products for financial and human resources functions. Elements of some PassPort modules contain software licensed from third parties and the baseline EMPAC software contains some software licensed from a third party. If the Company lost the right to license and distribute these third party elements, it believes it could license or develop alternatives to such component technologies without materially impacting its sales of either PassPort or EMPAC.

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

      EMPAC is also an integrated maintenance, inventory, and purchasing software product, originally designed for discrete manufacturing plants, mining operations, paper mills and consumer packaged goods. Primary EMPAC customers are medium and large operations that need flexible product configurability to fit different plant sizes and product lines

      These Indus solutions seamlessly integrate with various third-party ERP systems, including Oracle Corporation’s (“Oracle”) corporate financial applications, SAP Corporation’s (“SAP”) financial applications, and PeopleSoft, Inc’s (“PeopleSoft”) corporate financial, payroll, and human resources applications. Beyond providing departmental information to affected workgroups throughout the customer organization, EAM techniques employed by the Company integrate process control systems and optimize capacity utilization through just-in-time procurement strategies and deployment of complex maintenance management practices.

Indus InSite

      Indus InSite is a web-architected hosted solution designed to maintain and control the assets of less asset-intensive industries in markets such as commercial and industrial real estate, health care, financial services, leisure properties, government and educational facilities. Elements of the Indus InSite hosted software solution are licensed from third parties. If the Company lost the right to license, host and distribute these third party elements, it believes it could license or develop alternatives to such components without materially impacting sales of Indus InSite. As discussed above under “EAM Solutions,” the InSite product line is being combined with the EMPAC product line to provide additional functionality to both product lines. Upon completion in 2003, Indus InSite will offer J2EE compliant, web services-based architecture encompassing the EMPAC server-side business functionality. It will fully leverage the EMPAC business functionality and table structure existing within the EMPAC database, and wrap EMPAC business functions (such as stored procedures) with J2EE application services.

Banner and Other CIS Products

      At the core of the Indus CIS offerings is the advanced architecture of the Banner product that is sold as an independent solution or packaged with other CIS products like EnerLink, CRM Essentials and FMS. Built on the Oracle9i application server technology, Banner features an adaptive infrastructure that takes advantage of Oracle’s world-class functionality for Internet and intranet deployment and streamlined business processes. It is recognized as a customer information solution, combining proven and scalable functionality to facilitate benefits such as:

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

      Fuels Management Systems (“FMS”) manages the acquisition, transportation and inventory of fuels, primarily coal, used to generate electricity. This comprehensive system manages the most costly components of a utility or energy provider. As utility and energy providers focus on improving operations, FMS is a valuable asset to reduce cost and improve efficiencies. IUS currently has four customers using FMS to manage more than 20 power plants.

Professional Services

      The Company’s EAM and CIS products include consulting services provided by subject matter experts. These experts support the Indus sales organization by helping customers implement advanced EAM maintenance principles, materials management theories, and other advanced “best practice” strategies designed to provide a competitive advantage to the customer. The knowledge gained from prior customer implementations, the extensive plant experience of the Company’s employees, and the global experience of its user community, provides a high quality information exchange as customers learn from the professional services organization how the Indus software solutions address industry-specific requirements.

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

      The Company has also developed strategic relationships with large systems integrators, as well as smaller third-party implementers and providers. This ensures that customers with specific requirements can leverage the value-added services of these firms when implementing Indus software products. These relationships are further described under “Business-Strategic Relationships.”

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

Strategic Relationships

      Through a network of strategic relationships established with more than 50 technology and service partners, Indus leverages its internal sales and marketing efforts, expands its implementation capabilities, and enhances the breadth of its solutions. This network includes relationships with systems integrators such as Accenture, Deloitte Consulting, Cap Gemini Ernst & Young and International Business Machines, as well as relationships with software product partners such as Oracle, PeopleSoft, and BEA Systems, Inc. that extend the functional footprint of Indus’ products. This collaborative effort with third party software partners creates a software series that provides interoperability with corporate and financial applications, and certain industry specific systems.

     Systems Integrators

      The Company typically works with large systems integrators and smaller implementers on an opportunity-by-opportunity basis. In some instances, the Company has agreements with systems integrators that provide the framework for the relationship, such as its agreements with Cap Gemini Ernst & Young U.S. LLC and Deloitte Tohmatsu Consulting Co., Limited. In each case the agreement is non-exclusive and does not obligate either party to any minimum commitments. Instead, the parties agree to work together to identify joint opportunities with the goal of furthering the implementation of the Company’s products and the professional services of the systems integrator or implementer. The Company and the systems integrators work together on proposals to prospective customers to license and implement the Company’s software. The Company typically enters into teaming arrangements that set forth the parties’ respective obligations in the proposal process and their agreement to work together. The Company will typically enter into a license agreement and a maintenance and support agreement directly with customer, and the systems integrator will typically have the direct contractual relationship with the customer for professional services.

Indus Software Product Partners

      The Company enters into strategic relationships with software product partners to increase the number of software products it can provide to its customers, enabling Indus to continue its focus on developing and delivering functionally advanced EAM and CIS products. The Company believes that the need to forge strategic partnerships is continually increasing as the needs of the Company’s customers evolve and the global marketplace expands. By combining the Company’s own market-leading EAM/CIS software with its partners’ considerable strengths in market-focused products and services, Indus provides its customers with the leverage needed to increase their return on assets, while providing Indus with additional software license fees and services.

      The Company’s strategic relationships with third party software providers take a variety of forms, such as reseller agreements and development arrangements, that are intended to extend the functionality of the Indus software solutions. Reseller agreements, such as the Company’s agreement with BEA Systems, Inc., typically allow the Company to develop software solutions using third party software, and resell that third party software either in connection with, or embedded in, the Company’s software solutions. Development agreements allow the Company to develop software to integrate its solutions with that of the third party. This allows the Company to extend the functionality of its software solutions by making them inter-operable with various third party applications. Examples of these types of arrangements include the Company’s agreements with PeopleSoft and Oracle, which allow the Company to develop solutions that integrate with PeopleSoft’s corporate financial, payroll and human resources applications and Oracle corporate financial applications.

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

      The Company spent $51.6 million, $49.5 million and $45.7 million on research and development in 2000, 2001 and 2002, respectively.

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

      Indus, Indus Solution Series, IndusWorld, Indus InSite, PassPort Software Solutions, ABACUS, ABACUS Toolkit, Sextant, PORTAL/G, PORTAL/95, PORTAL/97, PORTAL/J, ViewPort, Prism Consulting, EMPAC, Enterprise MPAC, IndusKnowledgeWarehouse, IndusConnect, IndusBuyDemand, IndusAnyWare, IndusASP, Curator and EnerLink are trademarks and service marks of the Company. All other brand names or trademarks are the property of their respective holders.

      The Company was formed through the combination of The Indus Group, Inc., a California corporation, and TSW International, Inc., a Georgia corporation, in August 1997.

Employees

      At May 31, 2003, Indus had approximately 970 full-time employees.

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

Our operating results have fluctuated in the past and may continue to fluctuate significantly from quarter to quarter which could negatively affect our results of operations and our stock price.

      Our operating results have fluctuated in the past, and our results may fluctuate significantly in the future. Our operating results may fluctuate from quarter to quarter and may be negatively affected as a result of a number of factors, including:

•	the relatively long sales cycles for our products;

•	the variable size and timing of individual license transactions;

•	delays associated with product development, including the development and introduction of new releases of existing products;

•	the development and introduction of new operating systems and/or technological changes in computer systems that require additional development efforts;

•	our success in, and costs associated with, developing, introducing and marketing new products;

•	changes in the proportion of revenues attributable to licensing fees, hosting fees and services;

•	changes in the level of operating expenses;

•	software defects and other product quality problems and the costs associated with solving those problems; and

•	successful completion of customer funded development.

      Changes in operating expenses or variations in the timing of recognition of specific revenues resulting from any of the these factors can cause significant variations in operating results from quarter to quarter and may in some future quarter result in losses or have a material adverse effect on our business or results of operations.

If we are unable to become profitable and cash flow positive in the near future, our business and long-term prospects may be impaired, and we may face liquidity problems.

      We generated net operating losses of $33.8 million in 2002 and used approximately $22.4 million of cash in 2002. We do not expect to be profitable or cash flow positive until the first quarter of calendar 2004, but we may not be profitable or cash flow positive then or in any future quarters. Our inability to produce future profitability or positive cash flow will negatively affect our capacity to implement our business strategy and may require us to take actions in the short-term that will impair the long-term prospects of our business. Our inability to produce future profitability or positive cash flow may also result in liquidity problems and impair our ability to finance our continuing business operations on terms that are acceptable to us.

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

If we experience delays in product development or the introduction of new products or new versions of existing products, our business and sales will be negatively affected.

      We have in the past experienced delays in product development that have negatively affected our relationships with existing customers and have resulted in lost sales of our products and services to existing and prospective customers and our failure to recover our product development costs. There can be no assurance that we will not experience further delays in connection with our current product development or future development activities. In October 2002, we announced an accelerated development schedule for Indus

InSite™ and the planned consolidation of two products, EMPAC and Indus InSite™, onto a single development platform. If we are unable to develop and introduce new products, or enhancements to existing products, or to execute the consolidation of EMPAC and Indus InSite™ development platforms, in a timely manner in response to changing market conditions or customer requirements, it may affect our ability to execute the consolidation of the EMPAC and Indus InSite™ products and our business, operating results and financial condition will be materially and adversely affected. Because we have limited resources, we must effectively manage and properly allocate and prioritize our product development efforts and our porting efforts relating to newer products and operating systems. There can be no assurance that these efforts will be successful or, even if successful, that any resulting products or operating systems will achieve customer acceptance.

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

      In connection with the acquisition of IUS, we executed a promissory note in the principal amount of $10.0 million in favor of SCT Financial Corporation, a subsidiary of Systems and Computer Technology Corporation. This note is due on September 5, 2003 and bears interest at 6% per year. IUS, now a wholly owned subsidiary of the Company, is a guarantor of the note and this guaranty is secured by certain real property owned by IUS. We intend to repay the note to SCT Financial Corporation prior to its maturity with the proceeds of a third-party mortgage on the IUS’ real property or other financing transaction. We believe that the fair market value of the property is approximately $19.1 million. As a result of the discussions with the commercial lenders, we expect the proceeds of any financing transaction with respect to the property will be sufficient to repay the note to SCT Financial Corporation. However, we cannot assure investors that we will be able to refinance the note to SCT Financial Corporation in a timely manner or on terms that are acceptable to us. In such event, we may be required to repay the principal and interest on the note out of cash on hand, which would materially adversely affect our liquidity. If we are unable to repay the principal and interest on the note, SCT Financial may foreclose on the security and seek to sell the real property to pay off our obligations.

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

Continued decrease in demand for our products and services will impair our business and could materially adversely affect our results of operations and financial condition.

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

Recent changes in management may result in integration difficulties and inefficiencies for our business.

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

      Our future success depends, in significant part, upon the continued service of our key technical, sales and senior management personnel, as well as our ability to attract and retain new personnel. For example, we are in the process of filling several key sales positions. Competition for qualified sales, technical and other personnel is intense, and there can be no assurance that we will be able to attract, assimilate or retain additional highly qualified employees in the future. Our ability to attract, assimilate and retain key personnel may be adversely impacted by the fact that we have reduced our work force by 27% in 2002 and 8% in May 2003 and that, in order to reduce our operating expenses, we have generally not increased wages or salaries over the last two years and have generally not awarded bonuses or other incentives to our employees. If we are unable to offer competitive salaries and bonuses, our key technical, sales and senior management personnel may be unwilling to continue service for the Company, and it may be difficult for the Company to attract new personnel. If we were unable to hire and retain personnel, particularly in senior management positions, our business, operating results and financial condition would be materially adversely affected. Additions of new personnel and departures of existing personnel, particularly in key positions, can be disruptive and have a material adverse effect on our business, operating results and financial condition.

Our failure to realize the expected benefits of our recent restructurings, including anticipated cost savings, could result in unfavorable financial results.

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

      We have taken charges for restructuring of $2.1 million in 2000, $10.2 million in 2001, and $8.2 million in 2002, and there can be no assurance that additional charges for restructuring expenses will not be taken in future years. Significant future restructuring charges could cause financial results to be unfavorable.

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

      Our success depends, in part, on our ability to develop more advanced products more quickly and less expensively than our existing and potential competitors and to educate potential customers of the benefits of licensing our products. Some of our competitors have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base than us, which may allow them to introduce products with more features, greater functionality and lower prices than our products. These competitors could also bundle existing or new products with other, more established products in order to effectively compete with us.

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

If we are unable to expand our international operations, our operating results and financial condition could be materially and adversely affected.

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

      The market price of our common stock could drop as a result of sales of large numbers of shares in the market, or the perception that such sales could occur. We financed a portion of the purchase price of the acquisition of IUS through the sale of approximately 6.8 million shares, or approximately 19.5%, of our common stock and $14.5 million aggregate principal amount of convertible notes that will automatically convert into shares of common stock at $1.50 a share (approximately 9.8 million shares) upon approval of the conversion by our stockholders. We intend to hold a stockholders’ meeting for the purpose of allowing our stockholders to vote on the conversion of the convertible notes as soon as is reasonably practicable.

      We have filed a registration statement to register approximately 6.8 million shares for resale. Once such registration statement is declared effective by the Commission, these shares will be freely transferable without restriction or further registration under the Securities Act of 1933. We are required to file another registration statement within 30 days of the conversion of the convertible notes to register for resale the shares of our common stock that will be issued upon the conversion. Once that registration statement is declared effective by the Commission, those shares will also be freely transferable.

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

      The Company has received an inquiry from the federal government requesting documents and employee interviews related to certain Department of Energy facilities with which the Company does business. The Company is cooperating fully with this inquiry. The Company has recently been made aware that this inquiry is the result of a qui tam complaint, which is currently under seal, against the Company relating to its billing practices at these facilities. The Company believes that it has meritorious defenses to the claims contained in this action and intends to defend them vigorously. Based upon information currently available to the Company and due to the inherent uncertainties of the litigation process, the Company is unable to predict the outcome of such claims or to determine whether an adverse outcome would have a material adverse effect on the Company’s financial condition or results of operations. However, the Company estimates that the facilities in question generated less than 5% of the Company’s revenues during 2000, 2001 and 2002.

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

Recent Sales of Unregistered Securities

      On March 5, 2003, the Company completed a private placement to accredited investors under Section 506 of Regulation D, selling 6,826,664 shares of its common stock at an aggregate purchase price of approximately $10.3 million and issuing its 8% Convertible Notes in an aggregate principal amount of approximately $14.5 million. The 8% Convertible Notes are due December 5, 2003 and are convertible into shares of common stock only upon receipt of the requisite approval of the Company’s stockholders and, once approved, and assuming an Annual Meeting date of July 29, 2003, will automatically be converted at the rate of $1.50 per share for up to 9,791,871 shares of common stock. The terms of conversion of the notes will only be adjusted to give effect to stock dividends or stock splits or the reclassification, exchange or substitution of the Company’s common stock issuable upon conversion by the Company. The proceeds of this private placement were used to finance a portion of the purchase price for the Company’s acquisition of IUS. We paid approximately $1.2 million in fees to a placement agent in connection with this private placement.

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

Accounts Receivable and Allowance for Doubtful Accounts

      Billed and unbilled accounts receivable comprise trade receivables that are credit based and do not require collateral. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company records a provision for uncollectible accounts on sales in the same period as the related revenues are recorded. These estimates are based upon historical collection patterns. If the historical data the Company uses to calculate these estimates does not properly reflect future collections, revenue could be overstated. On an ongoing basis, the Company also evaluates the collectibility of accounts receivable based upon historical collections and an assessment of the collectibility of specific accounts. The Company evaluates the collectibility of specific accounts using a combination of factors, including the age of the outstanding balance(s), evaluation of the account’s financial condition and credit scores, recent payment history, and discussions with the Company’s account executive for the specific customer and with the customer directly. Based upon this evaluation of the collectibility of accounts receivable, any increase or decrease required in the allowance for doubtful accounts is reflected in the period in which the evaluation indicates that a change is necessary. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance amounted to $5.7 million and $3.4 million as of December 31, 2001 and 2002, respectively, which includes $1.3 million at December 31, 2002 relating to a specific customer dispute.

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

      Revenues. The Company’s revenues are derived from software licensing fees and from services, which include implementation and training services, customer funded development, and support fees. Total revenue increased 20.8% from $145.7 million in 2000 to $176.0 million in 2001, before decreasing 33.4% to $117.2 million in 2002. The increase in total revenue from 2000 to 2001 was due to an increase in software license fees of $8.4 million and services of $21.9 million. Services growth was primarily attributable to the MoD project in the amount of $35.3 million, offset by a $6.6 million decline in revenue from the multi-year implementation contract with British Energy. The $58.8 million decrease in total revenue from 2001 to 2002 was primarily attributable to the suspension of the MoD project in the amount of $37.4 million, and the continuing wind down of the British Energy project of $4.7 million, along with a slow-down in the demand for services and lower software licensing fee revenue of $5.5 million due to weak capital spending in the markets that the Company serves.

      Revenues from software licensing fees were 8.7%, 11.9% and 13.3% of total revenues for 2000, 2001 and 2002, respectively. Revenues from software license fees increased 66.4% from $12.6 million in 2000 to $21.0 million in 2001. This increase in 2001 was primarily attributable to $9.1 million of new license revenue in the utility vertical market. Revenues from software license fees decreased 26.1% from $21.0 million in 2001 to $15.5 million in 2002. This decrease in 2002 is a result of a lower level of new license revenue bookings during 2002. During 2000, 2001 and 2002, the Company signed new licensing contracts valued at $28.0 million, $27.0 million and $7.2 million, respectively.

      Revenues from services were 91.3%, 88.1% and 86.7% of total revenues for 2000, 2001 and 2002, respectively. Revenues from services increased 16.5% from $133.1 million in 2000 to $155.0 million in 2001, or an increase of $21.9 million. Services provided under the United Kingdom’s MoD project increased approximately $35.3 million, offset by a decline of $6.6 million in revenue recognized under a multi-year implementation contract with British Energy. Revenues from professional services decreased 34.4% from $155.0 million in 2001 to $101.6 million in 2002. Of that decrease, $37.4 million resulted from the suspension of the MoD contract and $4.7 million from the British Energy contract as it winded down toward completion in 2003. The remaining decrease resulted from a lower level of consulting services, which we believe was due in part to the Company’s lower level of new license bookings during 2002.

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

      The decreases in general and administrative expenses in 2001 and 2002 resulted from a general reduction in expenses as the Company completed its relocation of its headquarters to Atlanta in 2001.

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

      Through December 31, 2002, approximately $9.2 million of these costs have paid. Of the balance remaining to be paid, $2.9 million was included in other current liabilities and $7.8 in other non-current liabilities, all of which relates to anticipated costs associated with redundant office space in San Francisco, CA, Dallas, TX, and Pittsburgh, PA.

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

Liquidity and Capital Resources

      As of December 31, 2002, the Company’s principal sources of liquidity consisted of approximately $37.5 million in cash and cash equivalents, $4.2 million in short and long-term marketable securities and $5.5 million in short and long-term restricted cash. The Company currently intends to enter into a new revolving credit facility to provide it with up to $30 million in available borrowings.

      The Company maintains standby letters of credit in the aggregate amount of approximately $3.1 million with SouthTrust Bank. In connection with these letters of credit, the Company is required to and does maintain a corresponding compensating balance.

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

      As of December 31, 2002, the Company’s primary commitments are its leased office space in Atlanta, Georgia; San Francisco, California; and Woking, England. The Company leases its office space under non-cancelable lease agreements that expire at various times through 2012. Net rent payable under these leases in 2003 is anticipated to be $8.9 million.

      On March 5, 2003, the Company completed a private placement, selling 6,826,664 shares of its common stock at an aggregate purchase price of approximately $10.3 million and issuing its 8% Convertible Notes in an aggregate principal amount of approximately $14.5 million. The 8% Convertible Notes are due on December 5, 2003, are convertible into shares of common stock upon receipt of the requisite approval of the Company’s stockholders and, once approved, will automatically be converted at the rate of $1.50 per share into approximately 9.8 million shares of common stock, subject to adjustment as provided in the notes. The proceeds of this private placement were used to finance a portion of the purchase price for the Company’s acquisition of IUS.

      Also, in connection with the acquisition of IUS, the Company executed a promissory note in the principal amount of $10 million in favor of SCT Financial Corporation, a subsidiary of Systems and Computer Technology Corporation. This note is due on September 5, 2003 and bears interest at 6% per year. IUS is a guarantor of the note and this guaranty is secured by certain real property owned by IUS. The Company intends to repay the note to SCT Financial Corporation prior to its maturity with the proceeds of a third-party mortgage on the Indus Utility Systems’ real property or other financing transaction. The Company believes that the fair market value of the property is approximately $19.1 million. As a result of the discussions with the commercial lenders, the Company expects that the proceeds of any financing transaction with respect to the property will be sufficient to repay in full the note to SCT Financial Corporation.

      The cost of the acquisition of IUS approximated $34.5 million, which the Company financed with approximately $24.5 million from the private placement and the $10 million promissory note in favor of SCT Financial Corporation. The Company anticipates spending approximately $1 million in transition and integration costs in connection with the acquisition of IUS. The Company does not believe that spending such amount will have a material effect on the Company’s liquidity in the current fiscal year.

      Except as discussed in this MD&A and for operating/capital leases, the Company has no guarantees of debt or similar capital commitments to third parties, written options on non-financial assets, standby repurchase agreements, or other commercial commitments. The Company does not anticipate any material capital expenditures for the next 12 months.

      The Company believes that its existing cash, cash equivalents and marketable securities, together with anticipated cash flows from operations, will be sufficient to meet its cash requirements for at least the next 12 months. However, if the stockholders do not approve the issuance of the shares upon conversion of our convertible notes, the Company will have to pay an aggregate of $14.5 million to the holders of the convertible notes. Moreover, if management is not successful in completing the refinancing of the note to SCT Financial Corporation, the Company will have to pay $10 million upon the maturity of the note to SCT Financial Corporation on September 5, 2003. Such occurrences could result in a material adverse effect on the Company’s financial results.

      The foregoing statement regarding the Company’s expectations for continued liquidity is a forward-looking statement, and actual results may differ materially depending on a variety of factors, including variable operating results, continued operating losses, presently unexpected uses of cash and the factors discussed under the section “Description of Business — Factors Affecting Future Performance.”

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

/s/ Ernst & Young LLP

Atlanta, Georgia

January 24, 2003

INDUS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2002

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$59,901	$37,527
Marketable securities	1,757	2,171
Restricted cash, current	—	2,883
Billed accounts receivable, net of allowance for doubtful accounts of $5,713 and $3,445 at December 31, 2001 and 2002, respectively	31,337	22,387
Unbilled accounts receivable	14,666	3,411
Income tax receivable	1,430	5,122
Other current assets	5,445	3,858

Total current assets	114,536	77,359
Property and equipment, net	21,877	17,471
Investments	1,930	2,048
Other assets	824	3,512

Total assets	$139,167	$100,390

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,190	$5,207
Income tax payable	1,747	4,535
Other accrued liabilities	23,232	16,042
Current portion of obligations under capital leases	4	266
Deferred revenue	39,970	36,916

Total current liabilities	71,143	62,966
Obligations under capital leases and other liabilities	7,078	9,148
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.001 par value	—	—
Shares authorized: 10 million; shares issued: none
Common stock, $.001 par value	35	36
Shares authorized: 100 million
Shares issued and outstanding: December 31, 2001 — 35,210,251
Shares issued and outstanding: December 31, 2002 — 35,237,403
Additional paid-in capital	123,671	125,608
Treasury stock, at cost	(2,181)	(4,681)
Shares: December 31, 2001 — 435,500
Shares: December 31, 2002 — 935,500
Note receivable from stockholder	(55)	—
Deferred compensation	(157)	(104)
Accumulated deficit	(58,287)	(92,050)
Accumulated other comprehensive loss	(2,080)	(533)

Total stockholders’ equity	60,946	28,276

Total liabilities and stockholders’ equity	$139,167	$100,390

See accompanying notes.

INDUS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,

	2000	2001	2002

	(In thousands, except per share
	amounts)
Revenues:
Software licensing fees	$12,622	$21,005	$15,527
Services, maintenance and other	133,067	155,009	101,638

Total revenues	145,689	176,014	117,165
Cost of revenues:
Software licensing fees (including $6,838 writedown of third party software in 2000)	9,579	1,378	2,997
Services, maintenance and other	81,301	79,738	55,987

Total cost of revenues	90,880	81,116	58,984

	54,809	94,898	58,181

Operating expenses:
Research and development	51,607	49,522	45,745
Sales and marketing	49,348	30,242	29,942
General and administrative	20,944	17,398	13,305
Restructuring expenses	2,063	10,188	8,199

Total operating expenses	123,962	107,350	97,191

Loss from operations	(69,153)	(12,452)	(39,010)
Interest and other income	3,784	2,454	1,362
Interest expense	(72)	(42)	(59)

Income (loss) before income taxes	(65,441)	(10,040)	(37,707)
Provision (benefit) for income taxes	(6,666)	36	(3,944)

Net income (loss)	$(58,775)	$(10,076)	$(33,763)

Net income (loss) per share:
Basic	$(1.72)	$(0.29)	$(0.96)

Diluted	$(1.72)	$(0.29)	$(0.96)

Shares used in computing per share data
Basic	34,248	34,857	35,237

Diluted	34,248	34,857	35,237

See accompanying notes.

INDUS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

							Accu-
						Retained	mulated
					Deferred	Earnings	Other	Total
	Common Stock		Add’l	Trea-	Compen-	(Accu-	Compre-	Stock-
			Paid-In	sury	sation &	mulated	hensive	holders’
	Shares	$ Amnt	Capital	Stock	Other	Deficit)	Loss	Equity

	(In thousands)
Balance at December 31, 1999	32,992	$33	$112,473	$(2,181)	$(700)	$10,564	$(1,837)	$118,352
Exercise of stock options	1,485	2	7,899	—	—	—	—	7,901
Sale of common stock under ESPP	218	—	941	—	—	—	—	941
Notes receivable from stockholder	—	—	—	—	524	—	—	524
Amortization of deferred compensation	—	—	—	—	48	—	—	48
Comprehensive loss:
Net loss	—	—	—	—	—	(58,775)	—	(58,775)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	(34)	(34)

Total comprehensive loss								(58,809)

Balance at December 31, 2000	34,695	35	121,313	(2,181)	(128)	(48,211)	(1,871)	68,957
Exercise of stock options	276	—	1,330	—	—	—	—	1,330
Sale of common stock under ESPP	240	—	894	—	—	—	—	894
Notes receivable from stockholder	—	—	—	—	(31)	—	—	(31)
Deferred stock compensation	—	—	134	—	(134)	—	—	—
Amortization of deferred compensation	—	—	—	—	81	—	—	81
Comprehensive loss:
Net loss	—	—	—	—	—	(10,076)	—	(10,076)
Unrealized gain on marketable securities	—	—	—	—	—	—	42	42
Foreign currency translation	—	—	—	—	—	—	(251)	(251)

Total comprehensive loss								(10,285)

Balance at December 31, 2001	35,211	35	123,671	(2,181)	(212)	(58,287)	(2,080)	60,946
Exercise of stock options	291	1	1,041	—	—	—	—	1,042
Sale of common stock under ESPP	168	—	459	—	—	—	—	459
Notes receivable from stockholder	—	—	—	—	55	—	—	55
Warrant exercise	68	—	198					198
Benefit from Carryback of Net Operating Loss	—	—	182	—	—	—	—	182
Purchase of treasury stock	(500)	—	—	(2,500)	—	—	—	(2,500)
Amortization of deferred compensation	—	—	57	—	53	—	—	110
Comprehensive loss:
Net loss	—	—	—	—	—	(33,763)	—	(33,763)
Unrealized gain on marketable securities	—	—	—	—	—	—	27	27
Foreign currency translation	—	—	—	—	—	—	1,520	1,520

Total comprehensive loss								(32,216)

Balance at December 31, 2002	35,238	$36	$125,608	$(4,681)	$(104)	$(92,050)	$(533)	$28,276

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

      Unbilled accounts receivable represent amounts related to revenue under existing contracts that has been recorded either as deferred revenue or earned revenue but which has not yet been billed. Generally, unbilled amounts are billed within one year of the sale of product or performance of services.

      For arrangements that include multiple elements, the revenue is allocated to the various elements based on vender-specific objective evidence of fair value established by independent sale of the elements when sold separately.

      Deferred revenue represents fees for services and products that have not yet met the criteria to be recognized as revenue. At December 31, 2002, the balance of $36.9 million was comprised of $24.5 million of deferred maintenance, support and services revenue and $12.4 million of deferred license revenue.

      Deferred maintenance and support represents amounts invoiced prior to performance of maintenance services, which are typically one year and are amortized on a straight-line basis as the service is provided. Deferred services are amounts invoiced prior to performance of professional services.

      Deferred license revenue represents license fee contracts revenue which was deferred because either the fee is not fixed or determinable or a nonstandard acceptance period is provided. Revenue on these amounts is recognized as the fee becomes fixed and determinable and acceptance has occurred.

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

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited.

      The Company added to its allowance for doubtful accounts approximately $3.1 million in 2000 and $3.4 million in 2001, and reversed approximately $807,000 in 2002. The reduction in 2002 reflects the overall decrease in receivable balances at December 31, 2002 and is based on an evaluation of specific accounts and aging categories. Total write-offs of uncollectible amounts were $1.7 million in 2000, $3.1 million in 2001 and $1.5 million in 2002. The write-offs in 2001 were not attributable to any major accounts, but were a result of the write-off of many older items which had been previously reserved.

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

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Internal-Use Software

      SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, requires that entities capitalize certain costs related to internal use software once certain criteria have been met. Capitalized internal-use software development costs associated with the Company’s information systems are included in property and equipment and are depreciated on a straight-line basis over three year periods. Depreciation expense recorded in 2000, 2001 and 2002 was approximately $1.1 million, $1.8 million and $2.4 million, respectively. The costs that have been capitalized and are being amortized are for external purchases and implementation services obtained for internal use.

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

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      At December 31, 2002, the Company had issued 304,533 outstanding warrants to purchase an equal number of shares of the Company’s common stock at an exercise price of $2.79 per share. See Note 15 for discussion of the price adjustment due to a subsequent event. These stock purchase warrants can be exercised at any time from June 20, 1994 to and including June 20, 2004. The warrant agreement provides that the exercise price and the number of shares purchaseable shall be adjusted according to the formula set forth in the warrant agreement if the Company issues shares of its common stock at a purchase price that is less than the warrant exercise price.

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

      Below is an analysis of the two restructure provisions and the activity in the resultant accruals:

Company headquarters relocation:

	Severance and
(In thousands)	Related Costs	Equipment	Facilities	Total

Balance at 12/31/99	$—	$—	$—	$—

Payments in 2000	(466)	—	—	(466)
Accruals in 2000	803	—	1,260	2,063

Balance at 12/31/00	$337	$—	$1,260	$1,597

Payments in 2001	(1,716)	—	(2,189)	(3,905)
Accruals in 2001	1,553	—	8,261	9,814

Balance at 12/31/01	$174	$—	$7,332	$7,506

Payments in 2002	(110)	—	(2,461)	(2,571)
Accruals in 2002	(64)	—	$3,615	3,551

Balance at 12/31/02	$0	$—	$8,486	$8,486

MoD project suspension:

	Severance and
(In thousands)	Related Costs	Equipment	Facilities	Total

Balance at 12/31/01	$—	$—	$—	$—

Payments in 2002	(652)	(953)	(639)	(2,244)
Accruals in 2002	657	953	2,860	4,470

Balance at 12/31/02	$5	$—	$2,221	$2,226

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

15.     Subsequent Events (unaudited)

      On March 5, 2003, the Company completed its acquisition of SCT Utility Systems, Inc. (“SCTUS”), a subsidiary of Systems & Computer Technology Corporation (“SCT”). At the time of acquisition, SCTUS was renamed Indus Utility Systems, Inc. (“IUS”). IUS is a provider of customer information system software solutions for energy and utility companies principally in North America. The Company believes the acquisition will provide utility customers with a single provider for their important software requirements. The aggregate purchase price of $35.8 million was financed with a cash payment of $24.5 million, a $10.0 million 6% promissory note to SCT Financial Corporation secured by IUS real property, and payment of other direct acquisition expenses totaling $1.4 million, comprised of $0.8 million in debt issuance costs and $0.6 million in equity issuance costs. The acquisition has been accounted for under the purchase method of accounting and the results of operations are included in the Company’s operations beginning March 6, 2003.

      On the same date, the Company completed a private placement offering to purchasers of approximately 6.8 million shares of the Company’s common stock, par value $0.001 (the “Shares”), at a purchase price of $1.50 per share, or a total of approximately $10.2 million, and issued approximately $14.5 million of the Company’s 8% convertible notes due nine months after issuance in order to fund the IUS acquisition. The convertible notes are convertible into shares of common stock at face value plus accrued interest only upon receipt of the requisite approval of new share issuance by the Company’s stockholders, and, upon approval, will automatically be converted at the same price per share as the Shares, subject to certain adjustments. While the number of shares to be issued in exchange for the convertible notes is dependent upon the timing of stockholder approval, due to accrued interest being a part of the consideration, the Company estimates that between 9.8 million and 10.0 million additional shares will be issued.

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the estimated fair values of the assets acquired, and liabilities assumed at the date of acquisition, March 5, 2003 (in thousands):

Current assets		$15,820
Property and equipment		22,197
Other assets		75
Intangible assets subject to amortization
Trademarks (5 year life)	730
Technology (5 year life)	2,400
Contracts and Customer Base (2-15 year life)	9,810

Total intangible assets		12,940
Goodwill		430

Total assets acquired		51,462
Total liabilities assumed		15,697

Net assets acquired		$35,765

      The goodwill will not be amortized, but will be reviewed for impairment on an annual basis.

      Prior to the acquisition date, Indus management began formulating a plan to restructure pre-acquisition IUS through staffing reductions. In connection with this plan, the Company recorded a liability of $675,000 representing anticipated severance costs for approximately 50 employees of IUS in various job functions. These costs are accounted for in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations.” The costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire IUS. The liability will be paid entirely in cash, with the complete amount being paid in the fiscal year ending March 31, 2004. It is expected that annual savings aggregating in excess of $4.0 million will be realized as a result of these staffing reductions. As of March 31, 2003, no payments had been made in connection with these terminations.

      Based on the adjustment provisions in the warrant agreement, the March 5, 2003 private placement of 6.8 million shares of the Company’s common stock resulted in an adjusted warrant exercise price of $2.5808 and an increase in the number of shares purchasable under the warrant agreement to 329,219 shares of common stock. At such time as the Company’s 8% convertible notes issued in the March 5, 2003 private placement convert into common stock, the warrant exercise price and the number of shares will again be adjusted in accordance with the warrant agreement. The size of the adjustments will depend on the date of the conversion because accrued interest under the notes also converts into common stock.

      Subsequent to December 31, 2002, the Company recorded restructuring expenses of $2.2 million related to a further space consolidation in the Company’s San Francisco offices. An additional floor was made available for sublease due to the cumulative effect of staff reductions.

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

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives, and concluded that our disclosure regarding such controls and procedures was effective at reaching that level of reasonable assurance.

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

      (3) Exhibits

      The following exhibits are filed herewith or incorporated by reference.

Exhibit
Number	Description

2.1	Purchase Agreement, dated as of February 12, 2003, by and among the Registrant, SCT Utility Systems, Inc., SCT, SCT Financial Corporation, SCT Property, Inc., SCT International Limited, SCT Technologies (Canada) Inc., SCT Software & Resource Management Corporation and Systems & Computer Technology International B.V. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 14, 2003)
2.2	Amendment No. 1 to Purchase Agreement, dated as of March 5, 2003, by and among the Registrant, SCT Utility Systems, Inc., SCT, SCT Financial Corporation, SCT Property, Inc., SCT International Limited, SCT Technologies (Canada) Inc., SCT Software & Resource Management Corporation and Systems & Computer Technology International B.V. (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on March 6, 2003)
3.1	Registrant’s Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 (No. 333-33113) filed on August 7, 1997 (the “1997 Proxy Statement”))
3.2	Registrant’s Amended and Restated Bylaws
4.1	Registration Rights Agreement entered into among the Registrant, Warburg, Pincus Investors, L.P. (“Warburg”), Robert W. Felton, Richard W. MacAlmon, John W. Blend, III and John R. Oltman (incorporated by reference to Exhibit 4.1 to the 1997 Proxy Statement)
4.2	Nomination Agreement entered into among the Registrant, Warburg and Robert W. Felton (incorporated by reference to Exhibit 4.6 to the 1997 Proxy Statement)
4.3	Registration Rights Agreement for Shares, dated as of February 12, 2003, by and among the Company and each of the Purchasers of the Shares, as listed on the Schedule of Purchasers accompanying the Purchase Agreement (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on February 14, 2003)
4.4	Registration Rights Agreement for Conversion Shares, dated as of February 12, 2003, by and among the Company and each of the Purchasers of the Notes, as listed on the Schedule of Purchasers accompanying the Purchase Agreement (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on February 14, 2003)
4.5	Form of Convertible Note (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 6, 2003)
10.1*	Indus International, Inc. 1997 Stock Plan (incorporated by reference to Exhibit 10.1 to the 1997 Proxy Statement)
10.2*	Amendment No. 1 to the Indus International, Inc. 1997 Stock Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed with the Commission on July 5, 2001)
10.3*	Amendment No. 2 to the Indus International, Inc. 1997 Stock Plan (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 filed with the Commission on July 5, 2001)
10.4*	Amendment No. 3 to the Indus International, Inc. 1997 Stock Plan (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 filed with the Commission on July 5, 2001)

Exhibit
Number	Description

10.5*	Indus International, Inc. 1997 Director Option Plan (incorporated by reference to Exhibit 10.3 to the 1997 Proxy Statement)
10.6*	Rules of the Indus International, Inc. Company Share Option Plan (the “UK Option Plan) (incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001)
10.7	Stock Purchase Warrant dated August 25, 1997 between the Registrant and Warburg Pincus Investors, L.P., as amended by that certain Amendment to Stock Purchase Warrant dated October 23, 2001 (incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001)
10.8	Stock Purchase Agreement dated January 13, 1999 between Robert W. Felton, Warburg Pincus Investors, L.P. and the Registrant (incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998)
10.9	Amended and Restated Lease Agreement for the Registrant’s Atlanta, Georgia corporate headquarters by and between Cousins Properties Incorporated and the Registrant dated August 1, 2000 (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000)
10.10	Office Lease Agreement for the Registrant’s San Francisco, California regional office between EOP – 60 Spear, L.L.C. and the Registrant dated March 3, 2000, as amended (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000)
10.11*	Employment Agreement dated April 29, 2003 by and between the Registrant and Thomas R. Madison
10.12*	Employment Agreement dated April 29, 2003 by and between the Registrant and Jeffrey A. Babka
10.13*	Letter Agreement dated April 10, 2002 between the Registrant and Robert Felton (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002)
10.14*	Amendment to the Indus International, Inc. 1997 Director Option Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002)
10.15*	Amendment to the Indus International, Inc. 1997 Director Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002)
10.16*	Employment Agreement dated September 16, 2002 by and between the Registrant and Gregory J. Dukat (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002)
10.17*	Change of Control Severance Agreement dated September 16, 2002 by and between the Registrant and Gregory J. Dukat (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002)
10.18	Purchase Agreement, dated as of February 12, 2003, by and among the Company and each of the Purchasers listed on the Schedule of Purchasers accompanying the Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on February 14, 2003)
10.19	Promissory Note, dated March 5, 2003, issued by the Registrant in favor of SCT Financial Corporation (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 6, 2003)
10.20	Guaranty and Suretyship Agreement, dated March 5, 2003, by Indus Utility Systems, Inc. (f/k/a SCT Utility Systems, Inc.) in favor of SCT Financial Corporation (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on March 6, 2003)
10.21*	Amendment to the Indus International, Inc. 1997 Director Option Plan
21.1†	Subsidiaries of Registrant
23.1	Consent of Ernst & Young LLP, Independent Auditors
24.1†	Power of Attorney, included on the signature page of this report

Exhibit
Number	Description

99.1	Statement of the Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Statement of the Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Designates management contract or compensatory plan or arrangement

†	Previously filed

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

Date: June 27, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ THOMAS R. MADISON, JR. Thomas R. Madison, Jr.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer) Director	June 27, 2003

/s/ JEFFREY A. BABKA Jeffrey A. Babka	Executive Vice President Finance and Administration, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	June 27, 2003

* Gayle A. Crowell	Director	June 27, 2003

* Edward Grzedzinski	Director	June 27, 2003

* William H. Janeway	Director	June 27, 2003

* Joseph P. Landy	Director	June 27, 2003

* Thomas S. Robertson	Director	June 27, 2003

* Thomas E. Timbie	Director	June 27, 2003

*	Jeffrey A. Babka signed on behalf of such person as attorney-in-fact.

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECURITIES

EXCHANGE ACT RULES 13A-14 AND 15D-14 AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Thomas R. Madison, Jr., Chief Executive Officer of Indus International, Inc., certify that:

      1. I have reviewed this annual report on Amendment No. 1 to Form 10-K of Indus International, Inc.;

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

Date: June 27, 2003

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO

SECURITIES EXCHANGE ACT RULES 13A-14 AND 15D-14 AS ADOPTED
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jeffrey A. Babka, Chief Financial Officer of Indus International, Inc., certify that:

      1. I have reviewed this annual report on Amendment No. 1 to Form 10-K of Indus International, Inc.;

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

Date: June 27, 2003