Form 10-KT
period 2003-03-31
INDUS INTERNATIONAL INC
filed 2003-06-30
CIK 1041333

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[ ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

Or

[x]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from January 1, 2003 to March 31, 2003

Commission File Number: 0-22993

INDUS INTERNATIONAL, INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3273443 (I.R.S. Employer Identification No.)

3301 Windy Ridge Parkway Atlanta, Georgia (Address of principal executive offices)	30339 (Zip code)

Registrant’s telephone number, including area code
(770) 952-8444

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value
(Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes [x]   No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act rule 12b-2).  Yes [   ]   No [x]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price $1.94 of the Common Stock on September 30, 2002, as reported on the Nasdaq National Market, was approximately $41,785,246. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may by deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares outstanding of the registrant’s Common Stock, $.001 par value, was 42,093,830 at June 23, 2003.

DOCUMENTS INCORPORATED BY REFERENCE
None

INDUS INTERNATIONAL, INC.

FORM 10-K
FOR THE TRANSITION PERIOD FROM JANUARY 1, 2003 TO MARCH 31, 2003

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     This Transition Report on Form 10-K, as well as documents incorporated herein by reference, may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect management’s current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of phrases and expressions such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will” or other similar words or phrases. These statements, which speak only as of the date given, are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our expectations or projections. These risks include, but are not limited to, the successful integration of the acquisition of Indus Utility Systems, Inc. (“IUS”) including the challenges inherent in diverting our management’s attention and resources from other strategic matters and from operational matters, the successful rationalization of the IUS business and products, ability to realize anticipated or any synergies or cost-savings from the acquisition, current market conditions for Indus’ and IUS’ products and services, our ability to achieve growth in our core product offerings and the combined Indus/IUS offerings, market acceptance and the success of Indus’ and IUS’ products, the success of our product development strategy, our competitive position, the ability to enter into new partnership arrangements and to retain existing partnership arrangements, uncertainty relating to and the management of personnel changes, timely development and introduction of new products, releases and product enhancements, current economic conditions and the timing and extent of a recovery, heightened security and war or terrorist acts in countries of the world that affect our business, and other risks identified in the section of this Report entitled “Description of Business — Factors Affecting Future Performance,” beginning on page 11. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.

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

     Indus EAM

     Indus’ EAM solutions help its customers better manage the full array of their assets and optimize their enterprises. The Company provides three principal EAM software solutions series - PassPort, EMPAC and Indus InSite.

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

     Indus InSite is tailored for less asset-intensive industries that can benefit from managing their assets and facilities more efficiently. These industries include the facilities maintenance market in commercial and industrial real estate, health care, financial services, leisure properties, and government and educational facilities. In 2002 and continuing in 2003, the Company began combining the architecture of EMPAC with that of Indus InSite into a single product offering under the product name InSite. This new product offering will be comprised of InSite EE, intended for capital intensive industries, and InSite, for the less capital intensive industries.

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

     As a premier EAM supplier of complex functionality to asset intensive industries, the Company’s PassPort, EMPAC and Indus InSite software products were licensed for use by over 300,000 end users in more than 40 countries at March 31, 2003.

     Acquisition of IUS

     The Company’s acquisition of IUS on March 5, 2003, adds customer information systems (“CIS”), complex billing solutions, and customer relationship management (“CRM”) software to the Indus EAM solution set. IUS is a leading provider of CIS software in the energy and utilities market with over 200 client sites using components of IUS solutions. Its customer base includes a broad spectrum of utilities, including investor owned utilities, municipal/public utilities, and rural electric cooperatives. While IUS’ client base represents utilities of all sizes, IUS services a significant number of very large organizations, including approximately 43 percent of the utility/energy companies in the United States with more than 1 million customers. As of March 31, 2003, IUS products have been licensed to manage approximately 63 million services and generate approximately 40 million bills per month.

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

     Strategic benefits of the acquisition include:

•	providing added value to Indus’ existing customers;

•	enabling Indus to compete in the service management space, creating new customer opportunities;

•	lowering total cost of ownership for customers;

•	strengthening the alliance between Indus and its utility customers; and

•	providing a pathway for increased revenues, operational efficiencies and profitability.

Indus Solutions

     EAM Solutions

     The Company provides three principal EAM software solutions series - PassPort, EMPAC and Indus InSite. PassPort and EMPAC are typically licensed by customers, but both are also available as hosted products supported by Indus through remote data centers while Indus InSite is a hosted solution. Indus InSite EE will be available as either a licensed or hosted solution.

     Beginning in 2002 and continuing throughout 2003, the Company is re-architecting its three EAM solutions into two, after which the previously separate EMPAC and Indus InSite products will be delivered to the marketplace under the InSite product name. The Company believes that this more focused strategy will deliver a wide range of business processes in a Web-architected format that is easy to use and readily deployable. Clients who have previously adopted InSite will have a greater range of functionality available to them than would have been delivered under previous product plans. Clients who have previously adopted EMPAC will have a new deployment option using Web-architected technology, as well as increased functionality. This combined product offering under the InSite product name will be delivered to the market in two versions. One version, with lighter functionality that is appropriate to markets with less complex asset management needs, will be provided under the name “Indus InSite”. A more complex version, with more comprehensive functionality (equivalent to EMPAC), will be provided under the name “InSite EE”. Each version will have its own price points and maintenance agreements.

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

     As of March 31, 2003, the Company’s products were licensed for use by more than 300,000 end-users in over 40 countries. For the three-month period ended March 31, 2003, 11.2% of the Company’s revenues related to our contract with Magnox Electric plc, a wholly owned subsidiary of British Nuclear Fuels Ltd (“ BNFL”), which operates BNFL’s nuclear power stations.

Sales and Marketing

     Global Organization

     Indus markets and sells its products to customers in asset-intensive and facilities-intensive industries around the world. To address that market effectively, the Company divides its target market by geography and by industry segment, and tailors its sales strategy to suit the specific needs of each market segment. In a given market segment, the Company may sell either directly, through its internal sales force, or indirectly, through business partner relationships and channel partner programs. These business partner relationships and channel partner programs are typically comprised of referral arrangements and reseller or distribution arrangements. In referral arrangements the referring party is paid a fee for referring a customer, which is typically based on a percentage of the license fee in the transaction. In reseller or distribution arrangements, the partner typically has primary control of the sales process and in some cases licenses Indus software directly to the customer.

     The direct sales organization is decentralized throughout the Company’s three global regions described below:

•	Americas — with direct sales representatives in the US and Canada, and strategic alliances to expand the scope of sales opportunities;

•	Europe, Middle East and Africa — with direct sales representatives in the UK and France, as well as alliances that extend Indus’ selling capability into continental Europe, the Middle East and Africa; and

•	Asia-Pacific — with direct sales representatives in Australia and Japan and strategic alliances to expand the scope of sales opportunities.

     The Company maintains marketing staff in Atlanta, Georgia and Columbia, South Carolina.

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

     PassPort and EMPAC

     PassPort and EMPAC support an organization’s operations and maintenance workforce, inventory management and procurement professionals, safety and compliance engineers, and other decision making personnel affected by asset care decisions throughout the enterprise. These solutions are delivered to these professionals as a series of components, with each organization selecting the components needed to support their specific business processes. These solutions typically include the following components:

•	asset and work management systems;

•	materials and procurement systems;

•	supply chain;

•	eProcurement systems; and

•	safety and compliance systems.

Other available components include: mobile computing, EAI (enterprise asset integration) tools, sophisticated search capabilities, data warehousing products, and integration to leading ERP products for financial and human resources functions. Elements of some PassPort modules contain software licensed from third parties and the baseline EMPAC software contains some software licensed from a third party. If the Company loses the right to license and distribute these third party elements, it believes it could license or develop alternatives to such component technologies without materially impacting its sales of either PassPort or EMPAC.

     PassPort is an integrated work management and supply chain software product, originally architected for the nuclear and highly regulated process manufacturing environment. This depth of regulatory compliance, health and safety, and personnel qualifications tracking in PassPort are the key distinguishing features between it and the EMPAC product. Primary PassPort customers are very large operations that need size scalability and product depth, such as regulatory compliance for hazardous chemicals and radiation exposure.

     EMPAC is also an integrated maintenance, inventory, and purchasing software product, originally designed for discrete manufacturing plants, mining operations, paper mills and consumer packaged goods. Primary EMPAC customers are medium and large operations that need flexible product configurability to fit different plant sizes and product lines.

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

     EnerLink is a complex billing solution that helps energy and utility companies use integrated applications to design, market, administer, and bill various pricing options-regardless of market requirements. This solution is for billing commercial and industrial customers, and includes the following features:

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

     Indus EAM products are typically implemented through the Company’s proprietary ABACUS tools and methodology. ABACUS consists of software-driven analytical tools, implementation plans and educational resources that consolidate the Company’s extensive experience in implementing enterprise asset management software products. ABACUS provides a step-by-step implementation life cycle framework for all installation, integration, education and business review activities. In addition, ABACUS enhances the ongoing effectiveness of Indus software products and assists customers in improving their business processes.

     The Company has also developed strategic relationships with large systems integrators, as well as smaller third-party implementers and providers. This ensures that customers with specific requirements can leverage the value-added services of these firms when implementing Indus software products. These relationships are further described under “Business-Strategic Relationships.”

     Hosted Products

     PassPort, EMPAC and Indus InSite are available as hosted products fully supported through remote data centers. The Indus Banner CIS solution is also available as a hosted product. The Indus hosting services provide the EAM and CIS excellence of Indus solutions, integrated Web-enabled applications, and the Internet’s eBusiness opportunities. The Company is responsible for the customer’s hosted system and is the single point of contact for any functionality issues. The hosted product offers comprehensive functionality, reduces implementation time, and guarantees service levels. Additionally, the Indus hosted product integrates with customer legacy systems, delivering a true best-of-breed product that includes many touch points with other industry software application leaders such as Oracle and PeopleSoft.

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

     The Company’s strategic relationships with third party software providers take a variety of forms, such as reseller agreements and development arrangements, that are intended to extend the functionality of the Indus software solutions. Reseller agreements, such as the Company’s agreement with BEA Systems, Inc., typically allow the Company to develop software solutions using third party software, and resell that third party software either in connection with, or embedded in, the Company’s software solutions. Development agreements allow the Company to develop software to integrate its solutions with that of the third party. This allows the Company to extend the functionality of its software solutions by making them interoperable with various third party applications. Examples of these types of arrangements include the Company’s agreements with PeopleSoft and Oracle, which allow the Company to develop solutions that integrate with PeopleSoft’s corporate financial, payroll and human resources applications and Oracle corporate financial applications.

     The following highlights several of the Company’s partners:

•	BEA Systems Inc. - supports Indus customers’ need to design and automate business processes that integrate back-end applications and e-commerce technologies.

•	Oracle - provides database platform as well as Oracle Financials integration. Indus is a member of the Oracle Partner Network, as a Certified Advantage Partner.

•	Business Objects - provides business intelligence that lets organizations access, analyze, and share information internally with employees and externally with customers, suppliers, and partners.

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

     The Company spent $12.7 million and $8.7 million on research and development for the three-month periods ended March 31, 2002 and 2003, respectively, and $51.6 million, $49.5 million and $45.7 million for the years ended December 31, 2000, 2001 and 2002, respectively.

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

     The Company’s products are generally provided to customers in object code (machine-readable) format only. From time to time, in limited circumstances, the Company has licensed source code (human-readable form) for its EAM applications, subject to customary protections such as use restrictions and confidentiality agreements. IUS has historically licensed source code for certain applications, subject to customary protections such as use restrictions and confidentiality agreements. In addition, customers can be beneficiaries of a master source code escrow for the applications, pursuant to which the source code will be released to end users upon the occurrence of certain events, such as the commencement of bankruptcy or insolvency proceedings by or against the Company, or certain material breaches of the agreement. The Company has the right to object to the release of the source code in such circumstances, and to submit the matter to dispute resolution procedures. In the event of any release of the source code from escrow, the customer’s license is limited to use of the source code to maintain, support and configure the licensed applications.

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

If we are unable to become profitable and cash flow positive in the near future, our business and long-term prospects may be harmed.

     We generated net operating losses of $33.8 million in 2002 and used cash of approximately $22.4 million in 2002. From January 1, 2003 to March 31, 2003, we generated net operating losses of $9.9 million and used cash of approximately $4.9 million. We do not expect to be profitable or cash flow positive until the first quarter of calendar 2004, but we may not be profitable or cash flow positive then or in any future quarters. Our inability to produce future profitability or positive cash flow will negatively affect our capacity to implement our business strategy and may require us to take actions in the short-term that will impair the long-term prospects of our business. Our inability to produce future profitability or positive cash flow may also result in liquidity problems and impair our ability to finance our continuing business operations on terms that are acceptable to us.

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

     In connection with the acquisition of IUS, we executed a promissory note in the principal amount of $10.0 million in favor of SCT Financial Corporation, a subsidiary of Systems and Computer Technology Corporation. This note is due on September 5, 2003 and bears interest at 6% per year. IUS, now a wholly owned subsidiary of the Company, is a guarantor of the note and this guaranty is secured by certain real property owned by IUS. We intend to repay the note to SCT Financial Corporation prior to its maturity with the proceeds of a third-party, commercial mortgage on the IUS’ real property or other financing transaction. We believe that the fair market value of the property is approximately $19.1 million. As a result of discussions with the commercial lenders, we expect the proceeds of any financing transaction with respect to the property will be sufficient to repay the note to SCT Financial Corporation. However, we cannot assure investors that we will be able to refinance the note to SCT Financial Corporation in a timely manner or on terms that are acceptable to us. In such event, we may be required to repay the principal and interest on the note out of cash on hand, which would materially adversely affect our liquidity. If we are unable to repay the principal and interest on the note, SCT Financial may foreclose on the security and seek to sell the real property to pay off our obligations.

     On March 5, 2003, we completed a private placement selling our 8% convertible notes in an aggregate principal amount of approximately $14.5 million. The convertible notes are due on December 5, 2003, are convertible into shares of common stock upon receipt of the requisite approval of our stockholders. If our stockholders do not approve the issuance of the shares of common stock on the conversion of the notes prior to their maturity date, we will be required to repay the principal and interest on the notes out of cash on hand, which would materially adversely affect our liquidity.

Continued decrease in demand for our products and services will impair our business and could materially adversely affect our results of operation and financial condition.

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

     We have taken charges for restructuring of $2.1 million in 2000, $10.2 million in 2001, $8.2 million in 2002 and $2.2 million in the three-months ended March 31, 2003, and there can be no assurance that additional charges for restructuring expenses will not be taken in future years. Significant future restructuring charges could cause financial results to be unfavorable.

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

     International revenues (from sales outside the United States) accounted for approximately 33% and 35% of total revenues for the three-months ended March 31, 2002 and 2003, respectively, and 31%, 41% and 34% of total revenues for the year ended December 31, 2000, 2001 and 2002, respectively. We maintain an operational presence and have established support offices in the United Kingdom, Canada, Australia, France and Japan. We expect international sales to continue to become a more significant component of our business. However, there can be no assurance that we will be able to maintain or increase international market demand for our products. In addition, international expansion may require us to establish additional foreign operations and hire additional personnel. This may require significant management attention and financial resources and could adversely affect our operating margin. To the extent we are unable to expand foreign operations in a timely manner, our growth, if any, in international sales will be limited, and our business, operating results and financial condition could be materially and adversely affected.

Exchange rate fluctuations between the U.S. Dollar and other currencies in which we do business may result in currency translation losses.

     At March 31, 2003, a significant portion of our cash was held in Pound Sterling or other foreign currencies (Australian Dollars, Canadian Dollars, Euros, Japanese Yen, and French Francs). In the future, we may need to exchange some of the cash held in Pound Sterling, or other foreign currencies, to U.S. Dollars. We do not engage in hedging transactions, and an unfavorable foreign exchange rate at the time of conversion to U.S. Dollars would adversely affect the net fair value of the foreign denominated cash upon conversion.

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

Item 2. Properties

     Certain information concerning the Company’s office space at March 31, 2003 is set forth below:

		Square	Ownership
Location	Principal Use	Footage	Interest

Domestic Offices:
Atlanta, GA	Corporate Headquarters, Research and Development, Sales and Marketing, Operations	107,200	Lease
Columbia, SC	Regional Operations, Research and Development, Sales and Marketing, Operations	140,000	Own
San Francisco, CA	Regional Operations, Research and Development, Sales and Marketing, Operations	38,505	Lease
Lake Oswego, OR	Regional Operations	5,057	Lease
Pittsburgh, PA	Regional Operations	10,131	Lease
Mississauga, Ontario	Regional Operations	4,335	Lease
International Offices:
Woking, Surrey, United Kingdom	Regional Operations	9,087	Lease
Brisbane, Australia	Regional Operations	8,755	Lease
Paris, France	Regional Operations	6,660	Lease

     The office space listed above comprises space in active use. Space leased to third parties under sub-lease arrangements and excess space offered for sublease has been excluded. See Note 6 to the Consolidated Financial Statements for further discussion.

     Management continually evaluates operational requirements and adjusts facilities capacity where necessary.

Item 3. Legal Proceedings

     On March 5, 2003, the Company acquired IUS from Systems and Computer Technology Corporation (“SCT”). IUS (formerly known as SCT Utility Systems, Inc.) is a defendant in a claim brought by KPMG Consulting, Inc. (now known as BearingPoint, Inc.) on June 2, 2002 in the Circuit Court of the 11th Judicial Circuit. The claim alleges damages of approximately $15.8 million based on allegations of breach of contract and detrimental reliance on alleged promises that were not fulfilled. IUS has asserted multiple defenses and counterclaims. Pursuant to the terms of the Purchase Agreement among the Company and SCT and its affiliates, SCT and those affiliates of SCT that were a party to the Purchase Agreement agreed to defend IUS against the claims in this suit and to indemnify the Company and IUS from all losses relating thereto.

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

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders of the Company during the three months ended March 31, 2003.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     The Company’s common stock, $.001 par value, is traded on the Nasdaq National Market under the symbol “IINT”. The following table sets forth the high and low sales prices of the Company’s common stock for the periods indicated.

	High	Low

Year ended December 31, 2001
First Quarter	$5.25	$1.63
Second Quarter	9.09	3.94
Third Quarter	8.60	4.90
Fourth Quarter	7.90	5.24
Year ended December 31, 2002
First Quarter	$7.85	$4.76
Second Quarter	5.05	2.02
Third Quarter	2.58	1.00
Fourth Quarter	1.93	1.24
Transition period ended March 31, 2003	$2.20	$1.44

     On June 23, 2003, there were 255 holders of record of our common stock. Because many of the Company’s shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

     The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future. The Company anticipates that any future earnings will be retained to finance the continuing development of its business.

     On July 15, 1999, the Company’s Board of Directors approved a stock repurchase program for up to 2,000,000 shares of the Company’s outstanding common stock. The Company is authorized to use available cash to buy back its shares in open market transactions from time to time, subject to price and market conditions. No purchases were made in the period of 2001 through March 31, 2003. As of March 31, 2003, the Company held, as treasury stock, 435,500 shares that had been repurchased at a cost of $2.2 million under the program.

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

Item 6. Selected Financial Data

     The following selected consolidated financial data of the Company is qualified by reference to and should be read in conjunction with the consolidated financial statements and notes thereto and other financial information included elsewhere herein. The summary consolidated balance sheet data as of December 31, 2001, 2002 and March 31, 2003 and summary consolidated statements of operations data for the years ended December 31, 2000, 2001, 2002, and the three-month transition period ended March 31, 2003 are derived from and qualified by reference to the audited consolidated financial statements of the Company, which are included elsewhere herein. The summary consolidated balance sheet data as of December 31, 1998, 1999 and 2000 and the summary consolidated statement of operations for the years ended December 31, 1998 and 1999 are derived from the audited consolidated financial statements of the Company which are not included herein, but have been previously filed with the SEC. The summary consolidated statement of operations for the three-month period ended March 31, 2002 is derived from the unaudited consolidated financial statements of the Company, which are included elsewhere herein.

						THREE MONTHS ENDED
	YEARS ENDED DECEMBER 31,					MARCH 31,

	1998	1999	2000	2001	2002	2002	2003 (2)

		(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
REVENUES:
Software licensing fees	$55,546	$19,071	$12,622	$21,005	$15,527	$4,428	$2,637
Services, maintenance and other	139,931	159,434	133,067	155,009	101,638	28,015	24,597

Total revenues	195,477	178,505	145,689	176,014	117,165	32,443	27,234
Cost of revenues (1)	103,517	98,050	90,880	81,116	58,984	15,800	15,409

Gross margin	91,960	80,455	54,809	94,898	58,181	16,643	11,825

OPERATING EXPENSES:
Research and development	30,372	33,801	51,607	49,522	45,745	12,708	8,717
Sales and marketing	31,517	31,667	49,348	30,242	29,942	7,565	6,549
General and administrative	15,270	18,145	20,944	17,398	13,305	2,926	3,959
Restructuring expenses	—	—	2,063	10,188	8,199	3,396	2,166

Total operating expenses	77,159	83,613	123,962	107,350	97,191	26,595	21,391

Income (loss) from operations	14,801	(3,158)	(69,153)	(12,452)	(39,010)	(9,952)	(9,566)
Gain on sale of investment in TenFold Corporation	—	38,170	—	—	—	—	—
Other income (expense) net	(936)	3,120	3,712	2,412	1,303	446	(50)

Income (loss) before taxes	13,865	38,132	(65,441)	(10,040)	(37,707)	(9,506)	(9,616)
Provision (benefit) for income taxes	450	14,295	(6,666)	36	(3,944)	2	277

Net income (loss)	$13,415	$23,837	$(58,775)	$(10,076)	$(33,763)	$(9,508)	$(9,893)

INCOME (LOSS) PER SHARE:
Basic	$0.44	$0.74	$(1.72)	$(0.29)	$(0.96)	$(0.27)	$(0.27)

Diluted	$0.38	$0.68	$(1.72)	$(0.29)	$(0.96)	$(0.27)	$(0.27)

Shares used in computing per share data:
Basic	30,717	32,109	34,248	34,857	35,237	35,359	37,210

Diluted	35,263	35,274	34,248	34,857	35,237	35,359	37,210

	DECEMBER 31,					MARCH 31,

	1998	1999	2000	2001	2002	2002	2003 (2)

	(in thousands)
BALANCE SHEET DATA:
Working capital	$58,609	$95,872	$43,466	$43,393	$14,393	$14,393	$(16,842)
Total assets	150,785	168,901	140,732	139,167	100,390	121,620	144,510
Short-term debt	21,005	301	71	4	266	1	24,790
Long-term debt	257	163	71	—	124	—	52
Total stockholders’ equity	86,075	118,352	68,957	60,946	28,276	51,619	28,434

(1)	Includes a $6.8 million write down of third-party software available for sale in 2000.

(2)	Includes results from IUS operations from date of acquisition on March 5, 2003.

     Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     In addition to historical information, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect management’s current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of phrases and expressions such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will” or other similar words or phrases. These statements, which speak only as of the date given, are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our expectations or projections. These risks include, but are not limited to, the successful integration of the acquisition of IUS, including the challenges inherent in diverting our management’s attention and resources from other strategic matters and from operational matters, the successful rationalization of the IUS business and products, ability to realize anticipated or any synergies or cost-savings from the acquisition, current market conditions for Indus’ and IUS products and services, our ability to achieve growth in our core product offerings and the combined Indus/IUS offerings, market acceptance and the success of Indus’ and IUS products, the success of our product development strategy, our competitive position, the ability to enter into new partnership arrangements and to retain existing partnership arrangements, uncertainty relating to and the management of personnel changes, timely development and introduction of new products, releases and product enhancements, current economic conditions and the timing and extent of a recovery, heightened security and war or terrorist acts in countries of the world that affect our business, and other risks identified in the section of this Report entitled “Description of Business-Factors Affecting Future Performance,” beginning on page 11. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.

     In the MD&A and other sections that follow there will be references to the “MoD contract”. In the fourth quarter of 2000, the Company entered into a contract to provide the United Kingdom Ministry of Defense (“MoD”) with software, support and services. This contract generated 23.3% of revenue in 2001. In January 2002, the MoD announced it was suspending all work on the contract due to budgetary constraints. As a result of this suspension, the Company engaged in a significant restructuring effort in an attempt to right-size its work force and facilities.

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

     Revenue is generated through two sources: (a) software license revenue and (b) support and service revenue. Software license revenue is generated from licensing the rights to use our products directly to end-users and indirectly, to a lesser extent, through third-party resellers. Support and service revenue is generated from sales of customer support services (maintenance contracts), consulting services, hosting services and training services performed for customers that license the Company’s products.

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

     Accounts Receivable and Allowance for Doubtful Accounts

     Billed and unbilled accounts receivable comprise trade receivables that are credit based and do not require collateral. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company records a provision for uncollectible accounts on sales in the same period as the related revenues are recorded. These estimates are based upon historical collection patterns. If the historical data the Company uses to calculate these estimates does not properly reflect future collections, revenue could be overstated. On an ongoing basis, the Company also evaluates the collectibility of accounts receivable based upon historical collections and an assessment of the collectibility of specific accounts. The Company evaluates the collectibility of specific accounts using a combination of factors, including the age of the outstanding balance(s), evaluation of the account’s financial condition and credit scores, recent payment history, and discussions with the Company’s account executive for the specific customer and with the customer directly. Based upon this evaluation of the collectibility of accounts receivable, any increase or decrease required in the allowance for doubtful accounts is reflected in the period in which the evaluation indicates that a change is necessary. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance amounted to $5.7 million, $3.4 million and $4.4 million as of December 31, 2001 and 2002 and March 31, 2003, respectively, which includes $1.3 million at December 31, 2002 and March 31, 2003 relating to a specific customer dispute.

     The Company generates a significant portion of revenues and corresponding accounts receivable from sales to the utility industry. As of March 31, 2003, approximately $12.4 million of our accounts receivable were attributable to software license fees and support and services sales to utility customers. In determining the Company’s allowance for doubtful accounts, we have considered the utility industry’s financial condition, as well as the financial condition of individual utility customers. Recently there have been well-publicized issues with certain utility companies as a result of activities in the unregulated wholesale sectors. While our utility industry customers are generally in the regulated or retail sector, their unregulated affiliated activities might affect our ability to collect amounts due. We monitor the credit status of our customers and, where deemed necessary, provide for potential uncollectibility.

     The Company generated 11.2% ($3.1 million) of its revenues in the three-month period ended March 31, 2003 from a single customer, Magnox Electric plc, located in the United Kingdom. As of March 31, 2003, approximately $1.9 million of the Company’s accounts receivable were attributable to this customer. The Company does not anticipate accounts receivable collectibility issues related to this customer’s account. In 2002 this customer provided 12.6% of revenues, with approximately $2.3 million in accounts receivable at December 31, 2002. This amount was fully collected. In 2001, the MoD contract provided 23.3% of revenues, with approximately $7.9 million in accounts receivable at December 31, 2001. This amount was fully collected.

     The Company generates a significant portion of its revenues and corresponding accounts receivable through sales denominated in currencies other than the U.S. Dollar. As of March 31, 2003, approximately $3.5 million of the Company’s gross billed accounts receivable were denominated in foreign currencies, of which approximately $2.4 million were denominated in British Pounds. Historically, the foreign currency gains and losses on these receivables have not been significant, and the Company has determined that foreign currency derivative products are not required to hedge the Company’s exposure. If there were a significant decline in the British Pound exchange rate, the U.S. Dollar equivalents received from our customers could be significantly less than the reported amount. A decline in the exchange rate of the British Pound to the U.S. Dollar of 10% from the rate as of March 31, 2003 would result in the Company receiving $240,000 less if the Pounds were converted to U.S. Dollars at that rate.

     Valuation of intangible assets and goodwill

     The IUS acquisition has resulted in, and future acquisitions typically will result in, the recording of goodwill, which represents the excess of the purchase price over the fair value of assets acquired, as well as other definite-lived intangible assets.

     In the first quarter of 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill is no longer subject to amortization; instead it is subject to new impairment testing criteria. Other intangible assets will continue to be amortized over their estimated useful lives, although those with indefinite lives are not to be amortized but are tested at least annually for impairment, using a lower of cost or fair value approach. The company did not identify any asset impairment at March 31, 2003. The Company will continue to test for impairment on an annual basis as of March 31, or on an interim basis if circumstances change that would indicate the possibility of an impairment. The impairment review requires an analysis of future projections and assumptions about the Company’s operating performance. Should such a review indicate the assets are impaired, an expense would be recorded for the impaired assets.

     Restructuring

     The Company has accrued the cost of redundant leased office space in San Francisco, CA, Dallas, TX and Pittsburgh, PA through restructuring charges in the period 2000 through March 31, 2003. The accrual is included in the consolidated financial statements in Other Accrued Liabilities for amounts due within one year and Obligations under Capital Leases and Other Liabilities for amounts due after one year. The redundant office space was a result of the Company’s relocation of its headquarters and certain administrative functions from San Francisco to Atlanta, GA in 2000 and 2001, and the suspension of the MoD contract in 2002. Additions to the accrual were made in 2002 and 2003 due to additional vacated office space and the deterioration of the rental markets in all three locations; this deterioration has resulted in the Company receiving less than anticipated amounts in sublease arrangements due to lower lease rates and longer times taken to sublease the office space. The Company reviews this accrual and evaluates its adequacy on an ongoing basis. Should rental conditions deteriorate to the point where the redundant office space is not ever leased, the Company will incur additional charges totaling approximately $1.6 million over the period from fiscal year 2004 through 2008. Should rental conditions improve, it is possible that higher than anticipated sublease income will be generated. Any required increase or decrease in this accrual will be reflected in the period in which the evaluation indicates that a change is necessary.

Results of Operations

     Operating Results

     The following table sets forth for the periods indicated the percentage of total revenues represented by certain line items in the Company’s statements of operations:

	PERCENTAGE OF TOTAL REVENUES

	FISCAL YEARS ENDED			THREE MONTHS ENDED
	DECEMBER 31,			MARCH 31,

	2000	2001	2002	2002	2003

Statement of Operations Data:
Revenues:
Software licensing fees	8.7%	11.9%	13.3%	13.6%	9.7%
Services, and maintenance and other	91.3%	88.1%	86.7%	86.4%	90.3%

Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Software licensing fees (including $6,838 writedown of third party software in 2000)	6.6%	0.8%	2.5%	0.4%	0.8%
Services, maintenance and other	55.8%	45.3%	47.8%	48.3%	55.8%

Total cost of revenues	62.4%	46.1%	50.3%	48.7%	56.6%

	37.6%	53.9%	49.7%	51.3%	43.4%

Operating expenses:
Research and development	35.4%	28.1%	39.0%	39.2%	32.0%
Sales and marketing	33.9%	17.2%	25.6%	23.3%	24.0%
General and administrative	14.4%	9.9%	11.4%	9.0%	14.5%
Restructuring expenses	1.4%	5.8%	7.0%	10.5%	8.0%

Total operating expenses	85.1%	61.0%	83.0%	82.0%	78.5%

Loss from operations	(47.5)%	(7.1)%	(33.3)%	(30.7)%	(35.1)%
Other income (expense) net	2.5%	1.4%	1.1%	1.4%	(0.2)%

Loss before income taxes	(45.0)%	(5.7)%	(32.2)%	(29.3)%	(35.3)%
Provision (benefit) for income taxes	(4.6)%	—	(3.4)%	—	1.0%

Net loss	(40.4)%	(5.7)%	(28.8)%	(29.3)%	(36.3)%

     On March 28, 2003, the Company decided to change its fiscal year end from December 31 of each year to March 31 of each year. The following discussion of historical operating results compares the three-month period ended March 31, 2003 to the same period in the prior year. For the previous fiscal year, ending December 31, 2002, the comparison is for the twelve-month periods ending December 31, 2001 and 2000.

Three-Month Period Ended March 31, 2002 Compared to the Three-Month Period Ended March 31, 2003

     Revenues. The Company’s revenues are derived from software licensing fees and from services, which include implementation and training services, customer funded development, hosting services, and support fees. Total revenue decreased 16.1% from $32.4 million in the three-month period ended March 31, 2002 to $27.2 million in the three-month period ended March 31, 2003. The decrease in total revenue was due to a slow-down in the demand for services and lower software licensing fee revenue of $1.8 million due to weak capital spending in the markets that the Company serves. Revenue for the three-month period ended March 31, 2003 includes approximately $3.1 million in IUS revenues for the period from March 6 to March 31, 2003.

     Revenues from software licensing fees were 13.6% and 9.7% of total revenues for the three-month periods ended March 31, 2002 and 2003, respectively. Revenues from software license fees decreased from $4.4 million in the three-month period ended March 31, 2002 to $2.6 million in the three-month period ended March 31, 2003. This decrease is a result of a lower level of new license revenue bookings during 2002, which resulted in less deferred license revenue to recognize in three months ended March 31, 2003. During 2001 and 2002, the Company signed new licensing contracts valued at $27.0 million and $7.2 million, respectively. No license revenues from IUS were recognized during the three-month period ended March 31, 2003.

     Revenues from services were 86.4% and 90.3% of total revenues for the three-month periods ended March 31, 2002 and 2003, respectively. Revenues from professional services decreased 12.2% from $28.0 million in the three-month period ended March 31, 2002 to $24.6 million in the three-month period ended March 31, 2003. The decrease resulted from a lower level of consulting services, which we believe was due to the Company’s lower level of new license bookings during 2002 and the three months ended March 31, 2003. Included in revenues from services for the three-month period ended March 31, 2003 is $3.1 million related to IUS.

     From a geographic perspective, revenue from international customers (from sales outside the United States) accounted for 33%, and 35% of revenues for the three-month periods ended March 31, 2002 and 2003, respectively. In the aggregate, the regions identified as EMEA (Europe, Middle East and Africa), Canada, and APAC (Australia, Asia and the Pacific Rim) represented the following percentages of total revenues:

	Three Months Ended
	March 31,

	2002	2003

EMEA (Europe, Middle East & Africa)	27%	26%
Canada	4%	5%
APAC (Australia, Asia & Pacific Rim)	2%	4%
Total International (sales outside US)	33%	35%

     Most of the Company’s existing contracts are denominated in U.S. Dollars, thus foreign currency fluctuations have not significantly impacted the results of operations. Historically, foreign currency gains and losses have not been significant, and the Company has determined that foreign currency derivative products are not required to hedge the Company’s exposure.

     The Magnox project in the United Kingdom represented 16.2% and 11.2% of the Company’s total revenues for the three-month periods ended March 31, 2002 and 2003, respectively.

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

     Cost of revenues decreased 2.5% from $15.8 million in the three-month period ended March 31, 2002 to $15.4 million in the three- month period ended March 31, 2003. As a percentage of total revenue, cost of revenues was 48.7% and 56.6% for the three-month periods ended March 31, 2002 and 2003, respectively. The decrease in absolute dollars in cost of revenues was due to reduced staffing levels as a result of staffing reductions throughout 2002. The 7.9% increase in cost of revenues, as a percentage of total revenues, was due to lower revenues without a corresponding decrease in related costs.

     The cost of software licensing fees was $0.1 million and $0.2 million for the three-month periods ended March 31, 2002 and 2003, respectively. As a percentage of total revenue, cost of software licensing fees was 0.4% and 0.8% for the three-month periods ended March 31, 2002 and 2003, respectively. The increase in cost of revenues was due to a product mix in which license fees recognized in the three-month period ended March 31, 2003 were more dependent on third-party products than in the three-month period ended March 31, 2002.

     The cost of services revenue was $15.7 million and $15.2 million for the three-month periods ended March 31, 2002 and 2003, respectively. As a percentage of total revenue, cost of services revenues were 48.3% and 55.8% for the three-month periods ended March 31, 2002 and 2003, respectively. The increase in cost percentage in the three-month period ended March 31, 2003 was attributable to a lower level of new software licenses, which result in additional services revenue, and the inclusion of IUS services, the cost of which was $2.0 million for the three-month period ended March 31, 2003.

     Research and Development (R&D). Research and development expenses consist of personnel and related costs, computer processing costs and third-party consultant fees attributable to the development of new software application products and enhancements to existing products.

     Research and development expenses decreased 31.4% from $12.7 million in the three-month period ended March 31, 2002 to $8.7 million in the three-month period ended March 31, 2003, and represented 39.2% and 32.0%, respectively, of total revenues in those three-month periods. The reduction in research and development expense was a result of staffing reductions and capitalization of certain development costs of $0.4 million in the three-month period ended March 31, 2003. IUS research & development expenses of $0.7 million are included in the results for the three-month period ended March 31, 2003.

     Sales and Marketing. Sales and marketing expenses include personnel costs, sales commissions, and the costs of advertising, public relations and participation in industry conferences and trade shows.

     Sales and marketing expenses decreased 13.5% from $7.6 million in the three-month period ended March 31, 2002 to $6.5 million in the three-month period ended March 31, 2002. As a percentage of total revenues, sales and marketing expenses were 23.3% and

24.0% for the three-month periods ended March 31, 2002 and 2003, respectively. IUS sales and marketing expenses of $0.6 million are included in the results for the three-month period ended March 31, 2003.

     The decrease in sales and marketing expenses related to a continuing review and rationalization of ongoing sales and marketing investments in the Company’s vertical and geographic markets. This resulted in lower salaries and benefit costs from reductions in headcount and a more focused advertising and promotion program, which taken together resulted in lower expenses.

     General and Administrative. General and administrative expenses include the costs of finance, human resources and administrative operations. General and administrative expenses increased $1.1 million from $2.9 million in the three-month period ended March 31, 2002 to $4.0 million in the three-month period ended March 31, 2003. These expenses represented 9.0% and 14.5% of total revenues in those three-month periods, respectively. IUS general and administrative expenses of $0.5 million are included in the results for the three-month period ended March 31, 2003.

     The increase in general and administrative expenses in the three-month period ended March 31, 2003 resulted from higher legal and accounting expenses that resulted from the acquisition of IUS and the inclusion of IUS general and administrative expenses.

     Restructuring Expenses. The Company recorded $3.4 million and $2.2 million in restructuring charges in the three-month periods ended March 31, 2002 and 2003, respectively.

     The Company recorded restructuring expenses of approximately $3.4 million in the first quarter of 2002, related to the suspension of the MoD project and subsequent demobilization and reduction in workforce. A formal restructuring plan was approved by the Board of Directors in March 2002 and included approximately $947,000 for computer lease termination costs, approximately $728,000 of severance payments related to the elimination of 81 global positions, and approximately $1.7 million in lease termination costs associated with the closing of the Company’s Dallas office and reducing leased space in the Company’s Pittsburgh office.

     In the three-month period ended March 31, 2003, the Company recorded restructuring expenses of $2.2 million related to a further space consolidation in the Company’s San Francisco office. This consolidation made an additional floor available for sublease.

     In connection with the acquisition of IUS, Indus management formulated a plan to restructure pre-acquisition IUS through staffing reductions. In connection with this plan, the Company recorded a liability of $675,000 representing anticipated severance costs for approximately 50 employees of IUS in various job functions. The costs were recognized as a liability assumed in the purchase business combination. The liability will be paid entirely in cash, with the complete amount being paid in the fiscal year ending March 31, 2004. It is expected that annual savings aggregating in excess of $4.0 million will be realized as a result of these staffing reductions. As of March 31, 2003, no payments had been made in connection with these reductions.

     Through March 31, 2003, approximately $9.8 million of these costs have been paid. Of the balance remaining to be paid, $4.2 million was included in other current liabilities and $8.7 million in other non-current liabilities, all of which relates to anticipated costs associated with redundant office space in San Francisco, CA, Dallas, TX, and Pittsburgh, PA.

     Interest and Other Income and Interest Expense. Interest income is generated from the Company’s investments in marketable securities and interest-bearing cash and cash equivalents. Interest and other income decreased 83% from $500,000 in the three-month period ended March 31, 2002 to $86,000 in the three-month period ended March 31, 2003. The decrease in interest income is a result of a decrease in the average cash balances available for investment for the period.

     Interest expense is related to capital lease arrangements and debt financing used to fund the IUS acquisition on March 6, 2003. In connection with the acquisition of IUS, the Company executed a promissory note in the principal amount of $10 million in favor of SCT Financial Corporation, a subsidiary of Systems and Computer Technology Corporation. This note is due on September 5, 2003 and bears interest at 6% per year. The Company also issued 8% convertible notes which are due on December 5, 2003. As a result of this activity, interest expense increased from $54,000 for the three-month period ended March 31, 2002 to $136,000 for the three- month period ended March 31, 2003.

     Provision for Income Taxes. The provision for income taxes of $2,000 and $277,000 in the three-month periods ended March 31, 2002 and 2003, respectively, includes federal, state and foreign income taxes. As of March 31, 2003, the Company has net operating loss carryforwards, for tax purposes, of approximately $56.3 million, which, subject to certain limitations, may be used to offset future income through 2022. As of March 31, 2003, the Company had a net operating loss carryforward of approximately $6.5 million related to stock option deductions. The tax benefit for this carryforward will be directly allocated to contributed capital as realized.

     Financial Accounting Standards Board Statement No. 109 provides for the recognition of deferred tax assets if realization of the assets is more likely than not. Based upon the weight of available evidence, which includes historical supporting performance and the reported cumulative net losses for the most recent three years, the Company has provided a full valuation allowance against its net deferred tax asset at March 31, 2003.

     Net Income (Loss). The Company incurred net losses of $9.5 million and $9.9 million in the three-month periods ended March 31, 2002 and 2003, respectively. Included in the net loss for the three-month period ended March 31, 2003 is a net loss of $0.7 million incurred by IUS.

Year Ended December 31, 2000 Compared to the Year Ended December 31, 2001 and Compared to the Year Ended December 31, 2002

     Revenues. The Company’s revenues are derived from software licensing fees and from services, which include implementation and training services, customer funded development, hosting services, and support fees. Total revenue increased 20.8% from $145.7 million in 2000 to $176.0 million in 2001, before decreasing 33.4% to $117.2 million in 2002. The increase in total revenue from 2000 to 2001 was due to an increase in software license fees of $8.4 million and services of $21.9 million. Services growth was primarily attributable to the MoD project in the amount of $35.3 million, offset by a $6.6 million decline in revenue from the multi-year implementation contract with British Energy. The $58.8 million decrease in total revenue from 2001 to 2002 was primarily attributable to the suspension of the MoD project in the amount of $37.4 million, and the continuing wind down of the British Energy project of $4.7 million, along with a slow-down in the demand for services and lower software licensing fee revenue of $5.5 million due to weak capital spending in the markets that the Company serves.

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

	Years Ended
	December 31,

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

     Research and development expenses decreased 4.0% from $51.6 million in 2000 to $49.5 million in 2001, and decreased 7.6% to $45.7 million in 2002, and represented 35.4%, 28.1% and 39.0%, respectively, of total revenues in those years. The Company’s higher research and development expense levels in 2000 and 2001 reflect the Company’s investment in the Indus InSite Internet-based product. InSite development continued in 2002, but at a lower level, resulting in lower costs for the year.

     Through December 31, 2002, the Company expensed all software development costs as incurred since the time between development of a working model and release to the market has been insignificant.

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

     Through December 31, 2002, approximately $9.2 million of these costs have been paid. Of the balance remaining to be paid, $2.9 million was included in other current liabilities and $7.8 million in other non-current liabilities, all of which relates to anticipated costs associated with redundant office space in San Francisco, CA, Dallas, TX, and Pittsburgh, PA.

     Interest and Other Income and Interest Expense. Interest income is generated from the Company’s investments in marketable securities and interest-bearing cash and cash equivalents. Interest and other income decreased 35% from $3.7 million in 2000 to $2.4 million in 2001, and decreased 46% to $1.3 million in 2002. The year-over-year decrease in interest income in 2001 and 2002 is a result of lower interest rate environments in 2001 and 2002 and a decrease in the average cash balances available for investment for those years.

     Provision for Income Taxes. The income tax benefit of $6.7 million in 2000 relates to refundable federal income taxes previously paid as a result of net operating loss carrybacks. In 2002, U.S. federal income tax law changed to allow the carryback of losses for five years rather than two years under the prior law. As a result of this change, the Company recorded a 2002 income tax benefit of $4.7 million. The provision for income taxes of $36,000 in 2001 includes federal, state and foreign income taxes. As of December 31, 2002, the Company has net operating loss carryforwards, for tax purposes, of approximately $47.1 million, which, subject to certain limitations, may be used to offset future income through 2022. As of December 31, 2002, the Company had a net operating loss carryforward of approximately $5.8 million related to stock option deductions. The tax benefit for this carryforward will be directly allocated to stockholders’ equity as realized.

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

Liquidity and Capital Resources

     At March 31, 2003, the Company’s principal sources of liquidity consisted of approximately $32.7 million in cash and cash equivalents, $0.8 million in short-term marketable securities and $5.4 million in short and long-term restricted cash. The Company had a revolving bank line of credit of $15.0 million, which required a restricted compensating balance to be provided for any amounts borrowed against the facility. The revolving credit facility expired on May 31, 2003. The Company presently intends to enter into a new revolving credit facility.

     The Company maintained a standby letter of credit at March 31, 2003 in the amount of approximately $2.3 million. Subsequent to March 31, 2003, the Company entered into an additional letter of credit in the amount of $0.9 million. These letters of credit require the Company to maintain a corresponding compensating balance equal to the amount of the letters of credit.

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

     Cash used in operations was ($40,000) and ($2.4) million for the three-month periods ended March 31, 2002 and 2003, respectively. In the three-month period ended March 31, 2002, $14.7 million of cash generated from accounts receivable changes, primarily from improved collections, offset the cash used to finance the Company’s $9.5 million net loss for the period and other working capital usage. In the three-month period ended March 31, 2003, $7.1 million of cash generated from accounts receivable changes offset the cash used to finance the Company’s net loss and other working capital usage for the period.

     Cash provided by (used in) investing activities was $34.5 million, $6.7 million and ($9.7) million in 2000, 2001 and 2002, respectively. In 2002, the Company used net cash of $0.5 million from the sale/purchase of marketable securities. Capital expenditures were $4.0 million for 2002 and were made primarily to support the Company’s internal information systems. Restricted cash increased by $5.0 million during 2002, which was related to a $2.3 million compensating balance necessary to support the Company’s standby letter of credit held by its San Francisco office landlord, and a $2.9 million performance bond that was established in April 2002 for the Magnox project, which matures in July 2003.

     Cash provided by (used in) investing activities was $0.8 million and ($26.3) million for the three-month periods ended March 31, 2002 and 2003, respectively. In the three-month period ended March 31, 2002, capital expenditures of $0.8 million to support the Company’s internal information systems were offset by net cash of $1.7 million from the sale of the Company’s marketable securities. In the three-month period ended March 31, 2003, net cash paid for IUS acquisition of $29.0 million was offset by net cash of $3.4 million was generated by the sale of the Company’s marketable securities.

     Financing activities provided $9.0 million in 2000 and $2.1 million in 2001, due to the exercise of stock options and the sale of common stock under the employee stock purchase plan. Financing activities in 2002 resulted in a use of cash of $0.7 million, due to a $2.5 million repurchase of the Company’s stock, offset by $1.6 million generated from the exercise of employee stock options and stock purchases under the employee stock purchase plan. In April 2002, the Company entered into an agreement with Robert W. Felton, a founder of the Company and former Chief Executive Office and Chairman of the Board of Directors to purchase 500,000 shares of the Company’s common stock from Mr. Felton at a price of $5.00 per share, for an aggregate purchase price of $2.5 million. As part of this agreement, Mr. Felton agreed not to transfer or enter into any agreement to transfer the remainder of his shares of the Company’s common stock for a period of one year.

     Financing activities provided $1.0 million and $23.3 million for the three-month periods ended March 31, 2002 and 2003, respectively. Cash provided for the three-month period ended March 31, 2002 was generated from the exercise of employee stock options. For the three-month period ended March 31, 2003, the private placement of the Company’s stock (net of $0.8 million in expenses) and convertible debt of $23.4 million provided the cash related to financing activities.

     As of March 31, 2003, the Company’s primary commitments are its leased office space in Atlanta, Georgia; San Francisco, California; and Woking, England. The Company leases its office space under non-cancelable lease agreements that expire at various times through 2012. Net rent payable under these leases in fiscal year 2004 is anticipated to be $8.1 million.

     On March 5, 2003, the Company completed a private placement, selling 6,826,664 shares of its common stock at an aggregate purchase price of approximately $10.2 million and issuing its 8% Convertible Notes in an aggregate principal amount of approximately $14.5 million. The 8% Convertible Notes are due on December 5, 2003, are convertible into shares of common stock upon receipt of the requisite approval of the Company’s stockholders and, once approved, will automatically be converted at the rate of $1.50 per share into approximately 9.8 million shares of common stock, subject to adjustment as provided in the notes. The proceeds of this private placement were used to finance a portion of the purchase price for the Company’s acquisition of IUS.

     Also, in connection with the acquisition of IUS, the Company executed a promissory note in the principal amount of $10 million in favor of SCT Financial Corporation, a subsidiary of Systems and Computer Technology Corporation. This note is due on September

5, 2003 and bears interest at 6% per year. IUS is a guarantor of the note and this guaranty is secured by certain real property owned by IUS. The Company intends to repay the note to SCT Financial Corporation prior to its maturity with the proceeds of a third-party mortgage on the IUS real property or other financing transaction. The Company believes that the fair market value of the property is approximately $19.1 million. As a result of discussions with the commercial lenders, the Company expects that the proceeds of any financing transaction with respect to the property will be sufficient to repay in full the note to SCT Financial Corporation.

     The cost of the IUS acquisition approximated $35.8 million, which the Company financed with approximately $24.8 million from the private placement and the $10.0 million promissory note in favor of SCT Financial Corporation. The Company does not believe that the costs of transition of IUS will have a material effect on the Company’s liquidity in the current fiscal year.

     Except as discussed in this MD&A and for operating/capital leases, the Company has no guarantees of debt or similar capital commitments to third parties, written options on non-financial assets, standby repurchase agreements, or other commercial commitments. The Company does not anticipate any material capital expenditures for the next 12 months.

     Funding for the IUS acquisition was obtained by the issuance of an additional 6.8 million shares of the Company’s common stock, increasing common shares outstanding, which resulted in a lower per-share loss for the three-month period ended March 31, 2003 than would have been reported had the additional shares not been issued. This stock issuance resulted in corresponding increases in common stock and additional paid-in-capital on the Company’s balance sheet and had no impact on the Company’s statements of operations for the three-month period.

     The Company believes that its existing cash, cash equivalents and marketable securities, together with anticipated cash flows from operations, will be sufficient to meet its cash requirements for at least the next 12 months. However, if the stockholders do not approve the issuance of the shares upon conversion of the convertible notes, the Company will have to pay an aggregate of $14.5 million to holders of the convertible notes. Moreover, if management is not successful in completing the refinancing of the note to SCT Financial Corporation, the Company will have to pay $10 million to SCT Financial Corporation upon maturity of the note on September 5, 2003. Such occurrences could result in a material adverse effect on the Company’s financial condition.

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

     Item 7A. Quantitative and Qualitative Disclosures About Market Risks

     The Company’s cash flow can be exposed to market risks primarily in the form of changes in interest rates in its short-term borrowings available under its revolving bank line of credit as well as its investments in certain available-for-sale securities. The Company’s cash management and investment policies restrict investments to highly liquid, low risk debt instruments. The Company currently does not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move (decrease in) interest rates along the entire interest rate yield curve would adversely affect the net fair value of all interest sensitive financial instruments by approximately $0.3 million at March 31, 2003.

     We provide our services to customers primarily in the United States and, to some extent, in Europe, Asia Pacific and elsewhere throughout the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Sales are primarily made in U.S. Dollars; however, as we continue to expand our operations, more of our contracts may be denominated in Australian Dollars, British Pounds, Euros and Japanese Yen. A strengthening of the U.S. Dollar could make our products less competitive in foreign markets. A hypothetical 5% unfavorable foreign currency exchange move versus the U.S. Dollar, across all foreign currencies, would adversely affect the net fair value of foreign denominated cash, cash equivalent and investment financial instruments by approximately $1.1 million at March 31, 2003.

Item 8. Financial Statements and Supplementary Data

INDUS INTERNATIONAL, INC.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Indus International, Inc.

     We have audited the accompanying consolidated balance sheets of Indus International, Inc. as of December 31, 2001, 2002, and March 31, 2003 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002, and for the three months ended March 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Indus International, Inc. as of December 31, 2001, 2002, and March 31, 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, and for the three months ended March 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Atlanta, Georgia
May 13, 2003

INDUS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,	December 31,	March 31,
	2001	2002	2003

ASSETS
Current assets:
Cash and cash equivalents	$59,901	$37,527	$32,667
Marketable securities	1,757	2,171	757
Restricted cash, current	—	2,883	2,834
Billed accounts receivable, net of allowance for doubtful accounts of $5,713, $3,445 and $4,375 at December 31, 2001, December 31, 2002 and March 31, 2003, respectively	31,337	22,387	26,301
Unbilled accounts receivable	14,666	3,411	12,841
Income tax receivable	1,592	5,300	5,226
Other current assets	5,283	3,680	8,634

Total current assets	114,536	77,359	89,260
Property and equipment, net	21,877	17,471	38,088
Acquired intangible assets	68	45	13,258
Investment and other assets	2,686	5,515	3,904

Total assets	$139,167	$100,390	$144,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$—	$24,516
Accounts payable	6,190	5,207	5,102
Income tax payable	1,961	4,770	5,038
Other accrued liabilities	23,018	15,807	20,568
Current portion of obligations under capital leases	4	266	274
Deferred revenue	39,970	36,916	50,604

Total current liabilities	71,143	62,966	106,102
Obligations under capital leases and other liabilities	7,078	9,148	9,974
Commitments and contingencies	—	—	—
Stockholders’ equity:
Preferred stock, $.001 par value
Shares authorized: 10 million; shares issued: none	—	—	—
Common stock, $.001 par value
Shares authorized: 100 million
Shares issued: December 31, 2001 - 35,210,251
Shares issued: December 31, 2002 - 35,237,403
Shares issued: March 31, 2003 - 42,065,530	35	36	42
Additional paid-in capital	123,671	125,608	135,279
Treasury stock
Shares: December 31, 2001 - 435,500
Shares: December 31, 2002 - 935,500
Shares: March 31, 2003 - 935,500	(2,181)	(4,681)	(4,681)
Note receivable from stockholder	(55)	—	—
Deferred compensation	(157)	(104)	(79)
Accumulated deficit	(58,287)	(92,050)	(101,943)
Accumulated other comprehensive loss	(2,080)	(533)	(184)

Total stockholders’ equity	60,946	28,276	28,434

Total liabilities and stockholders’ equity	$139,167	$100,390	$144,510

See accompanying notes.

INDUS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Fiscal Years Ended			Three Months Ended
	December 31,			March 31,

	2000	2001	2002	2002	2003

				(unaudited)
Revenues:
Software licensing fees	$12,622	$21,005	$15,527	$4,428	$2,637
Services, maintenance and other	133,067	155,009	101,638	28,015	24,597

Total revenues	145,689	176,014	117,165	32,443	27,234
Cost of revenues:
Software licensing fees (including $6,838 writedown of third party software in 2000)	9,579	1,378	2,997	114	226
Services, maintenance and other	81,301	79,738	55,987	15,686	15,183

Total cost of revenues	90,880	81,116	58,984	15,800	15,409

	54,809	94,898	58,181	16,643	11,825

Operating expenses:
Research and development	51,607	49,522	45,745	12,708	8,717
Sales and marketing	49,348	30,242	29,942	7,565	6,549
General and administrative	20,944	17,398	13,305	2,926	3,959
Restructuring expenses	2,063	10,188	8,199	3,396	2,166

Total operating expenses	123,962	107,350	97,191	26,595	21,391

Loss from operations	(69,153)	(12,452)	(39,010)	(9,952)	(9,566)
Interest and other income	3,784	2,454	1,362	500	86
Interest expense	(72)	(42)	(59)	(54)	(136)

Loss before income taxes	(65,441)	(10,040)	(37,707)	(9,506)	(9,616)
Provision (benefit) for income taxes	(6,666)	36	(3,944)	2	277

Net loss	$(58,775)	$(10,076)	$(33,763)	$(9,508)	$(9,893)

Net loss per share:
Basic	$(1.72)	$(0.29)	$(0.96)	$(0.27)	$(0.27)

Diluted	$(1.72)	$(0.29)	$(0.96)	$(0.27)	$(0.27)

Shares used in computing per share data:
Basic	34,248	34,857	35,237	35,359	37,210

Diluted	34,248	34,857	35,237	35,359	37,210

See accompanying notes.

INDUS INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

					Deferred	Retained	Accumulated
					Compen-	Earnings	Other	Total
	Common Stock		Add’l	Trea-	sation	(Accumu-	Compre-	Stock-
			Paid-In	sury	&	lated	hensive	holders’
	Shares	$ Amt	Capital	Stock	Other	Deficit)	Loss	Equity

Balance at December 31, 1999	32,992	$33	$112,473	$(2,181)	$(700)	$10,564	$(1,837)	$118,352
Exercise of stock options	1,485	2	7,899	—	—	—	—	7,901
Sale of common stock under ESPP	218	—	941	—	—	—	—	941
Notes receivable from stockholder	—	—	—	—	524	—	—	524
Deferred stock compensation	—	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	48	—	—	48
Comprehensive loss:
Net loss	—	—	—	—	—	(58,775)	—	(58,775)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	(34)	(34)

Total comprehensive income								(58,809)

Balance at December 31, 2000	34,695	$35	$121,313	$(2,181)	$(128)	$(48,211)	$(1,871)	$68,957
Exercise of stock options	276	—	1,330	—	—	—	—	1,330
Sale of common stock under ESPP	240	—	894	—	—	—	—	894
Notes receivable from stockholder	—	—	—	—	(31)	—	—	(31)
Deferred stock compensation	—	—	134	—	(134)	—	—	—
Amortization of deferred compensation	—	—	—	—	81	—	—	81
Comprehensive loss:
Net loss	—	—	—	—	—	(10,076)	—	(10,076)
Unrealized gain on marketable securities	—	—	—	—	—	—	42	42
Foreign currency translation	—	—	—	—	—	—	(251)	(251)

Total comprehensive income								(10,285)

Balance at December 31, 2001	35,211	$35	$123,671	$(2,181)	$(212)	$(58,287)	$(2,080)	$60,946
Exercise of stock options	291	1	1,041	—	—	—	—	1,042
Sale of common stock under ESPP	168	—	459	—	—	—	—	459
Notes receivable from stockholder	—	—	—	—	55	—	—	55
Warrant exercise	68	—	198					198
Benefit from Carryback of Net Operating Loss	—	—	182	—	—	—	—	182
Purchase of treasury stock	(500)	—	—	(2,500)	—	—	—	(2,500)
Amortization of deferred compensation	—	—	57	—	53	—	—	110
Comprehensive loss:
Net loss	—	—	—	—	—	(33,763)	—	(33,763)
Unrealized gain on marketable securities	—	—	—	—	—	—	27	27
Foreign currency translation	—	—	—	—	—	—	1,520	1,520

Total comprehensive income								(32,216)

Balance at December 31, 2002	35,238	$36	$125,608	$(4,681)	$(104)	$(92,050)	$(533)	$28,276
Exercise of stock options	1	—	2	—	—	—	—	2
Issuance of common stock in private placement transaction	6,827	6	9,669	—	—	—	—	9,675
Amortization of deferred compensation	—	—	—	—	25	—	—	25
Comprehensive loss:
Net loss	—	—	—	—	—	(9,893)	—	(9,893)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	349	349

Total comprehensive income								(9,544)

Balance at March 31, 2003	42,066	$42	$135,279	$(4,681)	$(79)	$(101,943)	$(184)	$28,434

See accompanying notes.

INDUS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

				Three Months Ended
	Years Ended December 31,			March 31,

	2000	2001	2002	2002	2003

				(unaudited)
Cash flows from operating activities:
Net loss	$(58,775)	$(10,076)	$(33,763)	$(9,508)	$(9,893)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,472	8,067	8,541	1,991	2,332
Provision for doubtful accounts	1,388	333	(2,267)	(1,984)	(336)
Amortization of deferred compensation	48	81	53	18	25
(Gain) loss on sale of fixed assets	—	95	205	(45)	84
Changes in operating assets and liabilities:
Billed accounts receivable	209	2,165	11,217	14,749	7,055
Unbilled accounts receivable	696	(1,627)	11,255	5,267	(4,279)
Income tax receivable	(5,983)	4,553	(3,693)	(912)	60
Other current assets	(399)	1,491	1,587	(2,975)	(670)
Other assets	1,597	2,427	(405)	125	(290)
Accounts payable	335	323	(984)	14	(298)
Deferred income taxes	9,512	—	—	—	—
Income taxes payable	—	1,747	2,788	1,334	286
Other accrued liabilities	4,391	3,133	(5,244)	(5,025)	1,143
Deferred revenue	16,822	1,381	(3,055)	(3,089)	2,362
Other	(642)	(214)	255	—	—

Net cash provided by (used in) operating activities	(22,329)	13,879	(13,510)	(40)	(2,419)

Cash flows from investing activities:
Purchase of marketable securities	(361,567)	(52,041)	(52,953)	(3,387)	(8,993)
Sale of marketable securities	408,422	66,192	52,399	5,056	12,411
Increase in restricted cash	—	—	(5,159)	—	(6)
Acquisition of business	—	—	—	—	(29,020)
Acquisition of property and equipment	(12,346)	(7,467)	(3,994)	(853)	(667)

Net cash provided by (used in) investing activities	34,509	6,684	(9,707)	816	(26,275)

Cash flows from financing activities:
Net repayment of capital leases/notes payable	(322)	(139)	(170)	(2)	(64)
Proceeds from issuance of convertible notes, net of issuance costs	—	—	—	—	13,716
Proceeds from issuance of common stock, net of issuance costs	8,842	2,224	1,938	976	9,677
Changes in stockholder receivables	524	(31)	55	39	—
Purchase of treasury stock	—	—	(2,500)	—	—

Net cash provided by (used in) financing activities	9,044	2,054	(677)	1,013	23,329

Effect of exchange rate differences on cash	(34)	(251)	1,520	(628)	505
Net increase/(decrease) in cash and cash equivalents	21,190	22,366	(22,374)	1,161	(4,860)
Cash and cash equivalents at beginning of period	16,345	37,535	59,901	59,901	37,527

Cash and cash equivalents at end of period	$37,535	$59,901	$37,527	$61,062	$32,667

Supplemental disclosures of cash flow information:
Interest paid	$72	$42	$59	$7	$10

Income taxes paid	$729	$1,631	$315	$32	$81

Income tax refunds	$9,262	$8,021	$3,703	$659	$—

Supplemental noncash financing activities:
Acquisition of business:
Fair value of assets acquired	$—	$—	$—	$—	$51,462
Fair value of liabilities assumed*	—	—	—	—	(25,697)

Net assets acquired	—	—	—	—	25,765

Due from seller	—	—	—	—	3,255

Net acquisition-related cash paid	$—	$—	$—	$—	$29,020

*	Includes obligation to seller of $10.0 million

See accompanying notes.

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(information as of March 31, 2002 is unaudited)

1.       Nature of Business and Significant Accounting Policies

      Organization and Business

      Business

      Indus International, Inc. (the “Company”) is a multi-product company that develops, markets, implements and supports integrated Enterprise Asset Management (“EAM”) and Supply Chain software and service products for capital-intensive industries worldwide. The Company’s software and service products help customers maximize return on assets and improve efficiencies in core business functions in the utilities, oil and gas, defense, pulp and paper, metals and mining and process industries worldwide. In March 2003, the Company acquired Indus Utility Systems, Inc. (“IUS”) (formerly known as SCT Utility Systems, Inc.) and related operations. IUS develops, markets, implements and supports customer information systems (“CIS”), complex billing and customer relationship management (“CRM”) software to a broad spectrum of utilities, primarily in the United States.

      Significant Customers

      In 2001, Magnox Electric plc (“Magnox”) selected the Company to provide work management and compliance system software for eight nuclear stations. The Company is providing a total business solution, including the PassPort product suite, implementation services, and five years of application hosting via Indus’ web hosting services. Magnox is a wholly-owned subsidiary of British Nuclear Fuels Ltd (“BNFL”), operating BNFL’s nuclear power stations. The Magnox contract represented 3.8% and 12.6% of the Company’s revenue for the years ended December 31, 2001 and 2002, respectively, and 16.2% and 11.2% of the Company’s revenue for the three-month periods ended March 31, 2002 and 2003, respectively. In 2001, the United Kingdom’s Ministry of Defense (“MoD”) selected the Company as the application provider for logistics and asset management. The MoD project represented 23.3% of total revenues for 2001. The MoD suspended this project indefinitely in the first quarter of 2002 and, as a result, revenues from the project during 2002 were insignificant. Another customer accounted for 12.2% of the Company’s total revenues in 2000.

      Significant Accounting Policies

      Basis of Presentation

      The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current presentation.

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

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Revenue from maintenance and support services is recognized ratably over the term of the support contract, typically one year.

      Revenue from web hosting (also referred to as “application service provider” or “ASP”) services is recognized based upon contractually agreed upon rates per user or service, over a contractually defined time period. Under some web hosting arrangements, customers have a license to the software and are entitled to take possession of the software at any time during the hosting period, while other customers are only entitled to use the software through the hosting arrangement. For arrangements in which the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty, the Company recognizes revenue under the accounting policies disclosed in its revenue recognition accounting policy for software arrangements.

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

      Deferred revenue represents fees for services and products that have not yet met the criteria to be recognized as revenue. At March 31, 2003, the balance of $50.6 million was comprised of $33.6 million of deferred maintenance, support and services revenue and $17.0 million of deferred license revenue.

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

      The Company added to its allowance for doubtful accounts approximately $3.1 million in 2000, $3.4 million in 2001, reversed approximately $807,000 in 2002, and added approximately $1.0 million for the three-month period ended March 31, 2003. The changes were based on an evaluation of specific accounts and aging categories. Total write-offs of uncollectible amounts were $1.7 million in 2000, $3.1 million in 2001, $1.5 million in 2002 and $0.1 million for the three months ended March 31, 2003. The write-offs in 2001 were not attributable to any major accounts, but were a result of the write-off of many older items which had been previously reserved.

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      One customer (Magnox) represented 16.2% and 11.2% of total revenue for the three-month periods ended March 31, 2002 and 2003, respectively. This same customer represented 12.6% of total revenues for 2002 and 10.7% of total billed and unbilled accounts receivable at December 31, 2002. One customer (MoD) represented 23.3% of total revenues for 2001 and 17.2% of total billed and unbilled accounts receivable at December 31, 2001. Another customer accounted for 12.2% of the Company’s total revenues in 2000.

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

      Restricted Cash

      Restricted cash of approximately $5.4 million includes $2.8 million in other current assets and $2.6 million in other non-current assets. The $2.8 million restricted cash in other current assets is a $2.8 million performance bond denominated in British pounds (GBP 1.8 million) maturing in July 2003, which was established in April 2002 for the Magnox project. The $2.6 million in non-current assets is comprised of a $2.3 million compensating balance arrangement to support a standby letter of credit for the same amount, held by the Company’s San Francisco office landlord, and a $0.3 million certificate of deposit used as security for a letter of credit.

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

      In the three-month period ended March 31, 2003, the Company capitalized certain development costs of $0.4 million related to the internationalization of its products to Asian markets. All other software development costs incurred during that period were charged to research and development expense.

      Internal-Use Software

      SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, requires that entities capitalize certain costs related to internal use software once certain criteria have been met. Capitalized internal-use software development costs associated with the Company’s information systems are included in property and equipment and are depreciated on a straight-line

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

basis over three year periods. Depreciation expense recorded for the three months ended March 31, 2002 and March 31, 2003 was approximately $501,000 and $643,000, respectively, and for the years ended December 31, 2000, 2001 and 2002 was approximately $1.1 million, $1.8 million and $2.4 million, respectively. (Capitalized costs represent external software and implementation services purchases).

      Acquisition-Related Intangible assets

      Acquisition-related intangible assets are stated at cost less accumulated amortization. The intangible assets include values for developed technology, customer base, contracts and trade names. These intangible assets are being amortized on a straight-line basis over a period of two to fifteen years. Total amortization expense for intangible assets was $152,000 for the three-month period ended March 31, 2003 and is included in operating expense in the accompanying Consolidated Statements of Operations.

      Acquisition-related intangible assets consist of the following (in thousands):

March 31,
2003

Acquired trademarks	$730
Acquired technology	2,400
Acquired contracts and customer base	9,810

Total acquired intangible assets	12,940
Less accumulated amortization	(152)

Net intangible assets	$12,788

      The weighted-average amortization period for these intangible assets is approximately eleven years. Trademarks and technology have weighted-average amortization periods of five years and contracts and customer base has a weighted-average amortization period of thirteen years. The Company expects amortization expense for the next five years to be as follows based on intangible assets as of March 31, 2003 (in thousands):

2004	1,780
2005	1,740
2006	1,200
2007	1,200
2008	1,159

7,079

      Goodwill and Impairment

      In the first quarter of 2002 the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill, which represents the excess of purchase price over fair value of net assets acquired, is no longer subject to amortization; instead it will be subject to new impairment testing criteria. The Company evaluates the carrying value of goodwill as of March 31 and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the asset below its carrying amount. The Company has recorded goodwill of $0.4 million associated with the acquisition of IUS on March 5, 2003 and has recorded no impairment losses during the three-month period ended March 31, 2003. This goodwill is included in Acquired Intangible Assets in the Consolidated Balance Sheet at March 31, 2003.

      Notes Payable

      Notes payable represents short-term borrowings. The Company includes in notes payable only those principal balances which are to be paid within the subsequent twelve-month period. The notes payable balance at March 31, 2003 includes a $10.0 million 6% promissory note to SCT Financial Corporation secured by IUS real property, due September 5, 2003, and $14.5 million in 8% convertible notes due December 5, 2003 that are convertible to shares of the Company’s common stock upon shareholder approval. The 8% convertible notes will be converted into common shares of the Company’s stock automatically upon approval of the issuance of new shares from shareholders.

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Advertising Costs

      Advertising costs are charged to expense in the period the costs are incurred. Advertising expense was approximately $198,000 and $47,000 for the three months ended March 31, 2002 and 2003, respectively, and was approximately $920,000, $214,000 and $846,000 for years ended December 31, 2000, 2001 and 2002, respectively, and are included in Sales and Marketing in the accompanying Consolidated Statements of Operations.

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

      Per Share Data

      Basic earnings per share is calculated using the weighted average common shares outstanding during the periods. Common equivalent shares from stock options, warrants and convertible notes using the treasury stock method or the if-converted method, have been excluded from the diluted per share calculations because the effect of inclusion would be antidilutive.

      The components of basic and diluted earnings per share were as follows (in thousands, except per share amounts):

	Fiscal Years Ended			Three Months Ended
	December 31,			March 31,

	2000	2001	2002	2002	2003

				(unaudited)
Net loss	$(58,775)	$(10,076)	$(33,763)	$(9,508)	$(9,893)

Weighted average shares of common stock outstanding	34,248	34,857	35,237	35,359	37,210

Basic net loss per share	$(1.72)	$(0.29)	$(0.96)	$(0.27)	$(0.27)

Calculation of shares outstanding for computing diluted net loss per share:
Shares used in computing basic net loss per share	34,248	34,857	35,237	35,359	37,210
Shares to reflect the effect of the assumed exercise of:
Employee stock options	—	—	—	—	—
Warrants	—	—	—	—	—
Convertible Notes	—	—	—	—	—

Shares used in computing diluted net loss per share	34,248	34,857	35,237	35,359	37,210

Diluted net loss per share	$(1.72)	$(0.29)	$(0.96)	$(0.27)	$(0.27)

      The Company has excluded all outstanding stock options, warrants and convertible notes to purchase common stock from the calculation of diluted net loss per share because all securities are antidilutive for all periods presented. As of December 31, 2000, 2001 and 2002, and March 31, 2002 and 2003, stock options, warrants and convertible notes to purchase common stock in the amount of 9,257,103, 8,946,531, 9,772,963, 8,888,239 and 19,908,179 were outstanding. The 8% Convertible Notes which are convertible

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

into approximately 9.7 million shares of common stock upon receipt of the requisite approval of the Company’s stockholders were outstanding at March 31, 2003. See Notes 7 and 8 for further information on those securities.

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

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information net loss including pro forma compensation expense, net of tax for the three months ended March 31, 2002 and 2003, and for the years ended December 31, 2000, 2001 and 2002, respectively, is as follows (in thousands except per share amounts):

	Fiscal Years Ended			Three Months Ended
	December 31,			March 31,

	2000	2001	2002	2002	2003

				(unaudited)
Net loss as reported	$(58,775)	$(10,076)	$(33,763)	$(9,508)	$(9,893)
Add: Total stock-based compensation expense determined under the intrinsic value method	$48	$81	$53	$18	$25
Deduct: Total stock-based compensation expense determined under fair-value based method for all awards	$(12,483)	$(8,743)	$(4,809)	$(1,552)	$(1,509)

Pro forma net loss	$(71,210)	$(18,738)	$(38,519)	$(11,042)	$(11,377)

Loss per share:
Basic:
As reported	$(1.72)	$(0.29)	$(0.96)	$(0.27)	$(0.27)

Pro forma	$(2.08)	$(0.54)	$(1.09)	$(0.31)	$(0.31)

Diluted:
As reported	$(1.72)	$(0.29)	$(0.96)	$(0.27)	$(0.27)

Pro forma	$(2.08)	$(0.54)	$(1.09)	$(0.31)	$(0.31)

Shares used in computing per share data
Basic	34,248	34,857	35,237	35,359	37,210

Diluted	34,248	34,857	35,237	35,359	37,210

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The weighted average fair value of options granted under all plans was $4.91 and $1.43 for the three months ended March 31, 2002 and 2003, respectively; and $4.34, $3.91 and $2.22 for years ended December 31, 2000, 2001 and 2002, respectively.

      Recent Accounting Pronouncements

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities, including a definition of Restructuring, and nullifies EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The effective date of SFAS No. 146 is January 1, 2003, with early application encouraged. The Company adopted SFAS No. 146 on January 1, 2003, and its adoption did not have a significant impact on its financial statements.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition to Statement 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based compensation, regardless of whether the Company accounts for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 148’s amendment of the transition and annual disclosure requirements of SFAS No. 123 are effective for fiscal years ending after December 15, 2002 and were adopted on January 1, 2003. The Company accounts for stock-based compensation using the intrinsic value method prescribed in APB No. 25 and related interpretations. Management has not yet evaluated the alternative transition methods if the Company were to adopt the fair value provisions of SFAS No. 123 under this new standard.

      On November 25, 2002, the FASB issued Interpretation No. 45, or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others”, and Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies”, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. The Company adopted FIN 45 on January 1, 2003 and there was no financial impact associated with the adoption.

      In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities”. FIN 46 provides guidance for companies having ownership of variable interest entities, typically referred to as special purpose entities, in determining whether to consolidate such variable interest entities. FIN 46 has immediate applicability for variable interest entities created after January 31, 2003 or interests in variable interest entities obtained after that date. For interests in variable interest entities obtained prior to February 1, 2003, FIN 46 becomes effective on July 1, 2003. The Company does not believe the adoption will have a significant effect on its consolidated financial position or results of operations.

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

      The following is a summary of marketable securities, all of which are available-for-sale (in thousands):

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,		March 31,
	2001	2002	2003

Money market funds	$131	$401	$403
Government agency notes	1,601	2,206	202
Commercial paper and corporate notes	2,109	6,364	451
Auction rate notes	1,175	—	—

	$5,016	$8,971	$1,056

Included in:
Cash and cash equivalents	$1,397	$4,797	$299
Marketable securities	1,757	2,171	757
Investments and other assets	1,862	2,003	—

	$5,016	$8,971	$1,056

      Maturities of investment securities classified as available-for-sale at March 31, 2003 by contractual maturity are shown below (in thousands):

Due within one year	$1,056

$1,056

      At December 31, 2001, 2002 and March 31, 2003, the gross amortized cost of marketable securities approximates the estimated fair value. There have been no significant realized gains or losses on sales of marketable securities.

3.       Property and Equipment

      Property and equipment is recorded at cost and consists of the following (in thousands):

	December 31,		March 31,

	2001	2002	2003

Land and buildings	$—	$—	$19,125
Furniture and fixtures	6,465	6,380	7,164
Office equipment	38,993	40,828	41,909
Leasehold improvements	3,847	4,323	4,141
Internal-use software	12,408	13,605	14,057

	61,713	65,136	86,396
Less accumulated depreciation and amortization	39,836	47,665	48,308

	$21,877	$17,471	$38,088

      Depreciation and amortization expense, totaled $2.0 million and $2.3 million for the three months ended March 31, 2002 and 2003 respectively, and totaled $7.0 million, $8.0 million and $8.5 million for the years ended December 31, 2000, 2001 and 2002, respectively.

4.       Other Accrued Liabilities

      Other accrued liabilities consist of the following (in thousands):

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,		March 31,

	2001	2002	2003

Accrued commissions	$1,476	$635	$264
Accrued payroll and related expenses	6,866	4,382	5,494
Accrued taxes payable	5,359	1,849	2,765
Accrued restructuring expenses	1,628	2,887	4,209
Accrued project reserves	1,444	580	807
Accrued legal and accounting expenses	1,674	1,116	1,953
Other	4,571	4,358	5,076

	$23,018	$15,807	$20,568

5.       Lines of Credit

      The Company has a revolving bank line of credit in the amount of $15.0 million, which expires on May 31, 2003. During the first quarter of 2002, the Company generated a net loss of $9.5 million. This loss triggered a default of the profitability and minimum tangible net worth covenants within the Company’s revolving bank line of credit. This default required the Company to establish and maintain a restricted compensating balance with the lender, California Bank and Trust, equal to all outstanding credit line and letter of credit usage. On April 1, 2002, the Company established a restricted, interest bearing, compensating balance account for $2.3 million, to support a standby letter of credit for the same amount, held by the Company’s San Francisco office landlord. No other usage of the line of credit is anticipated and the Company intends to maintain the restricted compensating balance for as long as required.

      Except as previously discussed, there were no other borrowings outstanding under this line of credit at December 31, 2001, 2002 and March 31, 2003. The line of credit agreement contains certain affirmative and negative covenants. The Company was either in compliance with or had received waivers for each of the financial covenants at December 31, 2001, 2002 and March 31, 2003. The lender has provided the Company with waivers of the covenant defaults for the first quarter of 2002, and each quarter thereafter, up to and including the quarter ending March 31, 2003 (the line of credit expires on May 31, 2003), if the Company maintains the required compensating balance. The Company is not in reliance on the line of credit, except for the $2.3 million standby letter of credit.

6.       Commitments

      The Company leases its office facilities under various operating lease agreements. The leases require monthly rental payments in varying amounts through 2012. These leases also require the Company to pay property taxes, normal maintenance and insurance on the leased facilities.

      Total rental expense under these leases was approximately $1.7 million and $1.5 million for the three months ended March 31, 2002 and 2003, respectively, and approximately $8.1 million, $7.0 million and $6.6 million for the years ended December 31, 2000, 2001 and 2002, respectively. Future minimum lease payments under all non-cancelable leases are as follows (in thousands):

	Operating	Capital
Years Ending March 31,	Leases	Leases

2004	$9,807	$295
2005	9,113	55
2006	7,503	—
2007	6,566	—
2008	6,511	—
Thereafter	8,572	—

Total minimum payments required	$48,072	$350

Less amounts representing interest		(24)

Present value of minimum lease payments		$326
Less current portion		(274)

Obligations under capital leases, long-term		$52

      At December 31, 2001, 2002 and March 31, 2003, the Company had capital lease obligations of approximately $4,000, $390,000 and $326,000, respectively. Equipment leased under capital leases is included in property and equipment. Equipment under capital

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

leases was approximately $4.1 million at December 31, 2001 and $4.6 million at both December 31, 2002 and March 31, 2003, with accumulated depreciation of $4.1 million, $4.1 million and $4.2 million, respectively.

      As of March 31, 2003, the Company has subleased 43,981 square feet related to excess office space in its San Francisco location and 3,570 square feet in its Pittsburgh location, and has available for sublease 54,153 square feet in San Francisco, Pittsburgh, Dallas and Irvine. Future reduction in rent anticipated from existing subleases is shown in the below chart (in thousands):

Sub Lease
Years Ending March 31,	Income

2004	$1,006
2005	1,049
2006	1,041
2007	1,014
2008	1,014
Thereafter	169

Total sublease income under current contracts	$5,293

      The Company has a commitment to purchase development services expertise in the form of labor hours, which the business is utilizing in its development efforts. The purchase commitment extends through December 22, 2007. During the remainder of the term of the commitment, the business will purchase approximately $3.2 million of labor hours at agreed upon labor rates, which approximate the Company’s fully absorbed labor rates.

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

      In July 1999, the Company’s Board of Directors approved a stock repurchase program for up to 2,000,000 shares of the Company’s outstanding common stock. The Company is authorized to use available cash to buy back its shares in open market transactions from time to time, subject to price and market conditions. As of March 31, 2003, the Company held, as treasury stock, 435,500 shares that had been repurchased at a cost of approximately $2.2 million under the program.

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

      On March 5, 2003, the Company completed a private placement offering to purchasers of approximately 6.8 million shares of the Company’s common stock, par value $0.001 (the “Shares”), at a purchase price of $1.50 per share, or a total of approximately $10.2 million, and approximately $14.5 million of the Company’s 8% convertible notes due December 5, 2003 in order to fund the IUS acquisition. The convertible notes are convertible into shares of common stock at face value plus accrued interest only upon receipt of the requisite approval by the Company’s stockholders, and, upon approval, will automatically be converted at the same price per share as the Shares, subject to certain adjustments. While the number of shares to be issued in exchange for the convertible notes is dependent upon the timing of stockholder approval, due to accrued interest being a part of the consideration, the Company estimates that between 9.8 million and 10.0 million additional shares will be issued.

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At March 31, 2003, the Company had 329,219 outstanding warrants to purchase an equal number of shares of the Company’s common stock at an exercise price of $2.58 per share. These stock purchase warrants can be exercised at any time from June 20, 1994 to and including June 20, 2004. The warrant agreement provides that the exercise price and the number of shares purchasable shall be adjusted according to the formula set forth in the warrant agreement if the Company issues shares of its common stock at a purchase price that is less than the warrant exercise price. The outstanding warrants and warrant exercise price have been adjusted based on the provisions in the warrant agreement due to the private placement offering of 6.8 million shares at $1.50 per share on March 5, 2003. At such time as the 8% convertible notes convert into common stock, the warrant exercise price and the number of shares will again be adjusted in accordance with the warrant agreement. The size of the adjustments will depend on the date of the conversion because accrued interest under the notes also converts into common stock.

      Related parties, consisting of the Company’s Chairman and CEO and certain principal stockholders, purchased 11% and 38% of the common stock and convertible notes, respectively. The Company believes that these transactions were carried out at an arm’s-length basis, given the fact that a majority of the purchasers of these securities were unrelated third parties.

8.       Stock Plans

      Stock Option and Benefit Plans

      The Company has three stock option plans under which employees, directors and consultants may be granted rights to purchase common stock.

      1997 Stock Plan

      The 1997 Stock Plan provides for the grant of incentive or non-statutory stock options to employees, including officers and directors, and non-statutory options only to consultants of the Company. A total of 12,500,000 shares have been reserved for issuance under the Stock Plan. The incentive stock options will be granted at not less than fair market value of the stock on the date of grant. The options generally vest over one to four years and have a maximum term of ten years.

      1997 Director’s Option Plan

      Each director who is not an employee of the Company is automatically granted a non-statutory stock option to purchase 50,000 shares of common stock of the Company (the “First Option”) on the date such person becomes a director or, if later, on the effective date of the 1997 Director’s Option Plan (the “Director Option Plan”). Thereafter, each such person will automatically be granted an option to acquire 17,500 shares of the Company’s common stock (the “Subsequent Option”) upon such outside director’s re-election at each Annual Meeting of Stockholders, provided that on such date such person has served on the Board of Directors for at least six months. A total of 700,000 shares have been reserved for issuance under the Director Option Plan. Each option granted under the Director’s Option Plan will become exercisable as to 25% of the shares subject on each anniversary date of the option grant.

      1998 Indus International, Inc. Company Share Option Plan

      The 1998 Indus International, Inc. Company Share Option Plan (the “UK Stock Plan”) provides for the grant of stock options to employees of Indus International, Ltd. (a UK foreign subsidiary of the Company). A total of 500,000 shares of the Company’s common stock have been reserved for issuance under the Stock Plan. Options were granted in the amounts of 135,235 in 2000 and 69,250 in 2001; there were no options granted in 2002 and 2003. Options of 37,625 in 2000, 50,050 in 2001, 43,930 in 2002, and 4,500 in 2003 were cancelled or expired. A total of 40,100 options have been exercised to date. The stock options will be granted at not less than fair market value of the stock on the date of grant. The options generally vest over one to three years and have a maximum term of three years.

      Combined activity under all of the Company’s stock option plans was as follows:

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Options Outstanding
	Shares
	Available		Weighted-
	for		Average
	Grant	Shares	Exercise Price

Balances at December 31, 1999	4,644,569	6,931,766	$5.24
Shares authorized	500,000	—	—
Options granted	(5,721,073)	5,721,073	$6.20
Options forfeited	2,291,705	(2,291,705)	$5.86
Options exercised	—	(1,476,933)	$9.03
Plan shares expired	(133,859)	—	—

Balances at December 31, 2000	1,581,342	8,884,201	$5.66
Shares authorized	2,500,000	—	—
Options granted	(1,673,100)	1,673,100	$5.12
Options forfeited	1,707,981	(1,707,981)	$6.46
Options exercised	—	(275,691)	$6.93
Plan shares expired	(92,332)	—	—

Balances at December 31, 2001	4,023,891	8,573,629	$5.43
Shares authorized	—	—	—
Options granted	(3,587,000)	3,587,000	$2.50
Options forfeited	2,401,457	(2,401,457)	$5.09
Options exercised	—	(290,742)	$5.64
Plan shares expired	(58,445)	—	—

Balances at December 31, 2002	2,779,903	9,468,430	$4.46
Shares authorized	—	—	—
Options granted	(628,500)	628,500	$1.74
Options forfeited	248,989	(248,989)	$4.83
Options exercised	—	(1,463)	$1.24
Plan shares expired	(50,844)	—	—

Balances at March 31, 2003	2,349,548	9,846,478	$4.27

      The following table summarizes information about stock options outstanding as of March 31, 2003:

	Options Outstanding			Options Vested and
				Exercisable
		Weighted-
	Number	Average	Weighted-	Number	Weighted-
	Outstanding	Remaining	Average	Exercisable	Average
Range of	at March 31,	Contractual	Exercise	at March 31,	Exercise
Exercise Prices	2003	Life	Price	2003	Price

$ 0.2830 - $ 2.8750	3,422,144	9.12	$1.57	270,611	$1.99
$ 3.3800 - $ 3.8750	285,882	4.04	$3.45	268,514	$3.42
$ 3.9375 - $ 3.9375	891,234	7.55	$3.94	477,759	$3.94
$ 3.9400 - $ 4.5000	916,367	7.79	$4.45	501,367	$4.49
$ 4.5620 - $ 4.5620	1,139,676	4.64	$4.56	1,139,676	$4.56
$ 4.5900 - $ 5.9600	1,026,125	8.66	$5.56	236,784	$5.56
$ 6.0000 - $ 7.6000	487,250	8.17	$6.64	151,371	$6.62
$ 7.6250 - $ 7.6250	862,500	6.83	$7.63	862,500	$7.63
$ 7.6800 - $ 8.0625	665,300	7.20	$7.99	446,526	$8.01
$13.7500 - $15.3750	150,000	2.11	$13.97	150,000	$13.97

Totals	9,846,478	7.66	$4.27	4,505,108	$5.63

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Pro forma information regarding net income and earnings per share is required by SFAS No. 123, as amended by SFAS No. 148, and described and disclosed in Note 1, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 2001, 2002 and three months ended March 31, 2003, respectively: risk free interest rate of 6.12%, 5.06%, 4.25% and 2.99%; dividend yields of 0%; volatility of 139%, 89%, 128% and 107%; and a weighted-average expected life of the option of 5 years.

10.       Employee Benefit and Profit-Sharing Plans

      The Company has a defined contribution 401(K) plan. All employees over the age of 18 who have completed at least three months of service are eligible to participate. Each participant may elect to have amounts deducted from his or her compensation and contribute to the plan up to the maximum amount imposed by Federal law. All employee contributions are fully vested at the time the employee becomes an active participant. The Company’s matching contributions are equal to 50% of pre-tax contributions, up to 3% of eligible pay. This match is distributed to all eligible employees participating in the plan. The matching contribution is made quarterly. The Company’s matching contributions were approximately $108,000 and $157,000 for the three months ended March 31, 2002 and 2003 respectively, and were approximately $984,000, $1,389,000 and $559,000 for the years ended 2000, 2001 and 2002, respectively.

11.       Segment Information

      Segment information is as follows (in thousands):

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Years Ended			Three Months Ended
	December 31,			March 31,

	2000	2001	2002	2002	2003

				(unaudited)
Revenues (based on selling location):
United States	$101,256	$104,442	$76,757	$21,610	$17,724
International:
United Kingdom	29,816	60,234	28,299	8,428	6,696
Canada	5,854	4,719	5,852	1,434	1,429
Other foreign countries	8,763	6,619	6,257	971	1,385

Total International	44,433	71,572	40,408	10,833	9,510

Total consolidated revenues	$145,689	$176,014	$117,165	$32,443	$27,234

Long-lived assets:
United States	$19,096	$19,368	$16,060	$18,422	$36,914
International:
United Kingdom	1,979	1,742	1,098	1,570	855
Canada	686	471	80	434	98
Other foreign countries	472	296	233	299	221

Total consolidated long-lived assets	$22,233	$21,877	$17,471	$20,725	$38,088

      The Company’s software license fee revenue is generated by two product groups: Enterprise Asset Management (“EAM”) solutions and Customer Information Systems (“CIS”) solutions. For the periods shown in the above table, all software license fee revenue was generated by EAM products.

12.       Restructuring Expenses

      The Company recorded restructuring costs of $3.4 million and $2.2 million for the three months ended March 31, 2002 and 2003, respectively, and $2.1 million, $10.2 million and $8.2 million for the years ended December 31, 2000, 2001 and 2002, respectively.

      The restructuring costs of $2.1 million and $10.2 million for 2000 and 2001 were in connection with the ongoing relocation of the Company’s headquarters and certain administrative functions to Atlanta, Georgia, severance payments related to the elimination of 56 global positions, and charges representing the estimated excess lease costs associated with subleasing redundant San Francisco office space. This relocation was approved by the Board of Directors in July 2000 and included costs of approximately $2.8 million for severance pay for employees affected, and approximately $9.5 million for lease termination costs associated with reducing leased space in San Francisco. The San Francisco office leases expire May 31, 2008.

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

      In the three-month period ended March 31, 2003, the Company recorded restructuring expenses of $2.2 million related to a further space consolidation in the Company’s San Francisco offices. An additional floor was made available for sublease due to the cumulative effect of staff reductions.

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As further described in Note 15 to the Consolidated Financial Statements, at the time of acquisition of IUS, Indus recorded a liability for IUS employee severance costs. These costs were recognized as a liability assumed in the acquisition.

      Below is an analysis of the three restructure provisions and the activity in the resultant accruals:

Company headquarters relocation:

(In thousands)	Severance and
	Related Costs	Equipment	Facilities	Total

Balance at December 31, 1999	$—	$—	$—	$—

Payments in 2000	(466)	—	—	(466)
Accruals in 2000	803	—	1,260	2,063
Adjustments in 2000	—	—	—	—

Balance at December 31, 2000	$337	$—	$1,260	$1,597

Payments in 2001	(1,716)	—	(2,189)	(3,905)
Accruals in 2001	1,553		—	1,553
Adjustments in 2001	—	—	8,261	8,261

Balance at December 31, 2001	$174	$—	$7,332	$7,506

Payments in 2002	(110)	—	(2,461)	(2,571)
Accruals in 2002	—	—	—	—
Adjustments in 2002	(64)	—	3,615	3,551

Balance at December 31, 2002	$—	$—	$8,486	$8,486

Payments in 2003	—	—	(416)	(416)
Accruals in 2003	—	—	2,166	2,166
Adjustments in 2003	—	—	—	—

Balance at March 31, 2003	$—	$—	$10,236	$10,236

MoD project suspension:

(In thousands)	Severance and
	Related Costs	Equipment	Facilities	Total

Balance at December 31, 2001	$—	$—	$—	$—

Payments in 2002	(652)	(953)	(639)	(2,244)
Accruals in 2002	—	—	1,720	1,720
Adjustments in 2002	657	953	1,140	2,750

Balance at December 31, 2002	$5	$—	$2,221	$2,226

Payments in 2003	—	—	(206)	(206)
Accruals in 2003	—	—	—	—
Adjustments in 2003	—	—	—	—

Balance at March 31, 2003	$5	$—	$2,015	$2,020

IUS Acquisition:

(In thousands)	Severance and
	Related Costs	Equipment	Facilities	Total

Balance at December 31, 2002	$—	$—	$—	$—

Payments in 2003	—	—	—	—
Accruals in 2003	675	—	—	675
Adjustments in 2003	—	—	—	—

Balance at March 31, 2003	$675	$—	$—	$675

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The $12.9 million remaining accrual at March 31, 2003 is allocated between current and long-term classification on the Company’s consolidated balance sheet, with $4.2 million included as current (less than one year) within other accrued liabilities and $8.7 million included as long-term (greater than one year) within obligations under capital lease and other liabilities.

      The Company could incur future increases or decreases to its existing accruals in the event that the underlying assumptions used to develop the Company’s estimates of excess lease costs, such as the timing and the amount of any sublease income, change.

13.       Income Taxes

      The provision for income taxes (credits) consists of the following (in thousands):

	Fiscal Years Ended		Three Months Ended
	December 31,		March 31,

	2001	2002	2003

Current:
Federal	$—	$(4,799)	$—
State and foreign	36	855	277

	36	(3,944)	277

Deferred:
Federal	—	—	—
State and foreign	—	—	—

	—	—	—

	$36	$(3,944)	$277

      Pre-tax loss attributable to foreign and domestic operations is summarized below:

	Fiscal Years Ended			Three Months Ended
	December 31,			March 31,

	2000	2001	2002	2003

Loss before income taxes
United States	$(59,420)	$(13,168)	$(38,978)	$(11,179)
International:
Europe, Middle East & Africa	(1,504)	4,723	1,311	1,491
Asia	185	(41)	(97)	27
Canada	(2,237)	(1,080)	621	132
Australia	(2,465)	(474)	(564)	(87)

Total consolidated loss before income taxes	$(65,441)	$(10,040)	$(37,707)	$(9,616)

      The effective rate of the provision for income taxes reconciles to the amount computed by applying the federal statutory rate to income before provision for income taxes as follows:

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended		Three Months Ended
	December 31,		March 31,

	2001	2002	2003

Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	—	—	—
Foreign taxes	(0.3)	1.1	2.7
Reported losses and tax credits not benefited	(33.9)	(31.0)	(44.2)
Other	(1.2)	5.4	3.6

	(0.4%)	10.5%	(2.9%)

      Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred tax assets are as follows (in thousands):

	December 31,		March 31,

	2001	2002	2003

Accounts receivable allowances	$1,831	$3,050	$3,991
Depreciation	176	381	194
Other (prepaid license writedown)	2,598	2,449	3,086
Nondeductible accruals	3,130	976	1,458
Deferred revenue	3,678	1,820	536
Net operating loss carryforwards	7,943	18,065	22,276
Research and other credit carryforwards	4,066	6,391	6,984
Foreign tax credits and losses	8,326	3,423	2,877

	31,748	36,555	41,402
Valuation allowance	(31,748)	(36,555)	(41,402)

	$—	$—	$—

      The net valuation allowance increased by approximately $4.3 million, $4.8 million, and $4.8 million for the periods ended December 31, 2001, 2002 and March 31, 2003, respectively. Approximately $2.3 million of the valuation allowance for the deferred tax asset at March 31, 2003 relates to benefits of stock option deductions which, when recognized, will be directly allocated to contributed capital.

      As of March 31, 2003 the Company had federal net operating loss carryforwards of approximately $56.3 million. The Company also had federal research tax credit carryforwards of approximately $4.5 million and state research tax credit carryforwards of approximately $2.5 million. The federal net operating loss and credit carryforwards will expire beginning in the year 2020, if not utilized. The Company also has foreign net operating loss carryforwards of approximately $8.0 million. The Company also has foreign tax credits of approximately $0.2 million, which will expire in the years 2003 through 2004 if not utilized.

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

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

15.       Acquisition

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

      The goodwill will not be amortized, but will be reviewed for impairment on an annual basis. This goodwill is included in Acquired Intangible Assets in the Consolidated Balance Sheet at March 31, 2003.

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Unaudited pro forma consolidated operating results for the twelve-month period ended December 31, 2002 and three-month periods ended March 31, 2002 and 2003, assuming that the acquisition had occurred at January 1, 2002 are as follows:

	Twelve Months	Three Months	Three Months
	Ended	Ended	Ended
	December 31,	March 31,	March 31,
	2002	2002	2003

Revenues	$186,796	$51,668	$35,656
Pro forma net loss	(31,964)	(9,260)	(11,094)
Pro forma net loss per share	(0.76)	(0.22)	(0.26)

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

16.       Quarterly Results of Operations (unaudited, except for the three months ended March 31, 2003)

      The following is a summary of the quarterly results of operations for the three months ended March 31, 2003, and for the years ended December 31, 2002 and 2001 (in thousands, except per share amounts):

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Reported	Reported	Reported	Reported
	March 31,	June 30,	September 30,	December 31,

2003
Total revenues	$27,234
Cost of revenues	15,409

Gross margin	11,825
Net loss	$(9,893)

Net loss per share
-Basic	$(0.27)
-Diluted	$(0.27)
2002
Total revenues	$32,443	$31,032	$26,457	$27,233
Cost of revenues	15,800	16,475	13,868	12,841

Gross margin	16,643	14,557	12,589	14,392
Net loss	$(9,508)	$(15,069)	$(3,283)	$(5,903)

Net loss per share
-Basic	$(0.27)	$(0.43)	$(0.09)	$(0.17)
-Diluted	$(0.27)	$(0.43)	$(0.09)	$(0.17)
2001
Total revenues	$42,377	$43,135	$44,207	$46,295
Cost of revenues	21,032	20,424	19,757	19,903

Gross margin	21,345	22,711	24,450	26,392
Net income (loss)	$(6,409)	$(6,696)	$383	$2,646

Net income (loss) per share
-Basic	$(0.18)	$(0.19)	$0.01	$0.08
-Diluted	$(0.18)	$(0.19)	$0.01	$0.07

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The following table sets forth certain information for the persons who are members of the board of directors or who are executive officers of the Company.

Name	Age	Position

Jeffrey A. Babka	50	Executive Vice President Finance and Administration, Chief Financial Officer and Secretary
Gayle A. Crowell	52	Director, Audit Committee Member
Gregory J. Dukat	42	Executive Vice President of Worldwide Operations
Edward Grzedzinski	48	Director, Compensation Committee Member
William H. Janeway	60	Director, Compensation Committee Member
Joseph P. Landy	42	Director
Thomas R. Madison, Jr.	57	Chairman of the Board and Chief Executive Officer
Thomas S. Robertson	60	Director, Audit Committee Member
Thomas E. Timbie	45	Director, Audit Committee Member

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

      Ms. Crowell has served as a director of the Company since October 19, 2000. Since July 2001, Ms. Crowell has been a full time consultant to Warburg Pincus LLC., focused on investments in enterprise software and services. Ms. Crowell served as president, chief executive officer and chairperson of the board of directors of RightPoint from 1998 until its acquisition by E.piphany in January 2000 and then served as the president of E.piphany.net and as a member of the E.piphany board before becoming a consultant to Warburg Pincus LLC. From 1994 to 1998, Ms. Crowell was Senior Vice President and General Manager of worldwide field operations for Mosaix, Inc. She serves as chairperson of the board of directors at Evolve Software and also serves as a director of several privately held companies.

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

      Mr. Grzedzinski has served as a director of the Company since February 1, 2001. He is the president and chief executive officer of NOVA Information Systems, which he co-founded in 1991. He also served as chairman of the board of directors of NOVA Information Systems from 1993 until July 2001, at which time NOVA Information Systems became a wholly-owned subsidiary of US Bancorp. Mr. Grzedzinski also serves as vice chairman of US Bancorp and serves as the chairman of the board of directors of EuroConex Technologies Ltd.

      Mr. Janeway has served as a director of the Company since August 25, 1997. From March 17, 1999 to December 19, 2001, Mr. Janeway served as Chairman of the Board of the Company. From 1994 to August 25, 1997, he served as a director of TSW International, Inc., one of the predecessor entities of the Company. Since 1988, he has held various positions as a managing director at Warburg Pincus LLC where he has led its investing activities in the technology sector. Since 2000, Mr. Janeway has served as vice chairman of Warburg Pincus LLC. Mr. Janeway serves on the Board of Directors as a nominee of Warburg, Pincus Investors, LLC. Mr. Janeway also serves as a director of BEA Systems, Inc., Manugistics, Inc., VERITAS Software and several privately held companies.

      Mr. Landy has served as a director of the Company since August 25, 1997. From 1992 to August 25, 1997, he served as a director of TSW International, Inc. Since 1994, Mr. Landy has been a managing director of Warburg Pincus. Since 2000, Mr. Landy has also served as Executive Managing Director of Warburg Pincus. Throughout his tenure at Warburg Pincus, Mr. Landy has focused on investments ranging from information technology to Internet applications and infrastructure to communications applications. Mr. Landy serves on the Board of Directors as nominee of Warburg Pincus. Mr. Landy also serves as a director of The Cobalt Group, Inc. and several privately held companies.

      Mr. Madison has served as Chairman of the Board of the Company since December 19, 2001 and as a director of the Company since April 24, 2001. He has served as Chief Executive Officer of the Company since July 2002. From January 2001 until December 2001, Mr. Madison served as an independent management consultant. From May 1999 until January 2001, Mr. Madison served as president and chief executive officer of Talus Solutions, an implementer of products and services that optimize pricing strategies and practices based upon customer buying behaviors. From March 1994 until May 1999, Mr. Madison served as group president and corporate vice president of Computer Sciences Corp. Mr. Madison also serves as a director of several privately held companies.

      Dr. Robertson has served as a director of the Company since April 1, 2002. He is the Dean of the Goizueta Business School at Emory University, a position he assumed in July 1998. Prior to taking this position at Emory University, he was a member of the faculty of the London Business School since 1994, with his most recent position being Deputy Dean. Dr. Robertson also serves as a director of PRG Schultz International, Inc.

      Mr. Timbie has served as a director of the Company since April 1, 2002. He is the president of Timbie & Company, LLC, a financial consulting firm he founded in 2000. Formerly, he was interim vice president and chief financial officer of e-dr. Network, Inc, a business-to-business exchange in the optical device market from January 2000 to October 2000. From April 1996 to December 1999, Mr. Timbie was the vice president and chief financial officer of Xomed Surgical Products, Inc., a medical device company. Mr. Timbie also serves as a director and audit committee chairman of Wright Medical Group, Inc., Medical Staffing Network Holdings, Inc. and American Medical Systems Holdings, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and persons who own greater than ten percent of a registered class of the Company’s equity securities are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file.

      Based solely on its review of copies of the forms furnished to the Company, the Company believes that delinquent filings were made by the following individuals for the following transactions: Form 4s for Messrs. Janeway, Landy, Crowell, Grzedzinski, Robertson and Timbie in connection with option grants made on March 28, 2003 were filed one day late on March 31, 2003; a Form 4 for Mary McCormick in connection with an option grant in January 2003 was filed late on March 13, 2003; and a Form 4 for John Gregg in connection with an option grant on March 6, 2003 was filed late on March 12, 2003. Other than the filings indicated, to the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company, during the transition period ended March 31, 2003, all officers, directors and 10% stockholders complied with all Section 16(a) filing requirements.

Item 11.     Executive Compensation

      On March 28, 2003, the Company changed its fiscal year end from December 31 to March 31. The following table therefore includes compensation information for the three-month transition period from January 1, 2003 to March 31, 2003 (the “Transition Period”) and for the three most recently completed fiscal years to all individuals serving as the Company’s Chief Executive Officer during the last completed fiscal year and the Company’s executive officers who were serving in such capacity at the end of the last completed fiscal year (collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

					Long-term	All Other
					Compensation	Compensation
		Annual Compensation			Awards	($)(2)

				Other Annual	Securities
	Year/			Compensation	Underlying
Name and Principal Position	Period	Salary ($)	Bonus ($)	($)(1)	Options

Thomas R. Madison, Jr.	Transition
Chief Executive Officer	Period	$100,000	—	—	—	—
and Chairman of the Board	2002	325,000	—	—	896,000	—
	2001	8,653	—	—	50,000 (3)	—
Kent O. Hudson (4)	Transition
Former President and	Period	—	—	—	—	$137,500
Chief Executive Officer	2002	275,000	$237,600	$68,650	—	1,380,350
	2001	550,000	137,500	77,880	—	2,560
	2000	538,732	268,654	—	1,000,000	5,950
Jeffrey A. Babka (5)	Transition
Executive Vice President Finance	Period	62,500	—	—	—	—
and Administration, Chief	2002	176,042	59,065	—	450,000	—
Financial Officer and Secretary
Gregory J. Dukat (6)	Transition
Executive Vice President of	Period	62,500	—	85	—	—
Worldwide Operations	2002	72,928	—	—	450,000	—

(1)	“Other Annual Compensation” is itemized as follow:

•	In the Transition Period, Mr. Dukat was reimbursed for a health club membership.

•	In 2002, Mr. Hudson received $68,400 in payment for accrued and unused vacation as of the date he ceased to be an employee of the Company and $250 in reimbursement of club memberships.

•	In 2001, Mr. Hudson received $75,000 in relocation expenses, $2,530 in reimbursement of his physical examination at the Mayo Clinic and $350 in reimbursement of club membership.

(2)	“All Other Compensation” is itemized as follows:

•	In the Transition Period, Mr. Hudson received $137,500 in severance payments under the terms of his employment agreement.

•	In 2002, Mr. Hudson received $1,375,000 in severance payments under the terms of his employment agreement with the Company, $1,020 in vested 401(k) matching contributions from the Company, and $4,330 in life and health insurance premiums.

•	In 2001, Mr. Hudson received $1,200 in vested 401(k) matching contributions from the Company and $1,360 in life and health insurance premiums.

•	In 2000, Mr. Hudson received $5,950 in life and health insurance premiums.

(3)	Mr. Madison received an option grant on April 24, 2001 to purchase 50,000 shares of the Company’s common stock as an independent director under the 1997 Director Option Plan prior to becoming the Company’s Chairman of the Board on December 19, 2001.

(4)	Mr. Hudson resigned his positions at the Company effective June 30, 2002.

(5)	Mr. Babka became the Executive Vice President Finance and Administration, Chief Financial Officer and Secretary of the Company effective April 2002.

(6)	Mr. Dukat became the Executive Vice President of Worldwide Operations of the Company effective September 2002.

OPTION GRANTS IN TRANSITION PERIOD AND LAST FISCAL YEAR

      The following table sets forth information regarding each grant of options to purchase common stock of the Company made to a Named Executive Officer during the Transition Period and 2002. Options were granted under the Company’s 1997 Stock Option Plan. All options were granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Options may terminate before their expiration upon the death, permanent disability or termination of status as an employee or consultant of a particular Named Executive Officer.

	Individual Grants
					Potential Realizable Value at
	Number of	Percent of			Assumed Annual Rates of Stock
	Securities	Total Options			Price Appreciation for Option
	Underlying	Granted to	Exercise		Term ($) (1)
	Options	Employees in	Price per	Expiration
Name	Granted	Fiscal Year	Share ($)	Date	5%	10%

Thomas R. Madison, Jr Transition Period	—	—	—	—	—	—
2002	446,000	13.1%	$5.40	3/4/12	$1,514,630	$3,838,369
	450,000	13.2	1.38	7/10/12	390,544	989,714
Jeffrey A. Babka Transition Period	—	—	—	—	—	—
2002	350,000	10.3	4.55	4/3/12	1,001,515	2,538,035
	100,000	2.9	1.38	7/10/12	86,787	219,936
Gregory J. Dukat Transition Period	—	—	—	—	—	—
2002	450,000	13.2	1.50	9/16/12	424,504	1,075,776

(1)	Potential gains are net of exercise price, but before taxes associated with exercise. Potential realizable value is based on the assumption that the common stock of the Company appreciates at the annual rate shown (compounded annually) from the date of grant until the expiration of the option term. These values are calculated based on Securities and Exchange Commission requirements and do not reflect the Company’s estimate of future stock price growth. Actual gains, if any, on stock option exercises are dependent on the future performance of the Company’s common stock and overall market conditions.

AGGREGATE OPTION EXERCISES IN TRANSITION PERIOD AND LAST FISCAL YEAR AND
TRANSITION PERIOD-END AND YEAR-END VALUES

      The following table sets forth information concerning the shares of common stock acquired and the value realized upon the exercise of stock options during the Transition Period and 2002, the number of shares of common stock underlying exercisable and unexercisable options held by each of the Named Executive Officers as of March 31, 2003 and December 31, 2002 and the values of unexercised “in-the-money” options as of those dates.

			Number of Securities		Value of Unexercised
			Underlying		in-the-Money Options at
			Unexercised Options at		Fiscal
	Shares	Value	March 31, 2003		Year-End ($)(1)
	Acquired on	Realized
Name	Exercise	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Thomas R. Madison, Jr Transition Period	—	—	123,999	822,001	$0	$144,000
2002	—	—	12,500	933,500	0	117,000
Kent O. Hudson Transition Period	—	—	750,000	—	0	0
2002	—	—	750,000	—	0	0
Jeffrey A. Babka Transition Period	—	—	87,500	362,500	0	32,000
2002	—	—	87,500	362,500	0	26,000
Gregory J. Dukat Transition Period	—	—	—	450,000	0	90,000
2002	—	—	—	450,000	0	63,000

(1)	Determined by taking the difference between the closing price of the Company’s common stock on March 31, 2003 of $1.70 per share (for the Transition Period) and December 31, 2002 of $1.64 per share (for 2002), less the exercise price of the option granted, multiplied by the number of shares subject to the option. If the exercise price of the option exceeds the closing price, the value of the option is not in-the-money and the value is deemed to be zero.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

      Thomas R. Madison, Jr. The Company has entered into an employment agreement with Thomas R. Madison, Jr., its Chief Executive Officer and Chairman of the Board, dated as of April 29, 2003. The employment agreement continues in effect until terminated by the Company, with or without cause, by Mr. Madison for good reason or no reason, or by reason of Mr. Madison’s death or disability. Under this employment agreement, Mr. Madison is to receive an annual base salary of $400,000, and a discretionary bonus of up to one hundred percent of his base salary, payable, if at all, at the discretion of the Compensation Committee of the Board of Directors.

      If Mr. Madison’s employment is terminated without “cause” or it is terminated by Mr. Madison for “good reason” (as those terms are defined in the employment agreement), Mr. Madison will receive one year of his base salary payable over twelve months, a bonus payment equal to his base salary payable in a lump sum, full COBRA benefits for 18 months, and his options (to the extent vested) shall be exercisable for 15 months. If the employment agreement terminates due to Mr. Madison’s death or disability, Mr. Madison or his beneficiary will receive one year of his base salary payable over 12 months, a bonus payment equal to one year of his base salary payable in a lump sum, with respect to disability, full COBRA benefits for 12 months, and his options (to the extent vested) shall be exercisable for 15 months.

      In addition, Mr. Madison’s employment agreement contains provisions related to a change in control (as defined in the agreement) of the Company. Upon the earlier of six months following a change of control, or termination of his employment without cause or by Mr. Madison for good reason following the change of control, Mr. Madison’s options shall fully vest and become exercisable and may be exercised for 15 months. In the event that Mr. Madison’s employment is terminated without cause or by Mr. Madison for good reason following a change of control, or he terminates his employment with or without cause after six months following the change of control, he shall receive one year of his base salary payable in a lump sum, a bonus payment equal to one year of his base salary payable in a lump sum, full COBRA benefits for 18 months, and his options (to the extent vested) shall be exercisable for 15 months.

      Jeffrey A. Babka. The Company has entered into an employment agreement with Jeffrey A. Babka, its Executive Vice President Finance and Administration and Chief Financial Officer, dated as of April 29, 2003. The employment agreement continues in effect until terminated by the Company, with or without cause, by Mr. Babka for good reason or no reason, or by reason of Mr. Babka’s death or disability. Under this employment agreement, Mr. Babka is to receive an annual base salary of $250,000, and a discretionary bonus of up to one hundred percent of his base salary, payable, if at all, at the discretion of the Compensation Committee of the Board of Directors.

      If Mr. Babka’s employment is terminated without “cause” or it is terminated by Mr. Babka for “good reason” (as those terms are defined in the employment agreement), Mr. Babka will receive one year of his base salary payable over 12 months, full COBRA benefits for 18 months, and his options (to the extent vested) shall be exercisable for 15 months. If the employment agreement terminates due to Mr. Babka’s death or disability, Mr. Babka or his beneficiary will receive one year of his base salary payable over 12 months, with respect to disability, full COBRA benefits for 12 months, and his options (to the extent vested) shall be exercisable for 15 months.

      In addition, Mr. Babka’s agreement contains provisions related to a change in control (as defined in the agreement) of the Company. Upon the earlier of six months following a change of control, or termination of his employment without cause or by Mr. Babka for good reason following the change of control, his options shall fully vest and become exercisable and may be exercised for 15 months. In the event that Mr. Babka’s employment is terminated without cause or by Mr. Babka for good reason following a change of control, or Mr. Babka terminates his employment with or without cause after six months following the change of control, Mr. Babka shall receive one year of his base salary payable in a lump sum, full COBRA benefits for 18 months, and his options (to the extent vested) shall be exercisable for 15 months.

      Gregory J. Dukat. The Company has entered into an employment agreement with Gregory J. Dukat, its Executive Vice President of Worldwide Operations, dated September 16, 2002. The agreement provides for “at-will” employment. Under this employment agreement, Mr. Dukat is to receive an annual base salary of $250,000 and a discretionary bonus of up to one hundred percent of his base salary, payable, if at all, at the discretion of the Company’s Compensation Committee or the Board of Directors. The agreement also provides for an option to purchase 450,000 shares of the Company’s common stock.

      If Mr. Dukat’s employment is terminated without “cause” or it is terminated by Mr. Dukat for “good reason” (as those terms are defined in the employment agreement), Mr. Dukat will receive one year of his base salary and full COBRA benefits for 12 months.

      In addition, the Company entered into a change of control severance agreement with Mr. Dukat, dated September 16, 2002. The agreement provides that if within 12 months following a change in control (as that term is defined in the change of control severance agreement), Mr. Dukat’s employment is terminated without “cause” or it is terminated by Mr. Dukat for “good reason” (as those terms are defined in the change of control severance agreement), Mr. Dukat shall receive one year of his base salary, full COBRA benefits and his options shall accelerate and be automatically vested in full and become exercisable.

Director Compensation

      During 2002, directors received no cash fees for services provided in that capacity but were reimbursed for out-of-pocket expenses they incurred in connection with their attendance at meetings. As of March 28, 2003, the Board of Directors approved the payment of cash fees for services provided by each of our independent directors (as defined under NASD Rule 4200(a)(14)) in that capacity in the amount of $10,000 annually. Additional annual cash compensation is paid to independent directors that serve on committees, as follows: the chairperson of the Audit Committee, if independent, will receive an additional $10,000; the chairperson of the Compensation Committee, if independent, will receive an additional $5,000; all other members of the Audit Committee, if independent, will receive an additional $2,000; and all other members of the Compensation Committee, if independent, will receive an additional $1,000. Edward Grzedzinski, Thomas A. Robertson, Thomas Timbie are “independent directors” (as defined under NASD Rule 4200(a)(14)). Gayle A. Crowell is considered an “independent director” for purposes of eligibility to receive this cash compensation. All cash compensation is paid in quarterly installments and is contingent on continued service on the Board or the applicable committee. During 2003, non-independent directors will continue to receive no cash fees for services provided in that capacity but will be reimbursed for out-of-pocket expenses incurred in connection with attendance at meetings.

      Under the Company’s 1997 Director Option Plan (the “Director Option Plan”), the Company has reserved 700,000 shares of common stock for issuance to the directors of the Company pursuant to non-qualified stock options. As of December 31, 2002, options to purchase an aggregate of 390,000 shares were outstanding under the Director Option Plan at a weighted average exercise price of $5.628 per share, of which options to purchase 100,000 shares were fully vested and immediately exercisable; no options had been exercised pursuant to the Plan; and 310,000 shares remained available for future grant.

      Pursuant to the Director Option Plan, each director who is not an employee of the Company is automatically granted a non-qualified option to purchase 50,000 shares of common stock on the date such person becomes a director. Thereafter, each such person is automatically granted an option to acquire 17,500 shares of the Company’s common stock upon such outside director’s re-election at each Annual Meeting of Stockholders, provided that on such date such person has served on the Board of Directors for at least six months. All options granted under the Director Option Plan will become exercisable as to 25% of the shares subject to such option on each anniversary of its date of grant. In addition, each director appointed to serve as a chairperson of either the Audit Committee or the Compensation Committee is automatically granted a non-qualified option to purchase 5,000 shares of common stock of the Company on the date of such appointment and a non-qualified option to purchase an additional 5,000 shares of common stock of the Company at each Annual Meeting of Stockholders should he or she continue to serve in such capacity, provided that on such date such person shall have served as a committee chairperson for at least six months. Options granted to the chairpersons of the Audit and Compensation Committees become exercisable as to 100% of the shares subject to such option on the first anniversary of the date of the grant.

      Effective February 1, 2002 when he commenced his service on the Board of Directors, Mr. Grzedzinski received options to purchase 50,000 shares at an exercise price of $6.20 per share. Effective April 1, 2002 when they commenced service on the Board of Directors, Dr. Robertson and Mr. Timbie each received options to purchase 50,000 shares at an exercise price of $5.22 per share. Effective April 23, 2002, Mr. Timbie and Mr. Janeway each received options to purchase 5,000 shares at an exercise price of $4.37 per share in connection with their service as chairpersons of the Audit Committee and the Compensation Committee, respectively. Effective May 8, 2002, Mr. Janeway, Mr. Landy and Ms. Crowell each received automatic grants of options to purchase 10,000 shares at an exercise price of $4.04 per share upon their reelection to the Board.

      As of March 28, 2003, the Board of Directors approved a one-time grant of an option to acquire 15,000 shares of the Company’s common stock under the 1997 Stock Plan to each non-employee director, including Ms. Crowell,

Mr. Grzedzinski, Mr. Janeway, Dr. Robertson and Mr. Timbie, with an exercise price of $1.69 per share. All options granted under this Board action will become exercisable as to 25% of the shares subject to such option on each anniversary of its date of grant.

Compensation Committee Interlocks and Insider Participation

      The Company’s Compensation Committee during the Transition Period consisted of William H. Janeway and Edward Grzedzinski. During 2002, the Company’s Compensation Committee initially consisted of Mr. Janeway and Jeanne D. Wohlers, and was reconfigured in April 2002 to consist of Mr. Janeway and Mr. Grzedzinski. No interlocking relationship existed during the Transition Period or 2002 nor presently exists between any member of the Company’s Compensation Committee and any member of the compensation committee of any other company.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The table below sets forth, as of June 17, 2003, certain information with respect to the beneficial ownership of the Company’s common stock by (i) each person known by the Company to own beneficially more than five percent (5%) of the outstanding shares of Common Stock; (ii) each Named Executive Officer; (iii) each director of the Company; and (iv) all current directors and executive officers as a group.

	Shares	Approximate
	Beneficially	Percentage
Name and Address	Owned(1)	of Ownership(1)

Warburg, Pincus Investors, LP (2)(3)	14,839,429	34.98%
William H. Janeway (2)(4)	14,884,429	35.32
Joseph P. Landy (2)(4)	14,879,429	35.31
Liberty Wanger Asset Management, L.P.(5)	3,720,000	8.84
Liberty Acorn Trust (5)	3,300,000	7.84
P.A.W. Capital Corp. (6)	2,313,333	5.50
Peter A. Wright (6)	2,313,333	5.50
Thomas R. Madison, Jr. (7)	253,999	*
Jeffrey A. Babka (7)	201,500	*
Gayle A. Crowell (8)	82,500	*
Gregory J. Dukat	—	*
Edward Grzedzinski (7)	22,500	*
Thomas E. Timbie (8)	17,500	*
Thomas S. Robertson (8)	12,500	*
Kent O. Hudson (8)	750,000	1.75
All current directors and executive officers as a group (9 persons)	15,514,928	36.29

*	Less than 1%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission that deems shares to be beneficially owned by any person who has or shares voting power or investment power with respect to such shares. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of the Company’s common stock that will be issuable to the identified person or entity pursuant to stock options or warrants that are either immediately exercisable or exercisable within sixty days of June 17, 2003 are deemed to be outstanding and to be beneficially owned by the person holding such options or warrants for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Represents shares held by Warburg, Pincus Investors, LP (“WPI”). Warburg Pincus & Co. (“WP”) is the sole General Partner of WPI. Warburg Pincus LLC (“WP LLC”) manages WPI. The members of WP LLC are substantially the same as the partners of WP. William H. Janeway and Joseph P. Landy, directors of Indus International, Inc., are vice chairman and co-president, respectively, of WP LLC and general partners of WP. Messrs. Janeway and Landy may be deemed to have an indirect pecuniary interest (within the meaning of Rule 16a-1 under the Securities Exchange Act of 1934, as amended) in an indeterminate portion of the shares beneficially owned by WPI. Because of their affiliation with WP, WPI and WP LLC, 14,839,429 of the shares are indicated as owned by Messrs. Janeway and Landy. Messrs. Janeway and Landy each disclaim beneficial ownership, for purposes of Section 16 of the Exchange Act or otherwise, of all such shares owned by WP, WPI and WP LLC. Their address is c/o of Warburg Pincus LLC, 466 Lexington Avenue, New York, New York 10017. Includes 329,219 shares issuable upon the exercise of currently exercisable warrants held by WPI.

(3)	Robert W. Felton, the Company and WPI entered into a Stock Purchase Agreement dated January 13, 1999 (the “Felton Purchase Agreement”). Under the Felton Purchase Agreement, WPI purchased 5,000,000 shares of the Company’s common stock from Mr. Felton and WPI agreed that with respect to any proposal presented to the Company’s stockholders it will exercise its voting right with respect to any shares of capital stock of the Company owned by it such that the votes of WPI and its affiliates are limited to 50% or less of the votes eligible to be cast on such proposal, except that WPI may vote its shares of capital stock in excess of such 50% vote in the same proportions as the other stockholders of the Company vote their shares of capital stock entitled to vote on such proposal.

(4)	Includes 45,000 shares for Mr. Janeway and 40,000 shares for Mr. Landy that are subject to options exercisable within 60 days of June 17, 2003, which were granted to each of Messrs. Janeway and Landy in their capacity as directors.

(5)	Represents shares reported on Schedule 13G for the period ended December 31, 2002 of which Liberty Wanger Asset Management, L.P and WAM Acquisition GP, Inc., its general partner, have shared voting and investment power. Of these 3,720,000 shares beneficially owned by WAM, Liberty Acorn Trust has shared voting and investment power over 3,300,000 shares. The address of WAM is 227 West Monroe Street, Suite 3000, Chicago, Illinois 60606.

(6)	Represents shares reported on Schedule 13G for the period ended December 31, 2002 of which P.A.W. Capital Corp. and Peter A. Wright have shared voting power and investment power. Peter A. Wright is the sole shareholder of P.A.W. Capital Corp. P.A.W. Capital Corp. is the general partner of P.A.W. Capital Partners, L.P. P.A.W. Capital Partners, LP is the general partner of P.A.W. Partners, LP and the manager of P.A.W. Offshore Fund. The address of each of the entities is 10 Glenville Street, Greenwich, Connecticut 06831-3638.

(7)	For Mr. Madison, includes 248,999 shares subject to options exercisable within 60 days of June 17, 2003. For Mr. Babka, includes 200,000 shares subject to options exercisable within 60 days of June 17, 2003. For Mr. Grzedzinski, includes 12,500 shares subject to options exercisable within 60 days of June 17, 2003.

(8)	Represents shares subject to options exercisable within 60 days of June 17, 2003.

Equity Compensation Plan Information

      The following table gives information about the common stock that may be issued under all of the Company’s existing equity compensation plans as of March 31, 2003.

	(a) Number of		(c) Number of Securities
	Securities to be Issued	(b) Weighted Average	Remaining Available for Future
	Upon Exercise of	Exercise Price of	Issuance Under Equity
	Outstanding Options,	Outstanding Options,	Compensation Plans (Excluding
Plan Category	Warrants and Rights	Warrants and Rights	Securities Reflected in Column (a))

Equity Compensation Plans Approved by Stockholders	9,846,478	4.27	2,349,548

*	All of the Company’s Equity Compensation Plans have been approved by its Stockholders

Item 13.     Certain Relationships and Related Transactions

      On March 5, 2003, the Company issued each of WPI, and affiliate of the Company, and Mr. Madison, the Company’s Chief Executive Officer and Chairman of the Board, 8% convertible notes pursuant to a Purchase Agreement dated as of February 12, 2003. WPI purchased approximately $4.9 million principal amount of the notes, and Mr. Madison purchased $100,000 principal amount of the notes. WPI also purchased 72,666 shares of common stock of the Company pursuant to the Purchase Agreement. In connection with the issuance of the common stock and the notes by the Company, the Company also entered into registration rights agreements pursuant to which the Company agreed to file registration statements registering all of the shares of common stock issued and all of the common stock to be issued upon conversion of the notes for resale. The Company is required to perform various other related actions pursuant to the registration rights agreement and to indemnify the selling stockholders from certain liabilities in connection with the registration of their shares for resale. The terms of the financing of the

Company’s acquisition of IUS, including the sale of the common stock and the convertible notes, were negotiated by representatives of the independent third party purchasers, by the Company, and, on behalf of the Company, by C.E. Unterberg, Towbin, the Company’s placement agent. The Company believes that these transactions were on terms no less favorable to the Company than could have been obtained from unaffiliated third parties on an arms’ length basis.

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

      (3) Exhibits

The following exhibits are filed herewith or incorporated by reference.

Exhibit
Number	Description

2.1	Purchase Agreement, dated as of February 12, 2003, by and among the Registrant, SCT Utility Systems, Inc., SCT, SCT Financial Corporation, SCT Property, Inc., SCT International Limited, SCT Technologies (Canada) Inc., SCT Software & Resource Management Corporation and Systems & Computer Technology International B.V. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 14, 2003)

2.2	Amendment No. 1 to Purchase Agreement, dated as of March 5, 2003, by and among the Registrant, SCT Utility Systems, Inc., SCT, SCT Financial Corporation, SCT Property, Inc., SCT International Limited, SCT Technologies (Canada) Inc., SCT Software & Resource Management Corporation and Systems & Computer Technology International B.V. (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on March 6, 2003)

3.1	Registrant’s Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 (No. 333-33113) filed on August 7, 1997 (the “1997 Proxy Statement”))

3.2	Registrant’s Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K/A filed on June 30, 2003)

4.1	Registration Rights Agreement entered into among the Registrant, Warburg, Pincus Investors, L.P. (“Warburg”), Robert W. Felton, Richard W. MacAlmon, John W. Blend, III and John R. Oltman (incorporated by reference to Exhibit 4.1 to the 1997 Proxy Statement)

4.2	Nomination Agreement entered into among the Registrant, Warburg and Robert W. Felton (incorporated by reference to Exhibit 4.6 to the 1997 Proxy Statement)

4.3	Registration Rights Agreement for Shares, dated as of February 12, 2003, by and among the Company and each of the Purchasers of the Shares, as listed on the Schedule of Purchasers accompanying the Purchase Agreement (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on February 14, 2003)

4.4	Registration Rights Agreement for Conversion Shares, dated as of February 12, 2003, by and among the Company and each of the Purchasers of the Notes, as listed on the Schedule of Purchasers accompanying the Purchase Agreement (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on February 14, 2003)

4.5	Form of Convertible Note (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 6, 2003)

10.1*	Indus International, Inc. 1997 Stock Plan (incorporated by reference to Exhibit 10.1 to the 1997 Proxy Statement)

Exhibit
Number	Description

10.2*	Amendment No. 1 to the Indus International, Inc. 1997 Stock Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed with the Commission on July 5, 2001)

10.3*	Amendment No. 2 to the Indus International, Inc. 1997 Stock Plan (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 filed with the Commission on July 5, 2001)

10.4*	Amendment No. 3 to the Indus International, Inc. 1997 Stock Plan (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 filed with the Commission on July 5, 2001)

10.5*	Indus International, Inc. 1997 Director Option Plan (incorporated by reference to Exhibit 10.3 to the 1997 Proxy Statement)

10.6*	Rules of the Indus International, Inc. Company Share Option Plan (the “UK Option Plan) (incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

10.7	Stock Purchase Warrant dated August 25, 1997 between the Registrant and Warburg Pincus Investors, L.P., as amended by that certain Amendment to Stock Purchase Warrant dated October 23, 2001 (incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

10.8	Stock Purchase Agreement dated January 13, 1999 between Robert W. Felton, Warburg Pincus Investors, L.P. and the Registrant (incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

10.9	Amended and Restated Lease Agreement for the Registrant’s Atlanta, Georgia corporate headquarters by and between Cousins Properties Incorporated and the Registrant dated August 1, 2000 (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.10	Office Lease Agreement for the Registrant’s San Francisco, California regional office between EOP—60 Spear, L.L.C. and the Registrant dated March 3, 2000, as amended (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.11*	Employment Agreement dated as of April 29, 2003 by and between the Registrant and Thomas R. Madison (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K/A filed on June 30, 2003)

10.12*	Employment Agreement dated as of April 29, 2003 by and between the Registrant and Jeffrey A. Babka (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K/A filed on June 30, 2003)

10.13*	Letter Agreement dated April 10, 2002 between the Registrant and Robert Felton (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002)

10.14*	Amendment to the Indus International, Inc. 1997 Director Option Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002)

10.15*	Amendment to the Indus International, Inc. 1997 Director Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002)

10.16*	Employment Agreement dated September 16, 2002 by and between the Registrant and Gregory J. Dukat (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002)

Exhibit
Number	Description

10.17*	Change of Control Severance Agreement dated September 16, 2002 by and between the Registrant and Gregory J. Dukat (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002)

10.18	Purchase Agreement, dated as of February 12, 2003, by and among the Company and each of the Purchasers listed on the Schedule of Purchasers accompanying the Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on February 14, 2003)

10.19	Promissory Note, dated March 5, 2003, issued by the Registrant in favor of SCT Financial Corporation (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 6, 2003)

10.20	Guaranty and Suretyship Agreement, dated March 5, 2003, by Indus Utility Systems, Inc. (f/k/a SCT Utility Systems, Inc.) in favor of SCT Financial Corporation (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on March 6, 2003)

10.21*	Amendment to the Indus International, Inc. 1997 Director Option Plan (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K/A filed on June 30, 2003)

21.1†	Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed on March 31, 2003)

23.1	Consent of Ernst & Young LLP, Independent Auditors

24.1†	Power of Attorney, included on the signature page of this report

99.1	Statement of the Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Statement of the Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Designates management contract or compensatory plan or arrangement

†	Previously filed

      (b) Reports on Forms 8-K.

      On February 14, 2003, the Company filed a Current Report on Form 8-K pursuant to Item 5 (Other Events), announcing that the Company had entered into a definitive agreement to acquire the Global Energy and Utility Solutions business unit of Systems & Computer Technology Corporation (now known as “Indus Utility Systems”).

      On March 6, 2003, the Company filed a Current Report on Form 8-K pursuant to Item 2 (Acquisition or Disposition of Assets), announcing the completion of the acquisition of Indus Utility Systems and the completion of a private placement offering.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Indus International, Inc. has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Indus International, Inc.

	By:	/s/ Thomas R. Madison, Jr.

Thomas R. Madison, Jr. Chairman of the Board and Chief Executive Officer

Date: June 30, 2003

      KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Thomas R. Madison, Jr. and Jeffrey A. Babka, jointly and severally, his/her attorneys-in-fact, each with the power of substitution, for him/her in any and all capacities, to sign any amendments to this report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his/her substitute or substitutes may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Thomas R. Madison, Jr. Thomas R. Madison, Jr.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer), Director	June 30, 2003

/s/ Jeffrey A. Babka Jeffrey A. Babka	Executive Vice President Finance and Administration, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	June 30, 2003

/s/ Gayle A. Crowell Gayle A. Crowell	Director	June 30, 2003

/s/ Edward Grzedzinski Edward Grzedzinski	Director	June 30, 2003

/s/ William H. Janeway William H. Janeway	Director	June 30, 2003

Joseph P. Landy	Director	June 30, 2003

/s/ Thomas S. Robertson Thomas S. Robertson	Director	June 30, 2003

/s/ Thomas E. Timbie Thomas E. Timbie	Director	June 30, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECURITIES
EXCHANGE ACT RULES 13A-14 AND 15D-14 AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Thomas R. Madison, Jr., Chief Executive Officer of Indus International, Inc., certify that:

      1.     I have reviewed this transition report on Form 10-K of Indus International, Inc.;

      2.     Based on my knowledge, this transition report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this transition report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this transition report, fairly present in all material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this transition report;

      4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this transition report is being prepared;

        (b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of the date within 90 days prior to the filing date of this transition report (the “Evaluation Date”); and

        (c) presented in this transition report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and that the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

        (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this transition report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

	By:	/s/ Thomas R. Madison, Jr.

Thomas R. Madison, Jr. Chairman of the Board and Chief Executive Officer

Date: June 30, 2003

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
SECURITIES EXCHANGE ACT RULES 13A-14 AND 15D-14 AS ADOPTED
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jeffrey A. Babka, Chief Financial Officer of Indus International, Inc., certify that:

      1.     I have reviewed this transition report on Form 10-K of Indus International, Inc.;

      2.     Based on my knowledge, this transition report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this transition report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this transition report, fairly present in all material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this transition report;

      4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this transition report is being prepared;

        (b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of the date within 90 days prior to the filing date of this transition report (the “Evaluation Date”); and

        (c) presented in this transition report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and that the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

        (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this transition report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

	By:	/s/ Jeffrey A. Babka

Jeffrey A. Babka Executive Vice President Finance and Administration, Chief Financial Officer and Secretary

Date: June 30, 2003