Form 10-Q
period 2003-06-30
INDUS INTERNATIONAL INC
filed 2003-08-14
CIK 1041333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

or

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

(770) 952-8444
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  (X)  No  (  )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  (  )  No  (X)

As of August 6, 2003, the Registrant had outstanding 51,902,370 shares of Common Stock, $.001 par value.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDUS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2003	March 31, 2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,455	$32,667
Marketable securities	608	757
Restricted cash, current	3,717	2,834
Billed accounts receivable, net of allowance for doubtful accounts of $2,887 at June 30, 2003 and $4,375 at March 31, 2003	20,701	26,301
Unbilled accounts receivable	10,235	12,841
Income tax receivable	1,709	5,226
Other current assets	5,868	8,634

Total current assets	72,293	89,260
Property and equipment, net	36,300	38,088
Acquired intangible assets	12,501	13,258
Investments and other assets	4,655	3,904

Total assets	$125,749	$144,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$24,516	$24,516
Accounts payable	4,466	5,102
Income tax payable	4,953	5,038
Other accrued liabilities	19,180	20,568
Current portion of obligations under capital leases	225	274
Deferred revenue	38,323	50,604

Total current liabilities	91,663	106,102
Obligations under capital leases and other liabilities	9,318	9,974
Stockholders’ equity:
Common stock	43	42
Additional paid-in capital	135,285	135,279
Treasury stock	(4,681)	(4,681)
Deferred compensation	(72)	(79)
Accumulated deficit	(106,867)	(101,943)
Accumulated other comprehensive loss	1,060	(184)

Total stockholders’ equity	24,768	28,434

Total liabilities and stockholders’ equity	$125,749	$144,510

See accompanying notes.

INDUS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	June 30,

	2003	2002

Revenues:
Software licensing fees	$8,816	$4,310
Services:
Support, Outsourcing and Hosting	15,024	9,857
Consulting, Training and other	14,385	16,865

Total services	29,409	26,722

Total revenues	38,225	31,032

Cost of revenues:
Software licensing fees	229	1,863
Services:
Support, Outsourcing and Hosting	5,658	2,950
Consulting, Training and other	12,204	11,662

Total services	17,862	14,612

Total cost of revenues	18,091	16,475

Gross margin	20,134	14,557

Operating expenses:
Research and development	10,544	12,273
Sales and marketing	8,360	7,517
General and administrative	5,449	6,309
Restructuring expenses	12	4,029

Total operating expenses	24,365	30,128

Loss from operations	(4,231)	(15,571)
Interest and other income (expense)	(482)	802

Loss before income taxes	(4,713)	(14,769)
Provision for income taxes	211	300

Net loss	$(4,924)	$(15,069)

Net loss per share:
Basic	$(0.12)	$(0.43)

Diluted	$(0.12)	$(0.43)

Shares used in computing per share data
Basic	42,079	35,177
Diluted	42,079	35,177

See accompanying notes.

INDUS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	June 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(4,924)	$(15,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,838	2,174
Changes in operating assets and liabilities:
Billed accounts receivable	5,910	2,853
Unbilled accounts receivable	2,611	4,501
Other current assets	(234)	1,789
Other accrued liabilities	(2,193)	4,691
Deferred revenue	(12,604)	(7,784)
Other operating assets and liabilities	2,094	(510)

Net cash used in operating activities	(6,502)	(7,355)

Cash flows from investing activities:
Purchase of marketable securities	(1,150)	(4,599)
Sale of marketable securities	1,299	4,860
Increase in restricted cash	(723)	(4,814)
Acquisition of business	3,255	—
Acquisition of property and equipment	(508)	(1,491)

Net cash provided by (used in) investing activities	2,173	(6,044)

Cash flows from financing activities:
Net repayment of capital leases	(66)	349
Proceeds from issuance of common stock	6	649
Purchase of treasury stock	—	(2,500)

Net cash used in financing activities	(60)	(1,502)

Effect of exchange rate differences on cash	1,177	1,034
Net decrease in cash and cash equivalents	(3,212)	(13,867)
Cash and cash equivalents at beginning of period	32,667	61,062

Cash and cash equivalents at end of period	$29,455	$47,195

See accompanying notes.

INDUS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial information has been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s (“SEC”) rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position at June 30, 2003 and results of operations and cash flows for all periods presented have been made. The condensed, consolidated balance sheet at March 31, 2003 has been derived from the audited consolidated financial statements at that date. Certain prior period amounts have been reclassified to conform to current period classifications.

These condensed, consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the three-month period ended March 31, 2003 that are included in the Company’s 2003 Transition Report on Form 10-K as filed with the SEC. This report was filed as a result of the change in the Company’s year end from December 31 to March 31. The consolidated results of operations for the three months ended June 30, 2003 are not necessarily indicative of the results to be expected for any subsequent quarter or period, or for the entire fiscal year ending March 31, 2004.

2. Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss), foreign currency translation adjustments and unrealized gains and losses on securities investments that are excluded from net income (loss) and reflected in stockholders’ equity.

The following table sets forth the calculation of comprehensive income (loss) for the three months ended June 30, 2003 and 2002 (in thousands):

	Three Months Ended
	June 30,

	2003	2002

Net loss	$(4,924)	$(15,069)
Other comprehensive income (loss), net of taxes:
Unrealized gain (loss) on investments, net of taxes	(1)	14
Foreign currency translation adjustment, net of taxes	1,245	1,548

Total other comprehensive income, net of taxes	1,244	1,562

Comprehensive loss	$(3,680)	$(13,507)

3. Significant Customers

In 2001, Magnox Electric plc (“Magnox”), a wholly-owned subsidiary of British Nuclear Fuels Ltd (“BNFL”), operating BNFL’s nuclear power stations, selected the Company to provide work management and compliance system software for eight nuclear stations. The Company is providing a total business solution, including the PassPort product suite, implementation services, and five years of application hosting via Indus’ web hosting services. The Magnox contract represented 6.2% and 10.5% of the Company’s revenues for the three months ended June 30, 2003 and 2002, respectively.

Revenue from Xcel Energy Inc. represented 2.3% and 11.9% of the Company’s revenues for the three months ended June 30, 2003 and 2002, respectively. Revenue from American Electric Power represented 13.9% and 3.1% of the Company’s revenues for the three months ended June 30, 2003 and 2002, respectively.

4. Restructuring Expenses

The Company recorded restructuring costs of $12,000 and $4.0 million for the three months ended June 30, 2003 and 2002, respectively.

Restructuring costs of $2.1 million and $10.2 million were recorded for 2000 and 2001 in connection with the ongoing relocation of the Company’s headquarters and certain administrative functions to Atlanta, Georgia, severance payments related to the elimination of 56 global positions, and charges representing the estimated excess lease costs associated with subleasing redundant San Francisco office space. This relocation was approved by the Board of Directors in July 2000 and included costs of approximately $2.8 million for severance pay for employees affected, and approximately $9.5 million for lease termination costs associated with reducing leased space in San Francisco. The San Francisco office leases expire May 31, 2008.

The Company recorded restructuring costs of approximately $3.4 million in the quarter ended March 31, 2002, as a result of the suspension of the United Kingdom Ministry of Defense project and the Company’s subsequent demobilization and reduction in workforce and required support office facilities. A formal restructuring plan was approved by the Board of Directors in March 2002 and included costs of approximately $947,000 for computer lease termination costs, approximately $728,000 of severance payments related to the elimination of 81 global positions, and approximately $1.7 million for lease termination costs associated with closing the Company’s Dallas office and reducing leased space in the Company’s Pittsburgh office. The Dallas lease expires December 31, 2005 and the Pittsburgh lease expires September 30, 2005.

In the three-month periods ended June 30 and December 31, 2002, the Company incurred additional restructuring expenses of $4.8 million relating to changes in the Company’s estimates of excess lease costs associated with subleasing redundant office space in San Francisco, Dallas and Pittsburgh. Due to the excess capacity of available lease space in the San Francisco market, lease rates have declined from approximately $60 per square foot at the beginning of 2001 to the $18-$20 per square foot range, which is below the Company’s actual lease cost of $45 per square foot. In Dallas and Pittsburgh, current lease rates for both markets are in the $10-$14 range, which is below the Company’s actual lease costs of $25-$26 per square foot.

In the three-month period ended March 31, 2003, the Company recorded restructuring expenses of $2.2 million related to a further space consolidation in the Company’s San Francisco offices. An additional floor was made available for sublease due to the cumulative effect of staff reductions. As noted in the preceding paragraph, there is excess space capacity in the San Francisco market. The lease cost of the floor made available for sublease approximates $45 per square foot, and market rates are in the $18 - $20 per square foot range.

The Company could incur future increases or decreases to its existing accruals in the event that the underlying assumptions used to develop the Company’s estimates of excess lease costs, such as the timing and the amount of any sublease income, change.

At the time of the acquisition of IUS, the Company recorded a liability for IUS employee severance costs as part of a plan to restructure the acquired operations. In connection with this plan, the Company recorded a liability of $675,000 representing anticipated severance costs in various job functions. The costs were recognized as a liability assumed in the purchase business combination. The liability will be paid entirely in cash, with the complete amount being paid in the fiscal year ending March 31, 2004. As of June 30, 2003, $320,000 has been paid in connection with these terminations.

The following is a summary of activity in the restructuring accrual for the three months ended June 30, 2003:

Company headquarters relocation:

	Severance and
(In thousands)	Related Costs	Equipment	Facilities	Total

Balance at March 31, 2003	$—	$—	$10,236	$10,236

Payments in Q1 2004	—	—	(516)	(516)
Accruals in Q1 2004	—	—	12	12
Adjustments in Q1 2004	—	—	—	—

Balance at June 30, 2003	$—	$—	$9,732	$9,732

MoD project suspension:

	Severance and
(In thousands)	Related Costs	Equipment	Facilities	Total

Balance at March 31, 2003	$5	$—	$2,015	$2,020

Payments in Q1 2004	—	—	(196)	(196)
Accruals in Q1 2004	—	—	—	—
Adjustments in Q1 2004	—	—	—	—

Balance at June 30, 2003	$5	$—	$1,819	$1,824

IUS Acquisition:

	Severance and
(In thousands)	Related Costs	Equipment	Facilities	Total

Balance at March 31, 2003	$675	$—	$—	$675

Payments in Q1 2004	(320)	—	—	(320)
Accruals in Q1 2004	—	—	—	—
Adjustments in Q1 2004	—	—	—	—

Balance at June 30, 2003	$355	$—	$—	$355

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

The Company has excluded all outstanding stock options, warrants and convertible notes to purchase common stock from the calculation of diluted net loss per share because all securities are antidilutive for all periods presented. As of June 30, 2003 and 2002, stock options, warrants and convertible notes to purchase common stock in the amount of 20.6 million and 8.9 million were outstanding. The 8% Convertible Notes, convertible into approximately 9.8 million shares of common stock upon receipt of the requisite approval of the Company’s stockholders, were outstanding at June 30, 2003. See Note 13.

The calculation of the weighted average number of shares outstanding for the three months ended June 30, 2003 and 2002 are as follows (in thousands):

	Three Months Ended
	June 30,

	2003	2002

Weighted average shares outstanding - used for basic	42,079	35,177

Weighted average shares outstanding and dilutive equivalents - used for diluted	42,079	35,177

6. Recent Accounting Pronouncements

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

On November 25, 2002, the FASB issued Interpretation No. 45, or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others”, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies”, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees, requiring that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. The Company adopted FIN 45 on January 1, 2003 and there was no financial impact associated with the adoption. Following is a summary of our agreements that we believe fall within the scope of FIN 45.

Our license and hosting agreements with customers generally contain infringement indemnity provisions. Under these agreements, we agree to indemnify, defend and hold harmless the customer in connection with patent, copyright, trademark or trade secret infringement claims made by third parties with respect to the customer’s authorized use of our products and services. The indemnity provisions generally provide for our control of defense and settlement and cover costs and damages finally awarded against the customer. The indemnity provisions also generally provide that if our products infringe, or in our opinion it is likely that they will be found to infringe, on the rights of a third party we will, at our option and expense, procure the right to use the infringing product, modify the product so it is no longer infringing, or return the product for a partial refund that reflects the reasonable value of prior use. We have not previously incurred costs to settle claims or pay awards under these indemnification obligations. As a result, we believe the estimated fair value of these obligations is nominal. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2003.

Our services agreements with customers sometimes also contain indemnity provisions for death, personal injury or property damage caused by our personnel or contractors in the course of performing services to customers. Under these agreements, we generally agree to indemnify, defend and hold harmless the customer in connection with death, personal injury and property damage claims made by third parties with respect to actions of our personnel or contractors. The indemnity provisions generally provide for our control of defense and settlement and cover costs and damages finally awarded against the customer.

The indemnity obligations contained in services agreements generally have no specified expiration date and no specified monetary limitation on the amount of award covered. We have not previously incurred costs to settle claims or pay awards under these indemnification obligations. As a result, we believe the estimated fair value of these obligations is nominal. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2003.

We generally warrant that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer for six months to a year, depending upon the software licensed. Additionally, we warrant that our services will be performed consistent with generally accepted industry standards or, in some instances, specific service levels through completion of the agreed upon services. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history; however, we have not incurred significant recurring expense under our product or service warranties. As a result, we believe the estimated fair value of these agreements is nominal. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2003.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities”. FIN 46 provides guidance for companies having ownership of variable interest entities, typically referred to as special purpose entities, in determining whether to consolidate such variable interest entities. FIN 46 has immediate applicability for variable interest entities created after January 31, 2003 or interests in variable interest entities obtained after that date. For interests in variable interest entities obtained prior to February 1, 2003, FIN 46 becomes effective on July 1, 2003. The Company does not believe that it is reasonably possible that it will consolidate or disclose information about a variable interest entity once FIN 46 becomes effective.

7.     Income Taxes

In March 2002, United States federal income tax laws were changed to allow for the carryback of net operating losses to the previous five years, whereas previously the maximum period of carryback was two years. In 2002, the Company received a refund of $3.0 million from the carryback of the 2001 loss to 1997. Application for the carryback of 2002 losses was made in March 2003, and the Company received a refund of $3.2 million in April 2003.

At June 30, 2003, the Company had a net operating loss of approximately $60.5 million, inclusive of losses through the first three months of the fiscal year ending March 31, 2004, to carry forward which, subject to certain limitations, may be used to offset future income through 2024.

8.     Stock Repurchase

In July 1999, the Company’s Board of Directors approved a stock repurchase program for up to 2.0 million shares of the Company’s outstanding common stock. The Company is authorized to use available cash to buy back its shares in open market transactions from time to time, subject to price and market conditions. As of June 30, 2003, the Company held as treasury stock 435,500 shares that had been repurchased under the program.

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

9.     Restricted Cash

Certain certificates of deposit, performance bonds, compensating balances and other accounts are considered restricted cash. The Company had restricted cash of approximately $6.3 million on June 30, 2003 and $5.4 million on March 31, 2003. Restricted cash of $6.3 million on June 30, 2003 includes $3.7 million classified as current assets and $2.6 million classified as non-current assets, included in the category investments and other assets. The $3.7 million restricted cash classified as current assets is comprised of a $3.0 million performance bond denominated in British pounds (GBP 1.8 million) maturing in July 2003, which was established in April 2002 for the Magnox project, and a $0.7 million compensating balance arrangement to support a standby letter of credit held by the Company’s insurance carrier, established in May 2003. The $2.6 million classified as non-current assets is comprised of a $2.3 million compensating balance arrangement to support a standby letter of credit for the same amount, held by the Company’s San Francisco office landlord, and a $0.3 million certificate of deposit used as security for a letter of credit.

The recoverability of the cash used for the performance bond is tied to satisfactory fulfillment of specific performance criteria in the Magnox contract. The $0.7 million in restricted cash used for the standby letter of credit with the insurance carrier is reduced monthly as the Company remits payments to the insurance carrier. The $2.6 million in restricted cash used for the standby letter of credit with the San Francisco office landlord will be recoverable upon fulfillment of the Company’s lease obligation in May 2008.

10.     Stock Based Compensation

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information net loss including pro forma compensation expense, net of tax for the three months ended June 30, 2003 and 2002, respectively, is as follows (in thousands except per share amounts):

	Three Months Ended
	June 30,

	2003	2002

Net loss as reported	$(4,924)	$(15,069)
Add: Total stock-based compensation expense determined under the intrinsic value method	7	24
Deduct: Total stock-based compensation expense determined under fair-value based method for all awards	(320)	(111)

Pro forma net loss	$(5,237)	$(15,156)

Loss per share:
Basic:
As reported	$(0.12)	$(0.43)

Pro forma	$(0.12)	$(0.43)

Diluted:
As reported	$(0.12)	$(0.43)

Pro forma	$(0.12)	$(0.43)

Shares used in computing per share data
Basic	42,079	35,177

Diluted	42,079	35,177

The weighted average fair value of options granted under all plans was $1.55 and $3.98 for the three months ended June 30, 2003 and 2002, respectively.

For employee stock options granted with exercise prices at or above the existing market, the Company records no compensation expense. Compensation costs for stock options granted to employees is measured by the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, as amended by SFAS No. 148 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for three months ended June 30, 2003 and 2002, respectively: risk free interest rate of 2.67% and 4.25%; dividend yields of 0%; volatility of 108% and 128%; and a weighted-average expected life of the option of 5 years.

11. Segment Information

Segment information is as follows (in thousands):

	Three Months Ended
	June 30,

	2003	2002

Revenues (based on selling location):
North America	$32,455	$23,026
United Kingdom	3,988	6,578
Others	1,782	1,428

Total consolidated revenues	$38,225	$31,032

Income (loss) from operations
North America	$2,460	$10,652
United Kingdom	16,892	3,267
Others	782	637
Corporate administrative and other expenses	(24,365)	(30,127)

Total consolidated loss from operations	$(4,231)	$(15,571)

Total assets:
North America	$98,943	$73,370
United Kingdom	19,905	25,559
Others	6,901	5,948

Total consolidated assets	$125,749	$104,877

The Company’s software license fee revenue is generated by two product groups: Enterprise Asset Management (“EAM”) solutions and Customer Information Systems (“CIS”) solutions. The following is license fee revenue by product group for the three months ended June 30, 2003 and 2002, respectively (in thousands):

	Three Months Ended
	June 30,

	2003	2002

License revenue by product group:
Enterprise Asset Management	$6,800	$4,310
Customer Information Systems	2,016	—

Total license revenue	$8,816	$4,310

12. Litigation

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

13.     Subsequent Event

On July 29, 2003, the Company’s stockholders approved the issuance of shares of the Company’s common stock, for issuance upon conversion of the Company’s 8% convertible notes, which were originally issued in March 2003 to finance a portion of the IUS acquisition. Upon stockholder approval, the Convertible Notes were automatically converted into shares of common stock at a price of $1.50 per share based on the face value of the Convertible Notes of approximately $14.5 million, plus accrued interest of approximately $172,000. The conversion resulted in the issuance of 9,751,859 additional shares of the Company’s common stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect management’s current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of phrases and expressions such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will” or other similar words or phrases. These statements, which speak only as of the date given, are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our expectations or projections. These risks include, but are not limited to, the successful integration of the acquisition of IUS, including the challenges inherent in diverting our management’s attention and resources from other strategic matters and from operational matters, the successful rationalization of the IUS business and products, ability to realize anticipated or any synergies or cost-savings from the acquisition, current market conditions for Indus’ and IUS products and services, our ability to achieve growth in our core product offerings and the combined Indus/IUS offerings, market acceptance and the success of Indus’ and IUS products, the success of our product development strategy, our competitive position, the ability to enter into new partnership arrangements and to retain existing partnership arrangements, uncertainty relating to and the management of personnel changes, timely development and introduction of new products, releases and product enhancements, current economic conditions and the timing and extent of a recovery, heightened security and war or terrorist acts in countries of the world that affect our business, and other risks identified in the section of this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Future Performance,” beginning on page 21. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Description of Business

Indus International, Inc. (the “Company” or “Indus”) is a leading provider of integrated enterprise asset management (“EAM”) and supply chain software and services products for capital-intensive industries worldwide that have very complex assets. Through its March 2003 acquisition of Indus Utility Systems, Inc. (“IUS”) (formerly SCT Utility Systems, Inc.) from Systems & Computer Technology Corporation, Indus has become a leading provider of customer relationship management (“CRM”) and customer information systems (“CIS”) software and services products to the energy and utilities markets.

Indus’ EAM solutions help its customers better manage the full array of their assets ad optimize their enterprises. The Company provides three principal EAM software solutions series – PassPort, EMPAC and Indus InSite.

PassPort and EMPAC are targeted to large market, asset-intensive industries, requiring complex functionality. Each provides a series of business applications and business process improvement service packages that meet the EAM needs of businesses such as utilities, oil and gas, pulp and paper, mining and metals, defense, and process. These products are designed for large-scale projects with extensive record keeping requirements and high transaction volume.

Indus InSite is tailored for less asset-intensive industries that can benefit from managing their distributed assets and facilities more efficiently. These industries include the facilities maintenance market in commercial and industrial real estate, health care, financial services, leisure properties, and government and educational facilities. The Company is combining the architecture of EMPAC with that of Indus InSite into a single product offering under the product name InSite. This new product offering will be comprised of InSite EE, intended for capital intensive industries, and InSite, for the less capital intensive industries.

Indus’ EAM products provide its customers with increased return on their investment by enabling them to match the work that must be done with the people, materials, tools, and permits required to do it. The more efficiently these resources are used, the greater the reliability in plant facility and factory availability, and the lower the related operating costs, thereby increasing the customers’ return on assets. Examples of customer benefits realized through Indus’ EAM products include:

•	Proper maintenance of equipment and facilities can prevent costly failures, limit disruptions, and minimize downtime;

•	More efficient use of personnel and better control of spare parts can reduce costs;

•	Properly maintained equipment can run at higher production speeds and have longer life cycles;

•	Delaying new equipment purchases lowers capital expenditures; and

•	Proper regulatory compliance facilitated by Indus’ solutions helps companies avoid fines and forced shutdowns.

As a premier EAM supplier of complex functionality to asset intensive industries, the Company’s PassPort, EMPAC and Indus InSite software products were licensed for use by over 300,000 end users in more than 40 countries at June 30, 2003.

Indus offers a broad array of CRM and CIS solutions to the energy and utilities markets. Banner Advantage (“Banner”) is the flagship CIS product and supports the core customer management and billing processes of utilities. Banner allows clients to acquire customers, generate customers’ bills, post payments to customers’ accounts and generate service orders. Banner is augmented by IUS’ complex billing solution, EnerLink, which helps energy and utility companies design, market, administer, and bill innovative pricing options, regardless of market requirements. A companion system to Banner, CRM Essentials, was developed specifically for the functionality requirements of the energy and utility industry. A single provider, Indus, is now positioned to offer the combined functionalities of Banner, EnerLink, and CRM Essentials as one complete solutions package, leveraging and extending the value of the utility’s CIS investment. Fuels Management Systems (“FMS”) manages the acquisition, transportation and inventory of fuels, primarily coal, used to generate electricity.

At the core of the Indus CIS offerings is the advanced architecture of the Banner product that is sold as an independent solution or packaged with other CIS products like EnerLink, CRM Essentials and FMS. Built on the Oracle9i application server technology, Banner features an adaptive infrastructure that takes advantage of Oracle’s world-class functionality for Internet and intranet deployment and streamlined business processes. It is recognized as a customer information solution, combining proven and scalable functionality to facilitate benefits such as:

•	Enterprise-wide access to information;

•	Cost controls for increased profitability;

•	Regulatory responsiveness;

•	Accurate information for making decisions;

•	Reduced cycle times from meter reading through billing to collection.

EnerLink is a complex billing solution that helps energy and utility companies use integrated applications to design, market, administer, and bill various pricing options — regardless of market requirements. This solution is for billing commercial and industrial customers, and includes the following features:

•	Flexible pricing options;

•	Robust rate modeling and bill calculation;

•	Support for a complex array of contract models;

•	Integrated data management;

•	Meter data access.

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

Also enhancing the Company’s CIS solution is the utility-specific layer of CRM functionality called CRM Essentials, designed specifically for the energy and utility marketplace. The CRM components can be deployed modularly, ensuring that the implementation targets specific business needs. These components include:

•	Business Intelligence and data warehousing;

•	Internet customer self-service and electronic bill payment and processing (EBPP);

•	Data mining to support targeted communications and targeted marketing;

•	Customer contact tracking and employee metrics;

•	Internal work routing and approval;

•	Service order scheduling and schedule optimization.

FMS manages the acquisition, transportation and inventory of fuels, primarily coal, used to generate electricity. This comprehensive system manages the most costly components of a utility or energy provider. As utility and energy providers focus on improving operations, FMS is a valuable asset to reduce cost and improve efficiencies. IUS currently has four customers using FMS to manage more than 20 power plants.

Critical Accounting Policies

Management’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, accounts receivable and allowance for doubtful accounts, and restructuring. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company has identified the following policies as critical to the Company’s business operations and the understanding of the Company’s results of operations. For a detailed discussion of the application of these and other accounting policies, see the Notes to Consolidated Financial Statements contained within the Company’s 2003 Transition Report on Form 10-K, as filed with the SEC.

Revenue Recognition:

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

Revenue is generated through two sources: (a) software license revenue and (b) service revenue. Software license revenue is generated from licensing the rights to use our products directly to end-users and indirectly, to a lesser extent, through third-party resellers. Service revenue is generated from sales of customer support services (maintenance contracts), consulting services, outsourcing, hosting services and training services performed for customers that license the Company’s products.

For license arrangements that do not require modification of the software, revenue is recognized in accordance with accounting standards for software companies, including Statement of Position, or SOP, 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 and SOP 98-9, related interpretations, including Technical Practice Aids, and SEC Staff Accounting Bulletin No. 101.

License revenue is recognized when a non-cancelable license agreement becomes effective as evidenced by a signed contract, product shipment, a fixed or determinable license fee, and assurance of collection. If the license fee is not fixed or determinable, revenue is recognized as payments become due from the customer. If a nonstandard acceptance period is provided, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

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

Revenue from the Company’s consulting and implementation services is generally time and material based and is recognized as the work is performed. Delays in project implementation will result in delays in revenue recognition. Some professional consulting services involve fixed-price and/or fixed-time arrangements and are recognized using contract accounting, which requires the accurate estimation of the cost, scope and duration of each engagement. Revenue and the related costs for these projects are recognized on the percentage-of-completion method, with progress-to-completion measured by using labor cost inputs and with revisions to estimates reflected in the period in which changes become known. Project losses are provided for in their entirety in the period they become known, without regard to the percentage-of-completion. If the Company does not accurately estimate the resources required or the scope of work to be performed, or does not manage its projects properly within the planned periods of time or satisfy its obligations under the contracts, then future consulting margins on these projects may be negatively affected or losses on existing contracts may need to be recognized.

Revenue from maintenance and support services is recognized ratably over the term of the contract, typically one year.

Revenue from outsourcing and web hosting (also referred to as “ASP” or application service provider) services is recognized based upon contractually agreed upon rates per user or service, over a contractually defined time period.

Accounts Receivable and Allowance for Doubtful Accounts:

Billed and unbilled accounts receivable comprise trade receivables that are credit based and do not require collateral. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability or failure of its customers to make required payments. This allowance is formula-based, supplemented by an evaluation of specific accounts where there may be collectibility risk. If the methodology the Company uses to calculate this allowance does not properly reflect future collections, revenue could be overstated or understated. On an ongoing basis, the Company evaluates the collectibility of accounts receivable based upon historical collections and an assessment of the collectibility of specific accounts. The Company evaluates the collectibility of specific accounts using a combination of factors, including the age of the outstanding balance(s), evaluation of the account’s financial condition and credit scores, recent payment history, and discussions with the Company’s account executive for the specific customer and with the customer directly. Based upon this evaluation of the collectibility of accounts receivable, any increase or decrease required in the allowance for doubtful accounts is reflected in the period in which the evaluation indicates that a change is necessary. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts was $2.9 million as of June 30, 2003 and $4.4 million as of March 31, 2003. The reduction in the allowance from March 31, 2003 to June 30, 2003 is due to the write off of invoices related to a specific customer dispute. The amount written-off was fully included in the March 31, 2003 allowance for doubtful accounts.

The Company generates a significant portion of revenues and corresponding accounts receivable from sales to the utility industry. As of June 30, 2003, approximately $17.3 million of the Company’s gross billed accounts receivable were attributable to software license fees and services sales to utility customers. In determining the Company’s allowance for doubtful accounts, the Company has considered the utility industry’s financial condition, as well as the financial condition of individual utility customers. Recently there have been well-publicized issues with certain utility companies as a result of activities in the unregulated wholesale sectors. While our utility industry customers are generally in the regulated or retail sector, their unregulated affiliated activities might affect our ability to collect amount due. We monitor the credit status of our customers and, where deemed necessary, provide for potential uncollectibility.

The Company generates a significant portion of its revenues and corresponding accounts receivable through sales denominated in currencies other than the U.S. Dollar. As of June 30, 2003, approximately $3.1 million of the Company’s gross billed accounts receivable were denominated in foreign currencies, of which approximately $1.5 million were denominated in British Pounds (GBP). Historically, the foreign currency gains and losses on these receivables have not been significant, and the Company has determined that foreign currency derivative products are not required to hedge the Company’s exposure. If there were a significant decline in the GBP exchange rate, the U.S. Dollar equivalents received from the Company’s customers could be significantly less than the reported amount. A decline in the exchange rate of the GBP to the U.S. Dollar of 10% from the rate as of June 30, 2003 would result in the Company receiving $150,000 less if the GBP were converted to U.S. Dollars at that new rate.

Valuation of intangible assets and goodwill:

The IUS acquisition has resulted in the recording of goodwill, which represents the excess of the purchase price over the fair value of assets acquired, as well as other definite-lived intangible assets.

Under present accounting rules (SFAS No. 142), goodwill is no longer subject to amortization; instead it is subject to new impairment testing criteria. Other acquired intangible assets will continue to be amortized over their estimated useful lives, although those with indefinite lives are not to be amortized but are tested at least annually for impairment, using a lower of cost or fair value approach. The Company did not identify any asset impairment at March 31, 2003 and will continue to test for impairment on an annual basis at the fiscal year end (March 31), or on an interim basis if circumstances change that would indicate the possibility of impairment. The impairment review requires an analysis of future projections and assumptions about the Company’s operating performance. Should such a review indicate the assets are impaired, an expense would be recorded for the impaired assets.

Restructuring:

The Company has accrued the cost of redundant leased office space in San Francisco, CA, Dallas, TX and Pittsburgh, PA through restructuring charges in the period from January 1, 2000 through June 30, 2003. The accrual is included in the consolidated financial statements in Other Accrued Liabilities for amounts due within one year and Obligations under Capital Leases and Other Liabilities for amounts due after one year. The redundant office space was a result of the Company’s relocation of its headquarters and certain administrative functions from San Francisco, CA to Atlanta, GA in 2000 and 2001, and the suspension of the United Kingdom Ministry of Defense contract in 2002. Additions to the accrual were made in 2002 and 2003 due to additional vacated office space and the deterioration of the rental markets in all three locations; this deterioration has resulted in the Company receiving less than anticipated amounts in sublease arrangements due to lower lease rates and longer times taken to sublease the office space. The Company reviews this accrual and evaluates its adequacy on an ongoing basis. Should rental conditions deteriorate to the point where the redundant office space is not ever leased, the Company will incur additional charges totaling approximately $1.6 million over the period from fiscal year 2004 through 2008. Should rental conditions improve, it is possible that higher than anticipated sublease income will be generated. Any required increase or decrease in this accrual will be reflected in the period in which the evaluation indicates that a change is necessary.

Consolidated Results of Operations

The following table sets forth for the periods indicated the percentage of total revenues represented by certain line items in the Company’s consolidated statements of operations:

Percentage of Total Revenues

	Three Months Ended
	June 30,

	2003	2002

Revenues:
Software licensing fees	23.1%	13.9%
Services:
Support, Outsourcing and Hosting	39.3%	31.8%
Consulting, Training and other	37.6%	54.3%

Total services	76.9%	86.1%

Total revenues	100.0%	100.0%

Cost of revenues:
Software licensing fees	0.6%	6.0%
Services:
Support, Outsourcing and Hosting	14.8%	9.5%
Consulting, Training and other	31.9%	37.6%

Total services	46.7%	47.1%

Total cost of revenues	47.3%	53.1%

	52.7%	46.9%

Operating expenses:
Research and development	27.5%	39.6%
Sales and marketing	21.9%	24.2%
General and administrative	14.3%	20.3%
Restructuring expenses	0.0%	13.0%

Total operating expenses	63.7%	97.1%

Loss from operations	(11.0%)	(50.2%)
Interest and other income (expense)	(1.3%)	2.6%

Loss before income taxes	(12.3%)	(47.6%)
Provision for income taxes	0.6%	1.0%

Net loss	(12.9%)	(48.6%)

Revenues. The Company’s revenues are derived from software licensing fees and from services, which include customer support, consulting, outsourcing, hosting and training. During the three months ended June 30, 2003, total revenues increased 23% to $38.2 million, as compared to $31.0 million in the same period of 2002.

Revenues from software licensing fees were 23% and 14% of total revenues for the three months ended June 30, 2003 and 2002, respectively. Revenues from software licensing fees increased 105% to $8.8 million in the quarter ended June 30, 2003 from $4.3 million for the same period of 2002. The increase in revenues from software license fees is a result of recognition of $4.2 million in revenue previously deferred, as the criteria for revenue recognition was met during the period, as well as higher recognized license fees from newly executed license contracts.

Revenues from services were 77% and 86% of total revenues for the three months ended June 30, 2003 and 2002, respectively, increasing by 10% to $29.4 million for the three months ended June 30, 2003 from $26.7 million in the same period of 2002. Revenues from support, outsourcing and hosting services increased by 52% to $15.0 million for the three months ended June 30, 2003 from $9.9 million in the same period of 2002. This increase was attributable to inclusion of revenue of $5.1 million from IUS operations in June 30, 2003 results. Revenues from consulting services, training services and other decreased by

14.7% from $16.9 million to $14.4 million for the three months ended June 30, 2002 and 2003, respectively. This decrease was due to the completion or wind-down of several significant contracts over the previous twelve months and to the Company’s low level of new license bookings during 2002, offset by $6.7 million in revenue from the inclusion of IUS operations in the three months ended June 30, 2003.

From a geographic perspective, during the three months ended June 30, 2003, 85% of revenues were generated in North America, 12% of revenues were generated in EMEA (Europe, Middle East and Africa), and the remaining 3% were generated in APAC (Asia and the Pacific Rim), as compared to 74% of revenues from North America, 22% from EMEA and 4% from APAC during the three months ended June 30, 2002. The increase in percentage of revenues from North America is reflective of the acquired IUS business, which licenses software and sells its services primarily in North America. As most of the Company’s contracts for the three months ending June 30, 2003 and 2002 are denominated in U.S. dollars, foreign currency fluctuations did not significantly impact the Company’s results of operations during these periods.

The Company had total deferred revenue of $38.3 million as of June 30, 2003 and $50.6 million as of March 31, 2003. The Company had deferred licensing revenue in the amount of $11.2 million at June 30, 2003 and $17.0 million at March 31, 2003. The decrease in deferred licensing revenue reflects more recognition of revenue from the deferred license bookings generated prior to March 31, 2003 and more recognition of revenue from new license contracts executed during the three months ended June 30, 2003.

Cost of Revenues. Cost of revenues consists of (i) personnel and related costs for implementation and consulting services, (ii) personnel and related costs for training and customer support services, (iii) amortization of license fees paid to third parties for inclusion of their products in the Company’s software, and (iv) personnel, data maintenance and related costs for web hosting services. Gross profits on license fees are substantially higher than gross profits on services revenues, due to the relatively high personnel costs associated with providing implementation, maintenance, consulting, training and web hosting services.

The cost of licensing revenue was $0.2 million and $1.9 million for the three months ended June 30, 2003 and 2002, respectively. Gross margins on licensing fees were 97% and 57% during the three months ended June 30, 2003 and 2002, respectively. The higher cost of licensing revenue in 2002 and lower 2002 margin are the result of the product mix where license fees recognized in 2002 were more dependent on third party products than license fees recognized in 2003, along with additional amortization of third-party contracts to better reflect their useful lives.

The cost of services was $17.9 million and $14.6 million for the three months ended June 30, 2003 and 2002, respectively. Gross margins on services were 39% and 45% during the three months ended June 30, 2003 and 2002, respectively. Support, outsourcing and hosting services margins decreased to 62% from 70% for the three months ended June 30, 2003 and 2002, respectively. The decrease was attributable to inclusion of lower margin outsourcing services from the inclusion of the IUS operations in 2003 in the results for the three months ended June 30, 2003. Consulting services, training services and other margin decreased from to 15% from 31% for the three months ended June 30, 2003 and 2002, respectively. The decrease in margin was a result of the decline in consulting services revenue as well as severance costs incurred to align staff levels to anticipated demand.

Total gross margin as a percentage of revenues increased to 53% for the three months ended June 30, 2003 from 47% for the same period in 2002. The increase in overall gross margins resulted from more higher-margin license revenues recognized during the three months ended June 30, 2003 as compared to the three months ended June 30, 2002.

Research and Development. Research and development expenses consist of personnel and related costs, computer processing costs and third party consultant fees directly attributable to the development of new software application products and enhancements to existing products.

Research and development expenses decreased 14% to $10.5 million in the three months ended June 30, 2003 from $12.3 million in the same period of 2002 and represented 28% and 40%, respectively, of total revenues in those three-month periods. The decrease in research and development expenses in the three months ended June 30, 2003 was due to staffing reductions and capitalization of $1.3 million in software development costs related to creating a version of the PassPort product to meet market requirements in Japan and other Asian countries, fully offsetting the inclusion of IUS’ development costs in 2003.

Sales and Marketing. Sales and marketing expenses include personnel costs, sales commissions, and the costs of advertising, public relations, and participation in industry conferences and trade shows.

Sales and marketing expenses increased 11% to $8.4 million in the three months ended June 30, 2003 from $7.5 million in the same period of 2002. As a percentage of total revenues, sales and marketing expenses were 22% and 24% for the three months ended June 30, 2003 and 2002, respectively. The increase in sales and marketing expenses was due to the inclusion of IUS sales and marketing expenses of $2.1 million and higher commission expense of $0.5 million on higher license revenue.

General and Administrative. General and administrative expenses include personnel and other costs of the Company’s finance, human resources and administrative operations.

General and administrative expenses decreased 14% to $5.4 million in the three months ended June 30, 2003 from $6.3 million in the same period of 2002. As a percentage of total revenues, general and administrative expenses were 14% and 20% for the three months ended June 30, 2003 and 2002.

The decrease in general and administrative expenses in the three months ended June 30, 2003 is due to inclusion of $3.0 million in separation charges for the Company’s Chief Executive Officer and Chief Operating Officer in the three months ended June 30, 2002 and ongoing cost controls, offset by IUS general and administrative expenses of $1.8 million included in the results for the three months ended June 30, 2003.

Restructuring Expenses. The Company recorded $12,000 and $4.0 million in restructuring charges in the three months ended June 30, 2003 and 2002, respectively.

Interest Income, Other Income/Expense and Interest Expense. Interest income is generated from the Company’s investments in marketable securities and interest-bearing cash and cash equivalents. Other income (expense) is generated from foreign exchange gains or losses from the Company’s intercompany cash transfers. Interest income and other income (expense) decreased 160% for the three months ended June 30, 2003 from $0.8 million for the same period in 2002. The decrease is a result of foreign exchange loss, a decrease in the average cash balances available for investment for the period and lower market interest rates.

Interest expense is related to debt financing used to fund the March 5, 2003 IUS acquisition and capital lease arrangements. In connection with the acquisition of IUS, the Company executed a promissory note in the principal amount of $10 million in favor of SCT Financial Corporation, a subsidiary of Systems and Computer Technology Corporation, secured by a mortgage on IUS real property. This note is due on September 5, 2003 and bears interest at 6% per year. The Company also issued 8% Convertible Notes which were due on December 5, 2003. As a result of this activity, interest expense increased from $18,000 for the three months ended June 30, 2002 to $458,000 for the three months ended June 30, 2003. The 8% Convertible Notes were converted into Company common stock on July 29, 2003.

Provision for Income Taxes. The provision for income taxes of $211,000 and $300,000 in the three months ended June 30, 2003 and 2002, respectively, includes federal, state and foreign income taxes. As of June 30, 2003, the Company has net operating loss carryforwards, for federal income tax purposes, of approximately $60.5 million, which, subject to certain limitations, may be used to offset future income through 2024. As of June 30, 2003, the Company had a net operating loss carryforward of approximately $6.5 million related to stock option deductions. The tax benefit for this carryforward will be directly allocated to contributed capital as realized.

Liquidity and Capital Resources

As of June 30, 2003, the Company’s principal sources of liquidity consisted of approximately $29.5 million in cash and cash equivalents, $0.6 million in short-term marketable securities, and $3.7 million in short-term restricted cash and $2.6 million in long-term restricted cash, for a total of $36.4 million, as compared to $38.9 million at March 31, 2003, and $54.1 million at June 30, 2002. The Company had a revolving bank line of credit of $15.0 million, which required a restricted compensating balance to be provided for any amounts borrowed against the facility. The revolving credit facility expired on May 31, 2003. The Company presently intends to enter into a new credit facility, subject to negotiation of favorable terms.

The Company maintained two standby letters of credit at June 30, 2003 in the amount of approximately $3.0 million. These letters of credit require the Company to maintain a corresponding compensating balance equal to the amount of the letters of credit.

Cash used in operating activities was $6.5 million for the three months ended June 30, 2003. The Company generated $8.5 million of cash from accounts receivable reductions and $3.2 million in US federal income tax refunds, which offset the cash used to finance the Company’s $4.9 million net loss for the period and other working capital usage, including a $12.6 million decrease in deferred revenue due to the Company recognizing more license revenue from the deferred revenue account than was added to that account from new license bookings during the first three months of fiscal year 2004.

Cash generated from investing activities was $2.2 million for the three months ended June 30, 2003. The receipt of a purchase price adjustment related to the IUS acquisition provided cash of $3.3 million. Capital expenditures primarily in support of the Company’s internal information systems were $0.5 million for the three months ended June 30, 2003. Restricted cash increased by $0.7 million related to a compensating balance arrangement necessary to support a standby letter of credit.

Cash used in financing activities was $60,000 for the three months ended June 30, 2003.

There was a positive $1.2 million impact on cash from the effect of foreign exchange rate differences during the three months ended June 30, 2003.

As of June 30, 2003, the Company’s primary commitments are its leased office space in Atlanta, Georgia, San Francisco, California, and Woking, England. The Company leases its office space under non-cancelable lease agreements that expire at various times through 2012.

On March 5, 2003, the Company completed a private placement, selling 6,826,664 shares of its common stock at an aggregate purchase price of approximately $10.2 million and issuing its 8% Convertible Notes in an aggregate principal amount of approximately $14.5 million. The 8% Convertible Notes were converted into 9,761,859 shares of common stock on July 29, 2003, upon receipt of approval for issuance of additional shares by the Company’s stockholders. The proceeds of this private placement were used to finance a portion of the purchase price for the Company’s acquisition of IUS.

Also, in connection with the acquisition of IUS, the Company executed a promissory note in the principal amount of $10.0 million in favor of SCT Financial Corporation, a subsidiary of Systems and Computer Technology Corporation. This note is due on September 5, 2003 and bears interest at 6% per year. IUS is a guarantor of the note and this guaranty is secured by certain real property owned by IUS. The Company intends to repay the note to SCT Financial Corporation prior to its maturity with the proceeds of a third-party mortgage on the IUS real property or other financing transaction. The Company believes that the fair market value of the property is approximately $19.1 million. As a result of discussions with the commercial lenders, the Company expects that the proceeds of any financing transaction with respect to the property will be sufficient to repay in full the note to SCT Financial Corporation.

The cost of the IUS acquisition approximated $35.8 million, which the Company financed with approximately $24.8 million from the private placement and the $10.0 million promissory note in favor of SCT Financial Corporation. The Company does not believe that the costs of transition of IUS will have a material effect on the Company’s liquidity in the current fiscal year.

Except for operating/capital leases, the Company has no guarantees of debt or similar capital commitments to third parties, written options on non-financial assets, standby repurchase agreements, or other commercial commitments. The Company does not anticipate any material capital expenditures for the next 12 months.

The Company believes that its existing cash, cash equivalents and marketable securities, together with anticipated cash flows from operations, will be sufficient to meet its cash requirements for at least the next 12 months. However, if management is not successful in completing the refinancing of the note to SCT Financial Corporation, the Company will have to pay $10.0 million to SCT Financial Corporation upon maturity of the note on September 5, 2003. Such occurrence could result in a material adverse effect on the Company’s financial condition.

The foregoing statement regarding the Company’s expectations for continued liquidity is a forward-looking statement, and actual results may differ materially depending on a variety of factors, including variable operating results, continued operating losses, presently unexpected uses of cash and the factors discussed under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Future Performance”.

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

We generated net operating losses of $4.9 million and used cash of approximately $3.2 million in the three months ended June 30, 2003. For the transition period January 1, 2003 to March 31, 2003, we generated net operating losses of $9.9 million and used cash of approximately $4.9 million. We generated net operating losses of $33.8 million and used cash of approximately $22.4 million in the full year of 2002. We do not expect to be profitable or cash flow positive until the first quarter of calendar 2004, but we may not be profitable or cash flow positive then or in any future quarters. Our inability to produce future profitability or positive cash flow will negatively affect our capacity to implement our business strategy and may require us to take actions in the short-term that will impair the long-term prospects of our business. Our inability to produce future profitability or positive cash flow may also result in liquidity problems and impair our ability to finance our continuing business operations on terms that are acceptable to us.

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

If we are required to repay our note to SCT Financial Corporation, we may have liquidity difficulties.

In connection with the acquisition of IUS, we executed a promissory note in the principal amount of $10.0 million in favor of SCT Financial Corporation, a subsidiary of Systems and Computer Technology Corporation. This note is due on September 5, 2003 and bears interest at 6% per year. IUS, now a wholly owned subsidiary of the Company, is a guarantor of the note and this guaranty is secured by certain real property owned by IUS. We intend to repay the note to SCT Financial Corporation prior to its maturity with the proceeds of a third-party, commercial mortgage on the IUS’ real property or other financing transaction. We believe that the fair market value of the property is approximately $19.1 million. As a result of discussions with commercial lenders, we expect the proceeds of any financing transaction with respect to the property will be sufficient to repay the note to SCT Financial Corporation. However, we cannot assure investors that we will be able to refinance the note to SCT Financial Corporation in a timely manner or on terms that are acceptable to us. In such event, we may be required to repay the principal and interest on the note out of cash on hand, which would materially adversely affect our liquidity. If we are unable to repay the principal and interest on the note, SCT Financial may foreclose on the security and seek to sell the real property to pay off our obligations.

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

We have taken charges for restructuring of $2.1 million in 2000, $10.2 million in 2001, $8.2 million in 2002, $2.2 million in the transition period ended March 31, 2003, and $12,000 in the three months ended June 30, 2003, and there can be no assurance that additional charges for restructuring expenses will not be taken in future years. Significant future restructuring charges could cause financial results to be unfavorable.

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

We believe that our future growth also will depend on developing and maintaining successful strategic relationships or partnerships with systems integrators and other technology companies. Our strategy is to continue to increase the proportion of customers served through these indirect channels. We are currently investing, and plan to continue to invest, significant resources to develop these indirect channels. This investment could adversely affect our operating results if these efforts do not generate license and service revenue necessary to offset this investment. Also, our inability to partner with our technology companies and qualified systems integrators could adversely affect our results of operations. Because lower unit prices are typically charged on sales made through indirect channels, increased indirect sales could reduce our average selling prices and result in lower gross margins. In addition, sales of our products through indirect channels may reduce our consulting service revenues, as the third-party systems integrators provide these services. As indirect sales increase, our direct contact with our customer base will decrease, and we may have more difficulty accurately forecasting sales, evaluating customer satisfaction and recognizing emerging customer requirements. Further, in these cases, we depend heavily on these third-party integrators to install our products and to train customers to us our products. Incorrect product installation, failure to properly train the customer, or general failure of an integrator to satisfy the customer could have a negative effect on our relationship with the integrator and the customer. Such problems could damage our reputation and the reputation of our products and services. In addition, we may face additional competition from these systems integrators and third-party software providers who develop, acquire or market products competitive with our products.

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

International revenues (from sales outside the United States) accounted for approximately 31%, 41% and 34% of total revenues for the years ended December 31, 2000, 2001 and 2002, respectively, and 35% of total revenues for the transition period ended March 31, 2003. During the three months ended June 30, 2003, international revenues accounted for approximately 18% of total revenues. We maintain an operational presence and have established support offices in the United Kingdom, Canada, Australia, France and Japan. We expect international sales to continue to become a more significant component of our business. However, there can be no assurance that we will be able to maintain or increase international market demand for our products. In addition, international expansion may require us to establish additional foreign operations and hire additional personnel. This may require significant management attention and financial resources and could adversely affect our operating margin. To the extent we are unable to expand foreign operations in a timely manner, our growth, if any, in international sales will be limited, and our business, operating results and financial condition could be materially and adversely affected.

Exchange rate fluctuations between the U.S. Dollar and other currencies in which we do business may result in currency translation losses.

At June 30, 2003, a significant portion of our cash was held in Pound Sterling or other foreign currencies (Australian Dollars, Canadian Dollars, Euros, and Japanese Yen). In the future, we may need to exchange some of the cash held in Pound Sterling, or other foreign currencies, to U.S. Dollars. We do not engage in hedging transactions, and an unfavorable foreign exchange rate at the time of conversion to U.S. Dollars would adversely affect the net fair value of the foreign denominated cash upon conversion.

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

Our success is heavily dependent upon our proprietary technology. We rely on a combination of the protections provided under applicable copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements, to establish and protect our proprietary rights. As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors and corporate partners, and license agreements with respect to our software, documentation and other proprietary information. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of our products or to reverse engineer or obtain and use information that we regard as proprietary, to use our products or technology without authorization, or to develop similar technology independently. Moreover, the laws of some other countries do not protect our proprietary rights to the same extent as do the laws of the United States. Furthermore, we have no patents and existing copyright laws afford only limited protection. We license source code for certain of our products and providing such source code may increase the likelihood of misappropriation or other misuses of our intellectual property. Accordingly, there can be no assurance that we will be able to protect our proprietary software against unauthorized third-party copying or use, which could adversely affect our competitive position.

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

The market price of our common stock could drop as a result of sales of large numbers of shares in the market, or the perception that such sales could occur. We financed a portion of the purchase price of the acquisition of IUS through the sale of approximately 6.8 million shares of our common stock and $14.5 million aggregate principal amount of Convertible Notes that automatically converted into approximately 9.8 million shares of common stock upon approval by our stockholders on July 29, 2003.

We filed a registration statement to register approximately 6.8 million shares for resale, which has been declared effective by the Commission, and these shares are freely transferable without restriction or further registration under the Securities Act of 1933. We have also filed a registration statement to register for resale the approximately 9.8 million shares of our common stock that were issued upon the conversion. Once that registration statement is declared effective by the Commission, those shares will also be freely transferable.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company’s cash flow can be exposed to market risks in the form of changes in interest rates in its short-term borrowings available under its revolving bank line of credit as well as its investments in certain available-for-sale securities. The Company’s cash management and investment policies restrict investments to highly liquid, low risk debt instruments. The Company currently does not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move (decrease in) interest rates along the entire interest rate yield curve would adversely affect the net fair value of all interest sensitive financial instruments by approximately $0.3 million at June 30, 2003.

We provide our services to customers in the United States, Europe, Asia Pacific and elsewhere throughout the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Sales are primarily made in U.S. Dollars; however, as we continue to expand our operations, more of our contracts may be denominated in Australian and Canadian Dollars, Pound Sterling, Euros and Japanese Yen. A strengthening of the U.S. Dollar could make our products less competitive in foreign markets. A hypothetical 5% unfavorable foreign currency exchange move versus the U.S. Dollar, across all foreign currencies, would adversely affect the net fair value of foreign denominated cash, cash equivalent and investment financial instruments by approximately $1.2 million at June 30, 2003.

ITEM 4. CONTROLS AND PROCEDURES

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

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, the Chief Executive Officer along with the Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective, in all material respects, in the timely alerting of them to material information relating to our company and its consolidated subsidiaries required to be included in our Exchange Act reports. There has not been any change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 5, 2003, the Company completed a private placement to accredited investors under Section 506 of Regulation D, selling 6,826,664 shares of its common stock at an aggregate purchase price of approximately $10.3 million and issuing its 8% Convertible Notes in an aggregate principal amount of approximately $14.5 million. The 8% Convertible Notes were converted into 9,791,859 shares of common stock, upon receipt of approval by the Company’s stockholders on July 29, 2003. The proceeds of this private placement were used to finance a portion of the purchase price for the Company’s acquisition of IUS. We paid approximately $1.2 million in fees to a placement agent in connection with this private placement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders on July 29, 2003.

a.	Gayle A. Crowell., Edward Grzedzinski, William H. Janeway, C. Frederick Lane, Thomas R. Madison, Jr., Douglas S. Massingill and Thomas E. Timbie were each elected to the Board of Directors at the Company’s annual meeting.

b.	At the annual meeting, the Company’s stockholders voted on the following matters:

1)	The election of seven Directors. All Directors nominated were elected.

Name of Nominee	Number of Votes For	Number of Votes Withheld

Gayle A. Crowell	29,533,363	2,346,983
Edward Grzedzinski	31,180,334	700,012
William H. Janeway	31,151,045	729,301
C. Frederick Lane	31,176,226	704,120
Thomas R. Madison, Jr.	29,530,577	2,349,769
Douglas S. Massingill	31,175,040	705,306
Thomas E. Timbie	29,557,116	2,323,230

2)	Approval of the issuance of Common Stock upon the conversion of the Company’s 8% Convertible Notes. There were 19,511,612 votes cast in favor of the issuance of Common Stock and 767,704 votes were cast against it. There were 4,500 abstentions and zero broker non-votes.

3)	Adoption and approval of the Company’s 2003 Employee Stock Purchase Plan. There were 21,138,025 votes cast in favor of the adoption and approval of the plan and 1,311,888 votes were cast against it. There were 189,568 abstentions and zero broker non-votes.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The Company filed the following Reports on Form 8-K during the quarter ended June 30, 2003.

a.	Current Report on Form 8-K filed April 10, 2003 regarding change in fiscal year end.

b.	Current Report on Form 8-K filed May 14, 2003 regarding historical and pro forma financial information in connection with the acquisition of IUS.

c.	Current Report on Form 8-K filed May 15, 2003 announcing financial results for the quarter ended March 31, 2003.

The following exhibits are filed herewith or are incorporated by reference.

Exhibit
Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of CFO

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDUS INTERNATIONAL, INC.
(Registrant)

Date: August 13, 2003
/s/ Jeffrey A. Babka

Jeffrey A. Babka
Executive Vice President Finance and
Administration and Chief Financial Officer
Principal Financial & Accounting Officer

Exhibit Index

Exhibit
Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of CFO