Form 10-Q
period 2003-09-30
INDUS INTERNATIONAL INC
filed 2003-11-10
CIK 1041333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-22993

INDUS INTERNATIONAL, INC.
(Exact name of Registrant issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3273443 (I.R.S. Employer Identification No.)

3301 Windy Ridge Parkway, Atlanta, Georgia (Address of principal executive offices)	30339 (Zip code)

(770) 952-8444
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X            No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes    No _X_

As of November 5, 2003, the Registrant had outstanding 51,913,437 shares of Common Stock, $.001 par value per share.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDUS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2003	March 31, 2003

ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$28,117	$32,667
Marketable securities	—	757
Restricted cash, current	437	2,834
Billed accounts receivable, net of allowance for doubtful accounts of $2,166 at September 30, 2003 and $4,375 at March 31, 2003	19,728	26,301
Unbilled accounts receivable	7,892	12,841
Income tax receivable	540	5,226
Other current assets	4,008	8,634

Total current assets	60,722	89,260
Property and equipment, net	35,368	38,088
Acquired intangible assets	12,137	13,258
Restricted cash, non-current	5,492	2,601
Investments and other assets	4,048	1,303
Total assets	$117,767	$144,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable	$767	$24,516
Accounts payable	5,104	5,102
Income tax payable	5,104	5,038
Other accrued liabilities	18,138	20,568
Current portion of obligations under capital leases	176	274
Deferred revenue	35,340	50,604

Total current liabilities	64,629	106,102
Note payable	10,679	—
Obligations under capital leases and other liabilities	8,540	9,974
Stockholders’ equity:
Common stock	52	42
Additional paid-in capital	149,254	135,279
Treasury stock	(4,681)	(4,681)
Deferred compensation	(60)	(79)
Accumulated deficit	(111,430)	(101,943)
Accumulated other comprehensive loss	784	(184)

Total stockholders’ equity	33,919	28,434
Total liabilities and stockholders’ equity	$117,767	$144,510

See accompanying notes.

INDUS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues:
Software license fees	$5,263	$3,057	$14,079	$7,367
Services:
Support, Outsourcing and Hosting	14,037	8,505	29,061	18,362
Consulting, Training and other	14,705	14,895	29,091	31,760

Total services	28,742	23,400	58,152	50,122

Total revenues	34,005	26,457	72,231	57,489

Cost of revenues:
Software license fees	149	446	378	2,309
Services:
Support, Outsourcing and Hosting	4,996	2,913	10,654	5,862
Consulting, Training and other	10,341	10,510	22,546	22,173

Total services	15,337	13,423	33,200	28,035

Total cost of revenues	15,486	13,869	33,578	30,344

Gross margin	18,519	12,588	38,653	27,145

Operating expenses:
Research and development	8,769	10,607	19,314	22,879
Sales and marketing	8,835	7,256	17,194	14,774
General and administrative	5,075	2,767	10,525	9,076
Restructuring expenses	11	—	23	4,029

Total operating expenses	22,690	20,630	47,056	50,758

Loss from operations	(4,171)	(8,042)	(8,403)	(23,613)
Interest and other income (expense)	(10)	31	(491)	833

Loss before income taxes	(4,181)	(8,011)	(8,894)	(22,780)
Provision (benefit) for income taxes	382	(4,728)	593	(4,428)

Net loss	$(4,563)	$(3,283)	$(9,487)	$(18,352)

Net loss per share:
Basic	$(0.09)	$(0.09)	$(0.21)	$(0.52)

Diluted	$(0.09)	$(0.09)	$(0.21)	$(0.52)

Shares used in computing per share data
Basic	48,922	35,175	45,519	35,303
Diluted	48,922	35,175	45,519	35,303

See accompanying notes.

INDUS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(9,487)	$(18,352)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,562	4,331
Changes in operating assets and liabilities:
Billed accounts receivable	6,942	3,609
Unbilled accounts receivable	4,999	5,879
Other current assets	649	2,523
Other accrued liabilities	(4,022)	1,205
Deferred revenue	(15,616)	(7,800)
Other operating assets and liabilities	2,207	(2,696)

Net cash used in operating activities	(8,766)	(11,301)

Cash flows from investing activities:
Purchase of marketable securities	(1,949)	(32,467)
Sale of marketable securities	2,706	32,743
Increase in restricted cash	(343)	(4,903)
Acquisition of business	(6,832)	—
Acquisition of property and equipment	(1,829)	(1,457)

Net cash used in investing activities	(8,247)	(6,084)

Cash flows from financing activities:
Proceeds from issuance of note payable	11,466	—
Payments of capital leases	(133)	(106)
Proceeds from issuance of common stock	268	649
Purchase of treasury stock	—	(2,500)

Net cash (used in) provided by financing activities	11,581	(1,957)

Effect of exchange rate differences on cash	882	1,242
Net decrease in cash and cash equivalents	(4,550)	(18,100)
Cash and cash equivalents at beginning of period	32,667	61,062

Cash and cash equivalents at end of period	$28,117	$42,962

Supplemental noncash financing activities:
Capital leases addition	$—	$557

Conversion of convertible notes into common stock	$13,716	$—

See accompanying notes.

INDUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial information has been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s (“SEC”) rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position at September 30, 2003 and results of operations and cash flows for all periods presented have been made. The condensed, consolidated balance sheet at March 31, 2003 has been derived from the audited consolidated financial statements at that date. Certain prior period amounts have been reclassified to conform to current period classifications.

These condensed, consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the three-month period ended March 31, 2003 that are included in the Company’s 2003 Transition Report on Form 10-K as filed with the SEC. This report was filed as a result of the change in the Company’s fiscal year end from December 31 to March 31. The consolidated results of operations for the three and six months ended September 30, 2003 are not necessarily indicative of the results to be expected for any subsequent quarter or period, or for the entire fiscal year ending March 31, 2004.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma net loss including pro forma compensation expense, net of tax for the three and six months ended September 30, 2003 and 2002, respectively, is as follows (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss as reported	$(4,563)	$(3,283)	$(9,487)	$(18,352)
Add: Total stock-based compensation expense determined under the intrinsic value method	12	24	19	48
Deduct: Total stock-based compensation expense determined under fair-value based method for all awards	(1,182)	(1,752)	(1,496)	(3,836)

Pro forma net loss	$(5,733)	$(5,011)	$(10,964)	$(22,140)

Loss per share:
Basic:
As reported	$(0.09)	$(0.09)	$(0.21)	$(0.52)

Pro forma	$(0.12)	$(0.14)	$(0.24)	$(0.63)

Diluted:
As reported	$(0.09)	$(0.09)	$(0.21)	$(0.52)

Pro forma	$(0.12)	$(0.14)	$(0.24)	$(0.63)

Shares used in computing per share data

Basic	48,922	35,175	45,519	35,303

Diluted	48,922	35,175	45,519	35,303

For employee stock options granted with exercise prices at or above the existing market, the Company records no compensation expense. Compensation costs for stock options granted to employees is measured by the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, as amended by SFAS No. 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement.

3.	Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss), foreign currency translation adjustments and unrealized gains and losses on securities investments that are excluded from net income (loss) and reflected in stockholders’ equity.

The following table sets forth the calculation of comprehensive income (loss) for the three and six months ended September 30, 2003 and 2002 (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss	$(4,563)	$(3,283)	$(9,487)	$(18,352)
Other comprehensive income (loss), net of taxes:
Unrealized gain (loss) on investments, net of taxes	—	6	(1)	21
Foreign currency translation adjustment, net of taxes	(276)	308	969	1,855

Total other comprehensive income, net of taxes	(276)	314	968	1,876

Comprehensive loss	$(4,839)	$(2,969)	$(8,519)	$(16,476)

4.	Significant Customers

In 2001, Magnox Electric plc (“Magnox”), a wholly-owned subsidiary of British Nuclear Fuels Ltd (“BNFL”), operating BNFL’s nuclear power stations, selected the Company to provide work management and compliance system software for eight nuclear stations. The Company is providing a total business solution, including the PassPort product suite, implementation services, and five years of application hosting via Indus’ web hosting services. The Magnox contract represented 9.2% and 9.2% of the Company’s revenues for the three months ended September 30, 2003 and 2002, respectively, and 7.6% and 9.9% of the Company’s revenues for the six months ended September 30, 2003 and 2002, respectively.

5.	Restructuring Expenses

The Company recorded restructuring costs of $11,000 and $23,000 for the three and six months ended September 30, 2003, respectively.

Restructuring costs of $2.1 million and $10.2 million were recorded for 2000 and 2001 in connection with the relocation of the Company’s headquarters and certain administrative functions to Atlanta, Georgia, severance payments related to the elimination of 56 global positions, and charges representing the estimated excess lease costs associated with subleasing redundant San Francisco office space. This relocation was approved by the Board of Directors in July 2000 and included costs of approximately $2.8 million for severance pay for employees affected, and approximately $9.5 million for lease termination costs associated with reducing leased space in San Francisco. The San Francisco office leases expire May 31, 2008.

The Company recorded restructuring costs of approximately $3.4 million in the quarter ended March 31, 2002 as a result of the suspension of the United Kingdom Ministry of Defense project and the Company’s subsequent demobilization and reduction in workforce and required support office facilities. A formal restructuring plan was approved by the Board of Directors in March 2002 and included costs of approximately $947,000 for computer lease termination costs, approximately $728,000 of severance payments related to the elimination of 81 global positions, and approximately $1.7 million for lease termination costs associated with closing the Company’s Dallas office and reducing leased space in the Company’s Pittsburgh office. The Dallas lease expires December 31, 2005 and the Pittsburgh lease expires September 30, 2005.

In the three-month periods ended June 30 and December 31, 2002, the Company incurred additional restructuring expenses of $4.8 million relating to changes in the Company’s estimates of excess lease costs associated with subleasing redundant office space in San Francisco, Dallas and Pittsburgh. Due to the excess capacity of available lease space in the San Francisco market, lease rates have declined from approximately $60 per square foot at the beginning of 2001 to the range of $18-$20 per square foot, which is below the Company’s actual lease cost of $45 per square foot. In Dallas and Pittsburgh, current lease rates for both markets are in the $10-$14 range, which is below the Company’s actual lease costs of $25-$26 per square foot.

In the three-month period ended March 31, 2003, the Company recorded restructuring expenses of $2.2 million related to a further space consolidation in the Company’s San Francisco offices. An additional floor was made available for sublease due to the cumulative effect of staff reductions. As noted in the preceding paragraph, there is excess space capacity in the San Francisco market. The lease cost of the floor made available for sublease approximates $45 per square foot, and market rates are in the range of $18-$20 per square foot.

In September 2003, the Company adjusted the restructuring reserve to reflect new sublease arrangements for the Dallas and Pittsburgh facilities. This $271,000 adjustment is fully offset by additional restructuring adjustment charges related to the San Francisco facility which has not yet come under sublease arrangements. Due to lack of interested subtenants, the estimated commencement date for sublease income in San Francisco was delayed, resulting in an adjustment of $271,000.

The Company could incur future increases or decreases to its existing accruals in the event that the underlying assumptions used to develop the Company’s estimates of excess lease costs, such as the timing and the amount of any sublease income, change.

In March 2003, the Company acquired SCT Utility Systems, Inc., subsequently renamed Indus Utility Systems, or “IUS”, and certain related operations from Systems & Computer Technology Corporation. At the time of this acquisition, the Company recorded a $675,000 liability for IUS employee severance costs as part of a plan to restructure the acquired operations. The costs were recognized as a liability assumed in the purchase business combination. The liability will be paid entirely in cash, with the complete amount being paid in the fiscal year ending March 31, 2004. As of September 30, 2003, $469,000 has been paid in connection with these terminations.

The following is a summary of activity in the restructuring accrual for the six months ended September 30, 2003 (in thousands):

                                          Company headquarters relocation:

(In thousands)	Severance and
	Related Costs	Equipment	Facilities	Total

Balance at March 31, 2003	$—	$—	$10,236	$10,236

Payments in Q1 2004	—	—	(516)	(516)
Accruals in Q1 2004	—	—	12	12
Adjustments in Q1 2004	—	—	—	—

Balance at June 30, 2003	$—	$—	$9,732	$9,732

Payments in Q2 2004	—	—	(571)	(571)
Accruals in Q2 2004	—	—	11	11
Adjustments in Q2 2004	—	—	271	271

Balance at September 30, 2003	$—	$—	$9,443	$9,443

                                          MoD project suspension:

(In thousands)	Severance and
	Related Costs	Equipment	Facilities	Total

Balance at March 31, 2003	$5	$—	$2,015	$2,020

Payments in Q1 2004	—	—	(196)	(196)
Accruals in Q1 2004	—	—	—	—
Adjustments in Q1 2004	—	—	—	—

Balance at June 30, 2003	$5	$—	$1,819	$1,824

Payments in Q2 2004	—	—	(161)	(161)
Accruals in Q2 2004	—	—	—	—
Adjustments in Q2 2004	—	—	(271)	(271)

Balance at September 30, 2003	$5	$—	$1,387	$1,392

                                          IUS Acquisition:

(In thousands)	Severance and
	Related Costs	Equipment	Facilities	Total

Balance at March 31, 2003	$675	$—	$—	$675

Payments in Q1 2004	(320)	—	—	(320)
Accruals in Q1 2004	—	—	—	—
Adjustments in Q1 2004	—	—	—	—

Balance at June 30, 2003	$355	$—	$—	$355

Payments in Q2 2004	(149)	—	—	(149)
Accruals in Q2 2004	—	—	—	—
Adjustments in Q2 2004	—	—	—	—

Balance at September 30, 2003	$206	$—	$—	$206

6.	Earnings (Loss) Per Share

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

The Company has excluded all outstanding stock options and warrants to purchase common stock from the calculation of diluted net loss per share because all securities are antidilutive for all periods presented. As of September 30, 2003 and 2002, stock options, warrants and convertible notes to purchase common stock in the amount of 9.3 million and 10.5 million shares were outstanding, respectively.

The calculation of the weighted average number of shares outstanding for the three and six months ended September 30, 2003 and 2002 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Weighted average shares outstanding - used for basic	48,922	35,175	45,519	35,303

Weighted average shares outstanding and dilutive equivalents — used for diluted	48,922	35,175	45,519	35,303

7.	Recent Accounting Pronouncements

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

On November 25, 2002, the FASB issued Interpretation No. 45, or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others”, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies”, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees, requiring that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. The Company adopted FIN 45 on January 1, 2003 and there was no financial impact associated with the adoption. The following is a summary of agreements that the Company believes fall within the scope of FIN 45.

License and hosting agreements with customers generally contain infringement indemnity provisions. Under these agreements, Indus agrees to indemnify, defend and hold harmless the customer in connection with patent, copyright, trademark or trade secret infringement claims made by third parties with respect to the customer’s authorized use of our products and services. The indemnity provisions generally provide for Indus control of defense and settlement and cover costs and damages finally awarded against the customer. The indemnity provisions also generally provide that if Indus products infringe, or in the Company’s opinion it is likely that they will be found to infringe, on the rights of a third-party Indus will, at its option and expense, procure the right to use the infringing product, modify the product so it is no longer infringing, or return the product for a partial refund that reflects the reasonable value of prior use. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations. The Company accounts for these indemnity obligations in accordance with SFAS No. 5, Accounting for Contingencies, and records a liability for these obligations when a loss is probable and reasonably estimable. The Company has not recorded any liabilities for these arrangements as of September 30, 2003.

Services agreements with customers may also contain indemnity provisions for death, personal injury or property damage caused by Company personnel or contractors in the course of performing services to customers. These agreements generally agree to indemnify, defend and hold harmless the customer in connection with death, personal injury and property damage claims made by third parties with respect to actions of the Company’s personnel or contractors. The indemnity provisions generally provide for Company control of defense and settlement and cover costs and damages finally awarded against the customer. The indemnity obligations contained in services agreements generally have no specified expiration date and no specified monetary limitation on the amount of award covered. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations and estimates the fair value of these potential obligations to be nominal. Accordingly, no liabilities have been recorded for these agreements as of September 30, 2003.

The Company generally warrants that its software products will perform in all material respects in accordance with its standard published specifications in effect at the time of delivery of the licensed products to the customer for six months to a year, depending upon the software license. Additionally, contracts generally warrant that services will be performed consistent with generally accepted industry standards or, in some instances, specific service levels through completion of the agreed upon services. If necessary, provision will be made for the estimated cost of product and service warranties based on specific warranty claims and claim history. There has been no significant recurring expense under these product or service warranties. As a result, the estimated fair value of any potential obligations under these agreements is nominal and, accordingly, no liabilities have been recorded for warranties as of September 30, 2003.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities”. FIN 46 provides guidance for companies having ownership of variable interest entities, typically referred to as special purpose entities, in determining whether to consolidate such variable interest entities. FIN 46 has immediate applicability for variable interest entities created after January 31, 2003 or interests in variable interest entities obtained after that date. For interests in variable interest entities obtained prior to February 1, 2003, FIN 46 becomes effective for the Company as of December 31, 2003. The Company has no significant variable interests in any entities and does not believe that it is reasonably possible that it will consolidate or disclose information about a variable interest entity once FIN 46 becomes effective.

8.	Income Taxes

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

At September 30, 2003, the Company had a net operating loss of approximately $64.9 million, inclusive of losses through the first six months of the fiscal year ending March 31, 2004, to carry forward which, subject to certain limitations, may be used to offset future income through 2024.

9.	Stock Repurchase

In July 1999, the Company’s Board of Directors approved a stock repurchase program for up to 2.0 million shares of the Company’s outstanding common stock. The Company is authorized to use available cash to buy back its shares in open market transactions from time to time, subject to price and market conditions. As of September 30, 2003, the Company held as treasury stock 435,500 shares that had been repurchased under the program.

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

10.	Restricted Cash

Certain certificates of deposit, performance bonds, compensating balances and other accounts are considered restricted cash. The Company had restricted cash of approximately $5.9 million on September 30, 2003 and $5.4 million on March 31, 2003. Restricted cash of $5.9 million on September 30, 2003 includes $437,000 classified as current assets and $5.5 million classified as non-current assets. The $437,000 restricted cash classified as current assets is a compensating balance arrangement to support a standby letter of credit established in May 2003. The $5.5 million classified as non-current assets is comprised of $2.6 million in compensating balances to support letters of credit, a compensating balance for a $2.3 million performance bond, and a $0.6 million certificate of deposit.

In May 2008, $2.3 million of the $2.6 million in restricted cash used for the letters of credit will be released. The $0.6 million certificate of deposit is used as collateral for the Company’s $11.5 million mortgage and will be released in April 2008. The $2.3 million supporting the performance bond will be released in 2006.

11.	Segment Information

Segment information is as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues (based on selling location):
North America	$27,722	$18,889	$60,177	$41,914
United Kingdom	4,452	6,505	8,441	13,083
Others	1,831	1,063	3,613	2,492

Total consolidated revenues	$34,005	$26,457	$72,231	$57,489

Income (loss) from operations:
North America	$15,283	$9,380	$32,805	$20,581
United Kingdom	2,240	3,348	4,069	6,616
Others	997	410	1,779	1,048
Corporate administrative and other expenses	(22,691)	(21,180)	(47,056)	(51,858)

Total consolidated loss from operations	$(4,171)	$(8,042)	$(8,403)	$(23,613)

Total assets:
North America	$96,770	$66,372
United Kingdom	13,763	28,072
Others	7,234	5,127

Total consolidated assets	$117,767	$99,571

12.	Litigation

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

The Company has received an inquiry from the federal government requesting documents and employee interviews related to certain Department of Energy facilities with which the Company does business. The Company is cooperating fully with this inquiry. The Company has been made aware that this inquiry is the result of a qui tam complaint, which is currently under seal, against the Company relating to its billing practices at these facilities. The Company believes that it has meritorious defenses to the claims contained in this action and intends to defend them vigorously. Based upon information currently available to the Company and due to the inherent uncertainties of the litigation process, the Company is unable to predict the outcome of such claims or to determine whether an adverse outcome would have a material adverse effect on the Company’s financial condition or results of operations. However, the Company estimates that the facilities in question generated less than 5% of the Company’s revenues during 2000, 2001 and 2002.

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

13.	Significant Changes and Events

In July 2003, the Company’s stockholders approved the issuance of 9,751,859 shares of the Company’s common stock in exchange for the Company’s $14.7 million in 8% Convertible Notes, including accrued interest, issued in March 2003 to finance a portion of the IUS acquisition. The Notes were automatically converted into common stock upon receipt of shareholder approval at a price of $1.50 per share.

In September 2003, the Company executed a promissory note in the principal amount of $11.5 million in favor of New Small Research, LLC, secured by a mortgage on real property located in Columbia, South Carolina. The promissory note bears interest at an annual rate of 6.5% and is payable in monthly installments of principal and interest (determined on a 15-year amortization schedule) through October 1, 2008, at which time the remaining principal balance of $7.7 million is due and payable. The Company may extend the maturity date at that time for one additional five year term at a variable rate of interest. The proceeds from this note were used to repay the $10.0 million promissory note issued to SCT Financial Corporation in connection with the acquisition of IUS. At September 30, 2003, approximately $767,000 of the promissory note is included in current liabilities and $10.7 million is classified as long-term debt.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

In addition to historical information, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect management’s current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of phrases and expressions such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will” or other similar words or phrases. These statements, which speak only as of the date given, are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our expectations or projections. These risks include, but are not limited to, the successful integration of the acquisition of IUS, including the challenges inherent in diverting our management’s attention and resources from other strategic matters and from operational matters, the successful rationalization of the IUS business and products, ability to realize anticipated or any synergies or cost-savings from the acquisition, current market conditions for Indus’ and IUS products and services, our ability to achieve growth in our core product offerings and the combined Indus/IUS offerings, market acceptance and the success of Indus’ and IUS products, the success of our product development strategy, our competitive position, the ability to enter into new partnership arrangements and to retain existing partnership arrangements, uncertainty relating to and the management of personnel changes, timely development and introduction of new products, releases and product enhancements, current economic conditions and the timing and extent of a recovery, heightened security and war or terrorist acts in countries of the world that affect our business, and other risks identified in the section of this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Factors Affecting Future Performance,” beginning on page 21. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Description of Business

Indus International, Inc. (the “Company” or “Indus”) is a leading global provider of integrated enterprise asset management (“EAM”) and supply chain software, and consulting and support services for capital-intensive industries worldwide that have very complex assets and customer relationship management (“CRM”) and customer information systems (“CIS”) software and services products to the energy and utilities markets.

Indus EAM solutions help its customers better manage the full array of their assets and optimize their enterprises. The Company provides three principal EAM software solutions series — PassPort, EMPAC and Indus InSite. PassPort and EMPAC are targeted to large market, asset-intensive industries, requiring complex functionality. Each provides a series of business applications and business process improvement service packages that meet the EAM needs of businesses such as utilities, oil and gas, chemicals, pulp and paper, mining and metals, defense, and process. Indus InSite is tailored for less asset-intensive industries that can benefit from managing their distributed assets and facilities more efficiently. The Company is in the process of combining the architecture of EMPAC with that of Indus InSite into a single product offering under the product name InSite EE.

Indus offers CRM and CIS solutions to the energy and utilities markets. Banner Advantage is the flagship CIS product and supports the core customer management and billing processes of utilities. Advantage allows clients to acquire customers, generate customers’ bills, maintain customers’ accounts, and generate service orders. Advantage is augmented by EnerLink, a complex billing solution that helps energy and utility companies design, market, administer, and bill innovative pricing options, regardless of market requirements. A companion system to Advantage, CRM Essentials, provides for the functionality requirements of the energy and utility industry. Fuels Management Systems (“FMS”) manages the acquisition, transportation and inventory of fuels, primarily coal, used to generate electricity.

Indus provides an array of services to customers. Consulting services assist customers in design, implementation and configuration of Indus software and provide training to users; support services provide help desk solutions to software problems and interface with development teams to modify software where appropriate; hosting services provide Indus software solutions and computer services from remote data centers; and outsourcing services provide on-site operation of customers’ computer services.

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

Revenue Recognition:

Revenue recognition rules for software companies are very complex and often subject to interpretation. Very specific and detailed guidelines in measuring revenue are followed; however, certain judgments affect the application of the Company’s revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause operating results to vary significantly from quarter-to-quarter and could result in future operating losses.

Revenue is generated through two sources: (a) software license fees and (b) services. Software license fees are generated from licensing the rights to use Indus products. Services revenue is generated from sales of customer support services (maintenance contracts), consulting and implementation services, outsourcing, hosting services and training services for customers that license the Company’s products.

For license arrangements that do not require modification of the software, revenue is recognized in accordance with accounting standards for software companies, including Statement of Position, or SOP, 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 and SOP 98-9, related interpretations, including Technical Practice Aids, and SEC Staff Accounting Bulletin No. 101.

License fee revenue is recognized when a non-cancelable license agreement becomes effective as evidenced by a signed contract, product shipment, a fixed or determinable license fee, and assurance of collection. If the license fee is not fixed or determinable, revenue is recognized as payments become due from the customer. If a nonstandard acceptance period is provided, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

In software arrangements that include rights to multiple software products and/or services, the total arrangement fee is allocated among each of the deliverables using the residual method, under which revenue is allocated to undelivered elements based on vendor-specific objective evidence (“VSOE”) of fair value of such undelivered elements with the residual amounts of revenue allocated to delivered elements. Elements included in multiple element arrangements may consist of software products, maintenance (which includes customer support services and unspecified upgrades), hosting and consulting services. VSOE is based on the price generally charged when an element is sold separately or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change when the element is sold separately.

Revenue from consulting and implementation services is generally time and material based and is recognized as the work is performed. Delays in project implementation will result in delays in revenue recognition. Some professional consulting services involve fixed-price and/or fixed-time arrangements and are recognized using contract accounting, which requires the accurate estimation of the cost, scope and duration of each engagement. Revenue and the related costs for these projects are recognized on the percentage-of-completion method, with progress-to-completion measured by using labor cost inputs and with revisions to estimates reflected in the period in which changes become known. Project losses are provided for in their entirety in the period they become known, without regard to the percentage-of-completion. If the Company does not accurately estimate the resources required or the scope of work to be performed, or does not manage its projects properly within the planned periods of time or satisfy its obligations under the contracts, then future consulting margins on these projects may be negatively affected or losses on existing contracts may need to be recognized.

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

Accounts Receivable and Allowance for Doubtful Accounts:

Billed and unbilled accounts receivable comprise trade receivables that are credit based and do not require collateral. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability or failure of its customers to make required payments. This allowance is formula-based, supplemented by an evaluation of specific accounts where there may be collectibility risk. If the methodology the Company uses to calculate this allowance does not properly reflect future collections, revenue could be overstated or understated. On an ongoing basis, the Company evaluates the collectibility of accounts receivable based upon historical collections and an assessment of the collectibility of specific accounts. The Company evaluates the collectibility of specific accounts using a combination of factors, including the age of the outstanding balance(s), evaluation of the account’s financial condition and credit scores, recent payment history, and discussions with the Company’s account executive for the specific customer and with the customer directly. Based upon this evaluation of the collectibility of accounts receivable, any increase or decrease required in the allowance for doubtful accounts is reflected in the period in which the evaluation indicates that a change is necessary. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts was $2.2 million as of September 30, 2003 and $4.4 million as of March 31, 2003. The reduction in the allowance from March 31, 2003 to September 30, 2003 is due to the write-off of invoices related to a specific customer dispute and a lower overall level of receivables. The amount written-off was fully included in the March 31, 2003 allowance for doubtful accounts.

The Company generates a significant portion of revenues and corresponding accounts receivable from sales to companies in the utility industry. As of September 30, 2003, approximately $15.6 million of the Company’s gross billed accounts receivable were attributable to software license fees and services sales to utility customers. In determining the Company’s allowance for doubtful accounts, the Company has considered the financial condition of the utility industry as a whole, as well as the financial condition of individual utility customers. Recently there have been well-publicized issues with certain utility companies as a result of activities in the unregulated wholesale sectors. While the utility industry customers served by Indus are generally in the regulated or retail sector, their unregulated affiliated activities might affect the ability to collect amounts due. The credit status of customers is monitored and, where deemed necessary, a provision is made for potential uncollectibility.

Revenues from sales denominated in currencies other than the U.S. Dollar resulted in approximately $3.5 million of the Company’s September 30, 2003 gross billed accounts receivable being denominated in foreign currencies, of which approximately $1.7 million were denominated in British Pounds (GBP). Historically, the foreign currency gains and losses on these receivables have not been significant, and the Company has determined that foreign currency derivative products are not required to hedge the Company’s exposure. If there were a significant decline in the GBP exchange rate, the U.S. Dollar equivalents received from the Company’s customers could be significantly less than the reported amount. A decline in the exchange rate of the GBP to the U.S. Dollar of 10% from the rate at September 30, 2003 would result in the Company receiving $170,000 less if the GBP were converted to U.S. Dollars at that new rate.

Valuation of goodwill and intangible asset:

The acquisition of Indus Utility Systems in March 2003 has resulted in the recording of goodwill, which represents the excess of the purchase price over the fair value of assets acquired, as well as other definite-lived intangible assets.

Under present accounting rules (SFAS No. 142), goodwill is no longer subject to amortization; instead it is subject to new impairment testing criteria. Other acquired definite-lived intangible assets are being amortized over their estimated useful lives, although those with indefinite lives are not to be amortized but are tested at least annually for impairment, using a lower of cost or fair value approach. The Company did not identify any asset impairment at March 31, 2003 and will continue to test for impairment on an annual basis at the fiscal year end (March 31), or on an interim basis if circumstances change that would indicate the possibility of impairment. The impairment review requires an analysis of future projections and assumptions about the Company’s operating performance. Should such a review indicate the assets are impaired, an expense would be recorded for the impaired assets.

Restructuring:

The Company has accrued the cost of redundant leased office space in San Francisco, CA, Dallas, TX and Pittsburgh, PA through restructuring charges in the period from January 1, 2000 through September 30, 2003. The accrual is included in the consolidated financial statements in Other Accrued Liabilities for amounts due within one year and Obligations under Capital Leases and Other Liabilities for amounts due after one year. The redundant office space was a result of the Company’s relocation of its headquarters and certain administrative functions from San Francisco, CA to Atlanta, GA in 2000 and 2001, and the suspension of the United Kingdom Ministry of Defense contract in 2002. Additions to the accrual were made in 2002 and 2003 due to additional vacated office space and the deterioration of the rental markets in all three locations; this deterioration has resulted in the Company receiving less than anticipated amounts in sublease arrangements due to lower lease rates and longer times taken to sublease the office space. The Company reviews this accrual and evaluates its adequacy on an ongoing basis. Should rental conditions deteriorate to the point where the redundant office space is not ever leased, the Company will incur additional charges totaling approximately $1.4 million over the period from fiscal year 2004 through 2008. Should rental conditions improve, it is possible that higher than anticipated sublease income will be generated. Any required increase or decrease in this accrual will be reflected in the period in which the evaluation indicates that a change is necessary.

Consolidated Results of Operations

The following table sets forth for the periods indicated the percentage of total revenues represented by certain line items in the Company’s consolidated statements of operations:

Percentage of Total Revenues

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues:
Software license fees	15.5%	11.6%	19.5%	12.8%
Services:
Support, Outsourcing and Hosting	41.3%	32.1%	40.2%	32.0%
Consulting, Training and other	43.2%	56.3%	40.3%	55.2%

Total services	84.5%	88.4%	80.5%	87.2%

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
Software license fees	0.4%	1.7%	0.5%	4.0%
Services:
Support, Outsourcing and Hosting	14.7%	11.0%	14.7%	10.2%
Consulting, Training and other	30.4%	39.7%	31.3%	38.6%

Total services	45.1%	50.7%	46.0%	48.8%

Total cost of revenues	45.5%	52.4%	46.5%	52.8%

	54.5%	47.6%	53.5%	47.2%

Operating expenses:
Research and development	25.8%	40.1%	26.7%	39.8%
Sales and marketing	26.0%	27.4%	23.8%	25.7%
General and administrative	14.9%	10.5%	14.6%	15.8%
Restructuring expenses	0.0%	0.0%	0.0%	7.0%

Total operating expenses	66.7%	78.0%	65.1%	88.3%
Loss from operations	(12.2%)	(30.4%)	(11.6%)	(41.1%)
Interest and other income (expense)	0.0%	0.1%	(0.7%)	1.5%

Loss before income taxes	(12.2%)	(30.3%)	(12.3%)	(39.6%)
Provision (benefit) for income taxes	1.1%	(17.9%)	0.8%	(7.7%)

Net loss	(13.3%)	(12.4%)	(13.1%)	(31.9%)

Revenues. The Company’s revenues are derived from software license fees and from services, which include customer support, consulting, outsourcing, hosting and training. During the three months ended September 30, 2003, total revenues increased 29% to $34.0 million, as compared to $26.5 million in the same period of 2002. During the six months ended September 30, 2003, total revenues increased 26% to $72.2 million, as compared to $57.5 million in the same period of 2002.

Revenues from software license fees were 16% and 12% of total revenues for the three months ended September 30, 2003 and 2002, respectively, and were 20% and 13% of total revenues for the six months ended September 30, 2003 and 2002, respectively. Revenues from software license fees increased 72% to $5.3 million in the quarter ended September 30, 2003 from $3.1 million for the same period of 2002, and increased 91% to $14.1 million in the six months ended September 30, 2003 from $7.4 million for the same period of 2002. The increase in revenues from software license fees is a result of revenue generated as a result of the IUS acquisition in 2003 and recognition of revenue previously deferred, as criteria for revenue recognition was met during the period. Acquisition-related license revenue was $0.9 million and $2.9 million for the three and six months ended September 30, 2003, respectively. Previously deferred license revenue of $2.8 million and $7.0 million was recognized for the three and six months ended September 30, 2003, respectively.

Revenues from services were 85% and 88% of total revenues for the three months ended September 30, 2003 and 2002, respectively, and were 81% and 87% of total revenues for the six months ended September 30, 2003 and 2002, respectively. Revenue from services increased by 23% to $28.7 million for the three months ended September 30, 2003 from $23.4 million in the same period of 2002, and increased 16% to $58.2 million for the six months ended September 30, 2003 from $50.1 million in the same period of 2002. Revenues from support, outsourcing and hosting services increased by 65% to $14.0 million for the three months ended September 30, 2003 from $8.5 million in the same period of 2002, and increased by 58% to $29.1 million in the six months ended September 30, 2003 from $18.4 million in the same period of 2002. This increase was attributable to inclusion of revenue of $4.3 million and $9.5 million from acquired operations and increased hosting revenues of $0.6 million and $1.3 million in the three and six months ended September 30, 2003, respectively. Revenues from consulting services, training services and other decreased by 1% to $14.7 million for the three months ended September 30, 2003 from $14.9 million in the same period of 2002, and decreased 8% to $29.1 million for the six months ended September 30, 2003 from $31.8 million in the same period of 2002. This decrease was due to the completion or wind-down of several significant contracts over the previous twelve months and to the Company’s low level of new license bookings during 2002, offset by $7.0 million and $13.7 million in revenue from the inclusion of acquired operations in the three and six months ended September 30, 2003, respectively.

From a geographic perspective, during the three months ended September 30, 2003, 82% of revenues were generated in North America, 14% of revenues were generated in EMEA (Europe, Middle East and Africa), and the remaining 4% were generated in APAC (Asia and the Pacific Rim), as compared to 71% of revenues from North America, 26% from EMEA and 3% from APAC during the three months ended September 30, 2002. During the six months ended September 30, 2003, 83% of revenues were generated in North America, 13% of revenues were generated in EMEA and the remaining 4% were generated in APAC, as compared to 73% of revenues from North America, 24% from EMEA and 3% from APAC during the six months ended September 30, 2002. The increase in percentage of revenues from North America both for the three months and six months are reflective of the acquired business, which licenses software and sells its services primarily in North America. Since most of the Company’s contracts for the three and six months ending September 30, 2003 and 2002 are denominated in U.S. dollars, foreign currency fluctuations did not significantly impact the Company’s results of operations during these periods.

The Company had total deferred revenue of $35.3 million as of September 30, 2003 and $50.6 million as of March 31, 2003. The Company had deferred license revenue in the amount of $9.7 million at September 30, 2003 and $17.0 million at March 31, 2003. The decrease in deferred license revenue reflects recognition of revenue from the deferred license bookings generated prior to March 31, 2003 and the fact that a significant portion of new license contracts executed during the six months ended September 30, 2003 were recognized as revenue in that period.

Cost of Revenues. Cost of revenues consists of (i) personnel and related costs for implementation and consulting services, (ii) personnel and related costs for training and customer support services, (iii) amortization of license fees paid to third parties for inclusion of their products in the Company’s software, and (iv) personnel, data maintenance and related costs for web hosting and outsourcing services. Gross profits on license fees are substantially higher than gross profits on services revenues, due to the relatively high personnel costs associated with the various services.

The cost of license revenue was $0.1 million and $0.4 million for the three months ended September 30, 2003 and 2002, respectively, and was $0.4 million and $2.3 million for the six months ended September 30, 2003 and 2002, respectively. Gross margins on license revenue were 97% and 85% during the three months ended September 30, 2003 and 2002, respectively, and were 97% and 69% during the six months ended September 30, 2003 and 2002, respectively. The higher cost of license revenue in 2002 and lower 2002 margin are the result of the product mix where license revenue recognized in 2002 was more dependent on third-party products than license revenue recognized in 2003, along with additional amortization of third-party contracts to better reflect their useful lives.

The cost of services was $15.3 million and $13.4 million for the three months ended September 30, 2003 and 2002, respectively, and was $33.2 million and $28.0 million for the six months ended September 30, 2003 and 2002, respectively. Gross margins on services were 47% and 43% during the three months ended September 30, 2003 and 2002, respectively, and were 43% and 44% during the six months ended September 30, 2003 and 2002, respectively. Support, outsourcing and hosting services margins decreased to 64% from 66% for the three months ended September 30, 2003 and 2002, respectively, and decreased to 63% from 68% for the six months ended September 30, 2003 and 2002, respectively. The decrease was attributable to inclusion of acquired lower margin outsourcing services in the results for the three and six months ended September 30, 2003. Consulting services, training services and other margin increased to 30% from 29% for the three months ended September 30, 2003 and 2002, respectively, and decreased to 22% from 30% for the six months ended September 30, 2003 and 2002, respectively. The decrease in margin for the six months ended September 30, 2003 compared to the same period of 2002 was a result of lower staff utilization and severance costs in the quarter ended June 30, 2003.

Total gross margin as a percentage of revenues increased to 55% for the three months ended September 30, 2003 from 48% for the same period in 2002, and increased to 54% for the six months ended September 30, 2003 from 47% for the same period in 2002. The increase in overall gross margins resulted from more higher-margin license revenues recognized during the six months ended September 30, 2003 as compared to the six months ended September 30, 2002.

Research and Development. Research and development expenses comprise personnel and related costs, computer processing costs and third-party consultant fees directly attributable to the development of new software application products and enhancements to existing products.

Research and development expenses decreased 17% to $8.8 million in the three months ended September 30, 2003 from $10.6 million in the same period of 2002, and decreased 16% to $19.3 million in the six months ended September 30, 2003 from $22.9 million in the same period of 2002. As a percentage of total revenues, research and development expenses were 26% and 40% for the three months ended September 30, 2003 and 2002, respectively, and were 27% and 40% for the six months ended September 30, 2003 and 2002, respectively. The decrease in research and development expenses in the three and six months ended September 30, 2003 was due to staffing reductions and capitalization of $1.3 million and $3.1 million in software development costs, respectively, related to creating a version of the PassPort product to meet market requirements in Japan and other Asian countries, fully offsetting the inclusion of IUS’ development costs in 2003.

Sales and Marketing. Sales and marketing expenses include personnel costs, sales commissions, and the costs of advertising, public relations, and participation in industry conferences and trade shows.

Sales and marketing expenses increased 22% to $8.8 million in the three months ended September 30, 2003 from $7.3 million in the same period of 2002, and increased 16% to $17.2 million in the six months ended September 30, 2003 from $14.8 million in the same period of 2002. As a percentage of total revenues, sales and marketing expenses were 26% and 27% for the three months ended September 30, 2003 and 2002, respectively, and were 24% and 26% for the six months ended September 30, 2003 and 2002, respectively. The increase in sales and marketing expenses was due to the inclusion of the acquired business expenses of $1.4 million and $3.5 million for the three and six months ended September 30, 2003, respectively.

General and Administrative. General and administrative expenses include personnel and other costs of the Company’s finance, human resources and administrative operations.

General and administrative expenses increased 83% to $5.1 million in the three months ended September 30, 2003 from $2.8 million in the same period of 2002, and increased 16% to $10.5 million in the six months ended September 30, 2003 from $9.1 million in the same period of 2002. As a percentage of total revenues, general and administrative expenses were 15% and 11% for the three months ended September 30, 2003 and 2002, respectively, and were 15% and 16% for the six months ended September 30, 2003 and 2002, respectively. The increases are due to inclusion of the acquired business general and administrative expenses of $1.0 million and $2.8 million, and transition- and acquisition-related consulting expenses of $0.5 million and $0.9 million in the results for the three and six months ended September 30, 2003, respectively. The six-month period comparison is also affected by the inclusion of $3.0 million in executive separation charges for the six months ended September 30, 2002.

Restructuring Expenses. The Company recorded $11,000 in restructuring charges in the three months ended September 30, 2003, and $23,000 and $4.0 million for the six months ended September 30, 2003 and 2002, respectively. The $4.0 million recorded in 2002 resulted from changes in the Company’s estimates of excess lease costs associated with subleasing redundant office space in San Francisco, Dallas and Pittsburgh.

Interest Income, Other Income/Expense and Interest Expense. Interest income is generated from the Company’s investments in marketable securities and interest-bearing cash and cash equivalents. Other income (expense) is generated from foreign exchange gains or losses. Interest income and other income (expense) decreased 132% to ($10,000) for the three months ended September 30, 2003 from $31,000 for the same period in 2002, and decreased 159% to ($0.5 million) for the six months ended September 30, 2003 from $0.8 million for the same period in 2002. The decrease is a result of foreign exchange loss, a decrease in the average cash balances available for investment for the period and lower market interest rates.

Interest expense is related to debt financing used to fund the March 5, 2003 IUS acquisition and capital lease arrangements. In connection with the acquisition, the Company executed a promissory note in the principal amount of $10 million in favor of SCT Financial Corporation, a subsidiary of Systems and Computer Technology Corporation, secured by a mortgage on IUS real property. This note was paid in full on September 5, 2003 with proceeds from a $11.5 million mortgage on the same property.

At the time of the acquisition, the Company also issued 8% Convertible Notes which were converted to common stock on July 29, 2003. As a result of this activity, interest expense increased from $15,000 for the three months ended September 30, 2002 to $328,000 for the three months ended September 30, 2003 and increased from $33,000 for the six months ended September 30, 2002 to $785,000 for the six months ended September 30, 2003.

Provision (benefit) for Income Taxes. Income taxes include federal, state and foreign income taxes. The provision (benefit) for income taxes were $0.4 million and ($4.7 million) in the three months ended September 30, 2003 and 2002, respectively, and were $0.6 million and ($4.4 million) in the six months ended September 30, 2003 and 2002, respectively. As of September 30, 2003, the Company has net operating loss carryforwards, for federal income tax purposes, of approximately $64.9 million, which, subject to certain limitations, may be used to offset future income through 2024. As of September 30, 2003, the Company had a net operating loss carryforward of approximately $6.5 million related to stock options. The tax benefit for this carryforward will be directly allocated to contributed capital as realized.

Liquidity and Capital Resources

As of September 30, 2003, the Company’s principal sources of liquidity consisted of approximately $28.1 million in cash and cash equivalents, $0.4 million in short-term restricted cash and $5.5 million in long-term restricted cash, for a total of $34.0 million, as compared to $38.9 million at March 31, 2003, and $50.0 million at September 30, 2002.

The Company maintained three standby letters of credit at September 30, 2003 in the amount of approximately $5.2 million. These letters of credit require the Company to maintain a corresponding compensating balance equal to the amount of the letters of credit; the compensating balances are included in restricted cash.

Cash used in operating activities was $8.8 million for the six months ended September 30, 2003. The Company generated $11.9 million of cash from accounts receivable reductions, which offset the cash used to finance the Company’s $9.5 million net loss for the period and other working capital usage, including a $15.6 million decrease in deferred revenue due to the Company recognizing more license revenue from the deferred revenue account than was added to that account from new license bookings during the first six months of fiscal year 2004.

Cash used in investing activities was $8.2 million for the six months ended September 30, 2003. Repayment of a $10.0 million promissory note was partially offset by downward price adjustment of $3.3 million related to the IUS acquisition. Capital expenditures primarily in support of the Company’s internal information systems were $1.8 million for the six months ended September 30, 2003. Restricted cash increased by $0.3 million related to the release of $3.0 million performance bond for the Magnox project offset by $2.7 million required for compensating balances.

Cash generated from financing activities was $11.6 million for the six months ended September 30, 2003, representing proceeds from an $11.4 million promissory note executed during the period.

There was a positive $0.9 million impact on cash from the effect of foreign exchange rate differences during the six months ended September 30, 2003.

As of September 30, 2003, the Company’s primary commitments are its leased office space in Atlanta, Georgia, San Francisco, California, and Woking, England. The Company leases its office space under non-cancelable lease agreements that expire at various times through 2012.

The cost of the IUS acquisition on March 5, 2003 approximated $35.8 million, which the Company financed with approximately $24.8 million from the private placement and a $10.0 million promissory note in favor of SCT Financial Corporation. This note was paid in full on September 5, 2003 with proceeds from a $11.5 million promissory note. The Company does not believe that acquisition translation costs will have a material effect on the Company’s liquidity in the current fiscal year.

In September 2003, the Company executed a promissory note in the principal amount of $11.5 million in favor of New Small Research, LLC, secured by certain real property located in Columbia, South Carolina. The promissory note bears interest at an annual rate of 6.5% and is payable in monthly installments of principal and interest (determined on a 15-year amortization) through October 1, 2008, at which time the remaining principal balance of $7.7 million is due and payable. The Company may extend the maturity date at that time for one additional five year term at a variable rate of interest.

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

We expect to continue evaluating and pursuing acquisition and merger opportunities on a selective basis. We cannot assure that any business or assets that we acquire, including the business and assets of IUS, will be integrated into our existing business in an effective manner. Our inability to effectively integrate the business and assets that we acquired in the acquisition of IUS could materially harm our business.

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

Our operating results have fluctuated in the past and may continue to fluctuate significantly from quarter-to-quarter which could negatively affect our results of operations and our stock price.

Our operating results have fluctuated in the past, and our results may fluctuate significantly in the future. Our operating results may fluctuate from quarter-to-quarter and may be negatively affected as a result of a number of factors, including:

•	the relatively long sales cycles for our products;

•	the variable size and timing of individual license transactions;

•	delays associated with product development, including the development and introduction of new releases of existing products;

•	the development and introduction of new operating systems and/or technological changes in computer systems that require additional development efforts;

•	our success in, and costs associated with, developing, introducing and marketing new products;

•	changes in the proportion of revenues attributable to license fees, hosting fees and services;

•	changes in the level of operating expenses;

•	software defects and other product quality problems and the costs associated with solving those problems; and

•	successful completion of customer funded development.

Changes in operating expenses or variations in the timing of recognition of specific revenues resulting from any of the these factors can cause significant variations in operating results from quarter-to-quarter and may in some future quarter result in losses or have a material adverse effect on our business or results of operations.

If we are unable to become profitable and cash flow positive in the near future, our business and long-term prospects may be harmed.

We generated net operating losses of $4.6 million and $9.5 million in the three and six months ended September 30, 2003, and we used cash of approximately $1.3 million and $4.6 million in the three and six months ended September 30, 2003, respectively. For the three-month transition period ended March 31, 2003, we generated net operating losses of $9.9 million and used cash of approximately $4.9 million. We generated net operating losses of $33.8 million and used cash of approximately $22.4 million in the full year of 2002. We do not expect to be profitable or cash flow positive until the first quarter of calendar 2004, but we may not be profitable or cash flow positive then or in any future quarters. Our inability to produce future profitability or positive cash flow will negatively affect our capacity to implement our business strategy and may require us to take actions in the short-term that will impair the long-term prospects of our business. Our inability to produce future profitability or positive cash flow may also result in liquidity problems and impair our ability to finance our continuing business operations on terms that are acceptable to us.

If the market does not accept our new products and new modules or upgrades to the existing products that we launch from time to time, our operating results and financial condition would be materially adversely affected.

From time to time, we launch new products and new modules or upgrades to existing products. For example, in March 2002, we launched our hosted, Internet-based enterprise asset management product, Indus InSite. There can be no assurance that any of our new or enhanced products, including Indus InSite, will be sold successfully or that they can achieve market acceptance. Our future success with Indus InSite, our web-based offerings and other next generation product offerings will depend on our ability to accurately determine the functionality and features required by our customers, as well as the ability to enhance our products and deliver them in a timely manner. We cannot predict the present and future size of the potential market for our next generation of products, and we may incur substantial costs to enhance and modify our products and services in order to meet the demands of this potential market.

We may not be able to successfully consolidate our EMPAC and Indus InSite products, which could negatively affect our business.

In October 2002, we announced our plans to consolidate our EMPAC and Indus InSite products onto a single development platform. There can be no assurances that we can successfully consolidate these two products onto a single development platform or that our existing EMPAC and MPAC-UX customers will migrate to the new development platform, or that we can quickly and cost effectively affect such migrations. Difficulties or delays in consolidating these two products or in migrating customers to the new development platform could result in a material adverse effect on our business, results of operation and financial condition.

If we experience delays in product development or the introduction of new products or new versions of existing products, our business and sales will be negatively affected.

We have in the past experienced delays in product development that have negatively affected our relationships with existing customers and have resulted in lost sales of our products and services to existing and prospective customers and our failure to recover our product development costs. There can be no assurance that we will not experience further delays in connection with our current product development or future development activities. If we are unable to develop and introduce new products, or enhancements to existing products, in a timely manner in response to changing market conditions or customer requirements, our business, operating results and financial condition will be materially and adversely affected. Because we have limited resources, we must effectively manage and properly allocate and prioritize our product development efforts and our porting efforts relating to newer products and operating systems. There can be no assurance that these efforts will be successful or, even if successful, that any resulting products or operating systems will achieve customer acceptance.

Delays in implementation of our software or the performance of our professional services may negatively affect our business.

Following license sales, the implementation of our products and their extended solutions generally involves a lengthy process, including customer training and consultation. In addition, we are often engaged by our existing customers for other lengthy professional services projects. A successful implementation or other professional services project requires a close working relationship between us, the customer and, if applicable, third-party consultants and systems integrators who assist in the process. These factors may increase the costs associated with completion of any given sale, increase the risks of collection of amounts due during implementation or other professional services projects, and increase risks of cancellation or delay of such projects. Delays in the completion of a product implementation or with any other professional services project may require that the revenues associated with such implementation or project be recognized over a longer period than originally anticipated, or may result in disputes with customers regarding performance by us and payment by the customers. Such delays in the implementation have caused, and may in the future cause, material fluctuations in our operating results. Similarly, customers may typically cancel implementation projects at any time without penalty, and such cancellation could have a material adverse effect on our business or results of operations. Because our expenses are relatively fixed, a small variation in the timing of recognition of specific revenues can cause significant variations in operating results from quarter-to-quarter and may in some further quarter result in losses or have a material adverse effect on our business or results of operations.

Continued decrease in demand for our products and services will impair our business and could materially adversely affect our results of operations and financial condition.

In recent quarters we have experienced a decrease in demand for our products and related services, which we believe is due to unfavorable general economic conditions and decreased capital spending by companies in the industries we serve. If these unfavorable economic conditions persist, our business, results of operations and financial condition are likely to be materially adversely affected.

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

Our future success depends, in significant part, upon the continued service of our key technical, sales and senior management personnel, as well as our ability to attract and retain new personnel. For example, we are in the process of filling several key sales positions. Competition for qualified sales, technical and other personnel is intense, and there can be no assurance that we will be able to attract, assimilate or retain additional highly qualified employees in the future. Our ability to attract, assimilate and retain key personnel may be adversely impacted by the fact that we have reduced our work force by 27% in 2002 and 15% in 2003 and that, in order to reduce our operating expenses, we have generally not increased wages or salaries over the last two years and have generally not awarded bonuses or other incentives to our employees. If we are unable to offer competitive salaries and bonuses, our key technical, sales and senior management personnel may be unwilling to continue service for the Company, and it may be difficult for the Company to attract new personnel. If we were unable to hire and retain personnel, particularly in senior management positions, our business, operating results and financial condition would be materially adversely affected. Further additions of new personnel and departures of existing personnel, particularly in key positions, can be disruptive and have a material adverse effect on our business, operating results and financial condition.

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

We have taken charges for restructuring of $2.1 million in 2000, $10.2 million in 2001, $8.2 million in 2002, $2.2 million in the transition period ended March 31, 2003, and $23,000 in the six months ended September 30, 2003, and there can be no assurance that additional charges for restructuring expenses will not be required in future periods. Significant future restructuring charges could cause financial results to be unfavorable.

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

We believe that our future growth also will depend on developing and maintaining successful strategic relationships or partnerships with systems integrators and other technology companies. Our strategy is to continue to increase the proportion of customers served through these indirect channels. We are currently investing, and plan to continue to invest, significant resources to develop these indirect channels. This investment could adversely affect our operating results if these efforts do not generate license and service revenue necessary to offset this investment. Also, our inability to partner with other technology companies and qualified systems integrators could adversely affect our results of operations. Because lower unit prices are typically charged on sales made through indirect channels, increased indirect sales could reduce our average selling prices and result in lower gross margins. In addition, sales of our products through indirect channels may reduce our consulting service revenues, as the third-party systems integrators provide these services. As indirect sales increase, our direct contact with our customer base will decrease, and we may have more difficulty accurately forecasting sales, evaluating customer satisfaction and recognizing emerging customer requirements. Further, in these cases, we depend heavily on these third-party integrators to install our products and to train customers to use our products. Incorrect product installation, failure to properly train the customer, or general failure of an integrator to satisfy the customer could have a negative effect on our relationship with the integrator and the customer. Such problems could damage our reputation and the reputation of our products and services. In addition, we may face additional competition from these systems integrators and third-party software providers who develop, acquire or market products competitive with our products.

Our strategy of marketing our products directly to customers and indirectly through systems integrators and other technology companies may result in distribution channel conflicts. Our direct sales efforts may compete with those of our indirect channels and, to the extent different systems integrators target the same customers, systems integrators may also come into conflict with each other. Any channel conflicts that develop may have a material adverse effect on our relationships with systems integrators or hurt our ability to attract new systems integrators to market our products.

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

International revenues (from sales outside the United States) accounted for approximately 31%, 41% and 34% of total revenues for the years ended December 31, 2000, 2001 and 2002, respectively, and 35% of total revenues for the transition period ended March 31, 2003. During the six months ended September 30, 2003, international revenues accounted for approximately 20% of total revenues. We maintain an operational presence and have established support offices in the United Kingdom, Canada, Australia, France and Japan. We expect international sales to continue to become a more significant component of our business. However, there can be no assurance that we will be able to maintain or increase international market demand for our products. In addition, international expansion may require us to establish additional foreign operations and hire additional personnel. This may require significant management attention and financial resources and could adversely affect our operating margins. To the extent we are unable to expand foreign operations in a timely manner, our growth, if any, in international sales will be limited, and our business, operating results and financial condition could be materially and adversely affected.

Exchange rate fluctuations between the U.S. Dollar and other currencies in which we do business may result in currency translation losses.

At September 30, 2003, a significant portion of our cash was held in Pound Sterling or other foreign currencies (Australian Dollars, Canadian Dollars, Euros, and Japanese Yen). In the future, we may need to exchange some of the cash held in Pound Sterling, or other foreign currencies, to U.S. Dollars. We do not engage in hedging transactions, and an unfavorable foreign exchange rate at the time of conversion to U.S. Dollars would adversely affect the net fair value of the foreign denominated cash upon conversion.

The success of our international operations is subject to many uncertainties.

Our international business also involves a number of additional risks, including:

•	lack of acceptance of localized products;

•	cultural differences in the conduct of business;

•	longer accounts receivable payment cycles;

•	greater difficulty in accounts receivable collection;

•	seasonality due to the annual slow-down in European business activity during the third calendar quarter;

•	unexpected changes in regulatory requirements and royalty and withholding taxes that restrict the repatriation of earnings;

•	tariffs and other trade barriers;

•	the burden of complying with a wide variety of foreign laws; and

•	negative effects relating to hostilities, war or terrorist acts.

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

Our success is heavily dependent upon our proprietary technology. We rely on a combination of the protections provided under applicable copyright, trademark and trade secret laws, confidentiality procedures and license arrangements to establish and protect our proprietary rights. As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors and corporate partners, and license agreements with respect to our software, documentation and other proprietary information. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of our products or to reverse engineer or obtain and use information that we regard as proprietary, to use our products or technology without authorization, or to develop similar technology independently. Moreover, the laws of some countries do not protect our proprietary rights to the same extent as do the laws of the United States. Furthermore, we have no patents and existing copyright laws afford only limited protection. We license source code for certain of our products and providing such source code may increase the likelihood of misappropriation or other misuses of our intellectual property. Accordingly, there can be no assurance that we will be able to protect our proprietary software against unauthorized third-party copying or use, which could adversely affect our competitive position.

We may not be successful in avoiding claims that we infringe other’s proprietary rights.

We are not aware that any of our products infringe the proprietary rights of third parties. There can be no assurance, however, that a third-party will not assert that our technology violates its patents or other proprietary rights in the future. As the number of software products in the industry increases and the functionality of these products further overlap, we believe that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time consuming and expensive to defend or could require us to enter into royalty and license agreements. Such royalty or license agreements, if required, may not be available on terms acceptable to us or at all, which could have a material adverse effect upon our business, operating results and financial condition.

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

Additional shares have recently become eligible for sale, and significant sales of such shares could result in a decrease in the price of our common stock.

The market price of our common stock could drop as a result of sales of large numbers of shares in the market, or the perception that such sales could occur. We financed a portion of the purchase price of the acquisition of IUS through the sale of approximately 6.8 million shares of our common stock and $14.5 million aggregate principal amount of our 8% Convertible Notes that automatically converted into approximately 9.8 million shares of common stock upon approval by our stockholders on July 29, 2003. We filed registration statements to register approximately 16.6 million shares for resale, which have been declared effective by the Commission, and these shares are freely transferable without restriction or further registration under the Securities Act of 1933.

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

The Company’s cash flow can be exposed to market risks relating to the fluctuation in the value of its investments in certain available-for-sale securities. The Company’s cash management and investment policies restrict investments to highly liquid, low-risk debt instruments. The Company currently does not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move (decrease in) interest rates along the entire interest rate yield curve would adversely affect the net fair value of all interest sensitive financial instruments by approximately $0.3 million at September 30, 2003.

The Company provides services to customers in the United States, Europe, Asia Pacific and elsewhere throughout the world. As a result, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Sales are primarily made in U.S. Dollars; however, as the Company continues to expand its operations, more contracts may be denominated in Australian and Canadian Dollars, Pound Sterling, Euros and Japanese Yen. A strengthening of the U.S. Dollar could make the Company’s products less competitive in foreign markets. A hypothetical 5% unfavorable foreign currency exchange move versus the U.S. Dollar, across all foreign currencies, would adversely affect the net fair value of foreign denominated cash, cash equivalent and investment financial instruments by approximately $0.8 million at September 30, 2003.

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

The Company has received an inquiry from the federal government requesting documents and employee interviews related to certain Department of Energy facilities with which the Company does business. The Company is cooperating fully with this inquiry. The Company has been made aware that this inquiry is the result of a qui tam complaint, which is currently under seal, against the Company relating to its billing practices at these facilities. The Company believes that it has meritorious defenses to the claims contained in this action and intends to defend them vigorously. Based upon information currently available to the Company and due to the inherent uncertainties of the litigation process, the Company is unable to predict the outcome of such claims or to determine whether an adverse outcome would have a material adverse effect on the Company’s financial condition or results of operations. However, the Company estimates that the facilities in question generated less than 5% of the Company’s revenues during 2000, 2001 and 2002.

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

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits are filed herewith or are incorporated by reference:

Exhibit
Number	Description

10.1	Promissory Note dated September 4, 2003 in favor of New Small Research, LLC

10.2	Loan Agreement dated September 4, 2003 between Indus Utility Systems, Inc. and New Small Research, LLC

10.3	Recourse Carve-Out Guaranty dated September 4, 2003 by Indus International, Inc. in favor of New Small Research, LLC

10.4	Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement filed on August 1, 2003)

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of CFO

(b) On July 31, 2003, the Company filed a Current Report on Form 8-K, announcing financial results for the quarter ended June 30, 2003 and the results of the stockholder vote at the Company’s 2003 annual meeting of stockholders.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDUS INTERNATIONAL, INC
(Registrant)

Date: November 10, 2003

/s/ Jeffrey A. Babka Jeffrey A. Babka Executive Vice President Finance and Administration and Chief Financial Officer (Principal Financial & Accounting Officer)

Exhibit Index

Exhibit
Number	Description

10.1	Promissory Note dated September 4, 2003 in favor of New Small Research, LLC

10.2	Loan Agreement dated September 4, 2003 between Indus Utility Systems, Inc. and New Small Research, LLC

10.3	Recourse Carve-Out Guaranty dated September 4, 2003 by Indus International, Inc. in favor of New Small Research, LLC

10.4	Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement filed on August 1, 2003)

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of CFO