Form 10-Q
period 2003-12-31
INDUS INTERNATIONAL INC
filed 2004-02-12
CIK 1041333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2003

or

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

As of February 5, 2004, the Registrant had outstanding 52,015,666 shares of Common Stock, $.001 par value per share.

			Page

Part I: Financial Information
Item	1.	Financial Statements (Unaudited):
		Condensed Consolidated Balance Sheets – December 31, 2003 and March 31, 2003	3
		Condensed Consolidated Statements of Operations – three and nine months ended December 31, 2003 and 2002	4
		Condensed Consolidated Statements of Cash Flows – nine months ended December 31, 2003 and 2002	5
		Notes to Condensed Consolidated Financial Statements	6
Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item	3.	Quantitative and Qualitative Disclosures about Market Risk	28
Item	4.	Controls and Procedures	29
Part II: Other Information
Item	1.	Legal Proceedings	30
Item	2.	Changes in Securities and Use of Proceeds	30
Item	3.	Defaults upon Senior Securities	30
Item	4.	Submission of Matters to a Vote of Security Holders	30
Item	5.	Other Information	30
Item	6.	Exhibits and Reports on Form 8-K	30
		Signature	32

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDUS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2003	March 31, 2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,919	$32,667
Marketable securities	—	757
Restricted cash, current	157	2,834
Billed accounts receivable, net of allowance for doubtful accounts of $2,329 at December 31, 2003 and $4,375 at March 31, 2003	27,396	26,301
Unbilled accounts receivable	6,174	12,841
Income tax receivable	672	5,226
Other current assets	4,109	8,634

Total current assets	64,427	89,260
Property and equipment, net	34,340	38,088
Acquired intangible assets	11,793	13,258
Restricted cash, non-current	5,492	2,601
Investments and other assets	6,009	1,303

Total assets	$122,061	$144,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable	$767	$24,516
Accounts payable	5,523	5,102
Income tax payable	4,738	5,038
Other accrued liabilities	18,443	20,568
Current portion of obligations under capital leases	124	274
Deferred revenue	42,818	50,604

Total current liabilities	72,413	106,102
Note payable and other liabilities	18,424	9,974
Stockholders’ equity:
Common stock	52	42
Additional paid-in capital	149,260	135,279
Treasury stock	(4,681)	(4,681)
Deferred compensation	(48)	(79)
Accumulated deficit	(114,632)	(101,943)
Accumulated other comprehensive gain (loss)	1,273	(184)

Total stockholders’ equity	31,224	28,434

Total liabilities and stockholders’ equity	$122,061	$144,510

See accompanying notes.

INDUS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Revenue:
Software license fees	$2,992	$3,931	$17,071	$11,299
Services:
Support, Outsourcing and Hosting	15,281	9,778	44,342	28,138
Consulting, Training and other	16,084	13,525	45,175	45,286

Total services	31,365	23,303	89,517	73,424

Total revenue	34,357	27,234	106,588	84,723

Cost of revenue:
Software license fees	63	574	441	2,884
Services:
Support, Outsourcing and Hosting	4,868	2,709	15,523	8,576
Consulting, Training and other	11,081	9,557	33,626	31,724

Total services	15,949	12,266	49,149	40,300

Total cost of revenue	16,012	12,840	49,590	43,184

Gross margin	18,345	14,394	56,998	41,539

Operating expenses:
Research and development	7,944	10,157	27,258	33,037
Sales and marketing	8,468	7,604	25,662	22,376
General and administrative	5,004	1,554	15,529	10,379
Restructuring expenses	11	775	34	4,804

Total operating expenses	21,427	20,090	68,483	70,596

Loss from operations	(3,082)	(5,696)	(11,485)	(29,057)
Interest and other income (expense)	(87)	276	(578)	857

Loss before income taxes	(3,169)	(5,420)	(12,063)	(28,200)
Provision (benefit) for income taxes	33	482	626	(3,946)

Net loss	$(3,202)	$(5,902)	$(12,689)	$(24,254)

Net loss per share:
Basic	$(0.06)	$(0.17)	$(0.27)	$(0.69)

Diluted	$(0.06)	$(0.17)	$(0.27)	$(0.69)

Shares used in computing per share data
Basic	51,915	35,205	47,659	35,192
Diluted	51,915	35,205	47,659	35,192

See accompanying notes.

INDUS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	December 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(12,689)	$(24,254)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,248	6,633
Changes in operating assets and liabilities:
Billed accounts receivable	(400)	(3,009)
Unbilled accounts receivable	6,742	6,140
Other current assets	624	4,700
Other accrued liabilities	(4,548)	(481)
Deferred revenue	(8,390)	(397)
Other operating assets and liabilities	5,084	(2,540)

Net cash used in operating activities	(5,329)	(13,208)

Cash flows from investing activities:
Purchase of marketable securities	(1,949)	(34,967)
Sale of marketable securities	2,706	32,743
Increase in restricted cash	(97)	(5,012)
Acquisition of business	(6,938)	—
Capitalized software	(5,076)	—
Acquisition of property and equipment	(2,971)	(2,805)

Net cash used in investing activities	(14,325)	(10,041)

Cash flows from financing activities:
Proceeds from issuance of note payable	11,254	—
Payments of capital leases	(202)	(168)
Proceeds from issuance of common stock	274	977
Purchase of treasury stock	—	(2,500)

Net cash provided by (used in) financing activities	11,326	(1,691)

Effect of exchange rate differences on cash	1,580	1,405
Net decrease in cash and cash equivalents	(6,748)	(23,535)
Cash and cash equivalents at beginning of period	32,667	61,062

Cash and cash equivalents at end of period	$25,919	$37,527

Supplemental noncash financing activities:
Capital leases addition	$—	$557

Conversion of convertible notes into common stock	$13,716	$—

See accompanying notes.

INDUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial information has been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s (“SEC”) rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position at December 31, 2003 and results of operations and cash flows for all periods presented have been made. The condensed consolidated balance sheet at March 31, 2003 has been derived from the audited consolidated financial statements at that date. Certain prior period amounts have been reclassified to conform to current period classifications.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the three-month period ended March 31, 2003 and the twelve-month period ended December 31, 2002 that are included in the Company’s 2003 Transition Report on Form 10-K as filed with the SEC. This report was filed as a result of the change in the Company’s fiscal year end from December 31 to March 31. The consolidated results of operations for the three and nine months ended December 31, 2003 are not necessarily indicative of the results to be expected for any subsequent quarter or period, or for the entire fiscal year ending March 31, 2004.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma net loss including pro forma compensation expense, net of tax for the three and nine months ended December 31, 2003 and 2002, respectively, is as follows (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Net loss as reported	$(3,202)	$(5,902)	$(12,689)	$(24,254)
Add: Total stock-based compensation expense determined under the intrinsic value method	12	24	31	72
Deduct: Total stock-based compensation expense determined under fair-value based method for all awards	(1,322)	(1,392)	(2,832)	(5,228)

Pro forma net loss	$(4,512)	$(7,270)	$(15,490)	$(29,410)

Loss per share:
Basic:
As reported	$(0.06)	$(0.17)	$(0.27)	$(0.69)

Pro forma	$(0.09)	$(0.21)	$(0.33)	$(0.84)

Diluted:
As reported	$(0.06)	$(0.17)	$(0.27)	$(0.69)

Pro forma	$(0.09)	$(0.21)	$(0.33)	$(0.84)

Shares used in computing per share data
Basic	51,915	35,205	47,659	35,192

Diluted	51,915	35,205	47,659	35,192

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

The following table sets forth the calculation of comprehensive income (loss) for the three and nine months ended December 31, 2003 and 2002 (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Net loss	$(3,202)	$(5,902)	$(12,689)	$(24,254)
Other comprehensive income (loss), net of taxes:
Unrealized gain (loss) on investments, net of taxes	(69)	13	(70)	34
Foreign currency translation adjustment, net of taxes	558	473	1,527	2,329

Total other comprehensive income, net of taxes	489	486	1,457	2,363

Comprehensive loss	$(2,713)	$(5,416)	$(11,232)	$(21,891)

4. Significant Customers

In 2001, Magnox Electric plc (“Magnox”), a wholly-owned subsidiary of British Nuclear Fuels Ltd (“BNFL”), operating BNFL’s nuclear power stations, selected the Company to provide work management and compliance system software for eight nuclear stations. The Company is providing a total business solution, including the PassPort software suite, implementation services, and five years of application hosting via Indus’ web hosting services. The Magnox contract represented 10.3% and 14.2% of the Company’s revenue for the three months ended December 31, 2003 and 2002, respectively, and 8.5% and 11.3% of the Company’s revenue for the nine months ended December 31, 2003 and 2002, respectively.

5. Restructuring Expenses

The Company recorded restructuring costs of $11,000 and $34,000 for the three and nine months ended December 31, 2003, respectively.

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

In the three-month period ended March 31, 2003, the Company recorded restructuring expenses of $2.2 million related to a further space consolidation in the Company’s San Francisco offices. An additional floor was made available for sublease due to the cumulative effect of staff reductions. As noted in the preceding paragraph, there is excess space capacity in the San Francisco market. The lease cost of the floor made available for sublease approximates $45 per square foot, and market rates are in the range of $18 - $20 per square foot.

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

In March 2003, the Company acquired SCT Utility Systems, Inc., subsequently renamed Indus Utility Systems, or “IUS”, and certain related operations from Systems & Computer Technology Corporation. At the time of this acquisition, the Company recorded a $675,000 liability for IUS employee severance costs as part of a plan to restructure the acquired operations. The costs were recognized as a liability assumed in the purchase business combination. The liability will be paid entirely in cash, with the complete amount being paid in the fiscal year ending March 31, 2004. As of December 31, 2003, $508,000 has been paid in connection with these terminations.

The following is a summary of activity in the restructuring accrual for the nine months ended December 31, 2003 (in thousands):

Company headquarters relocation:

	Severance and
(In thousands)	Related Costs	Equipment	Facilities	Total

Balance at March 31, 2003	$—	$—	$10,236	$10,236

Payments in Q1 2004	—	—	(516)	(516)
Accruals in Q1 2004	—	—	12	12
Adjustments in Q1 2004	—	—	—	—

Balance at June 30, 2003	$—	$—	$9,732	$9,732

Payments in Q2 2004	—	—	(571)	(571)
Accruals in Q2 2004	—	—	11	11
Adjustments in Q2 2004	—	—	271	271

Balance at September 30, 2003	$—	$—	$9,443	$9,443

Payments in Q3 2004	—	—	(573)	(573)
Accruals in Q3 2004	—	—	11	11
Adjustments in Q3 2004	—	—	—	—

Balance at December 31, 2003	$—	$—	$8,881	$8,881

MoD project suspension:

	Severance and
(In thousands)	Related Costs	Equipment	Facilities	Total

Balance at March 31, 2003	$5	$—	$2,015	$2,020

Payments in Q1 2004	—	—	(196)	(196)
Accruals in Q1 2004	—	—	—	—
Adjustments in Q1 2004	—	—	—	—

Balance at June 30, 2003	$5	$—	$1,819	$1,824

Payments in Q2 2004	—	—	(161)	(161)
Accruals in Q2 2004	—	—	—	—
Adjustments in Q2 2004	—	—	(271)	(271)

Balance at September 30, 2003	$5	$—	$1,387	$1,392

Payments in Q3 2004	—	—	(189)	(189)
Accruals in Q3 2004	—	—	—	—
Adjustments in Q3 2004	—	—	—	—

Balance at December 31, 2003	$5	$—	$1,198	$1,203

IUS Acquisition:

	Severance and
(In thousands)	Related Costs	Equipment	Facilities	Total

Balance at March 31, 2003	$675	$—	$—	$675

Payments in Q1 2004	(320)	—	—	(320)
Accruals in Q1 2004	—	—	—	—
Adjustments in Q1 2004	—	—	—	—

Balance at June 30, 2003	$355	$—	$—	$355

Payments in Q2 2004	(149)	—	—	(149)
Accruals in Q2 2004	—	—	—	—
Adjustments in Q2 2004	—	—	—	—

Balance at September 30, 2003	$206	$—	$—	$206

Payments in Q3 2004	(39)	—	—	(39)
Accruals in Q3 2004	—	—	—	—
Adjustments in Q3 2004	—	—	—	—

Balance at December 31, 2003	$167	$—	$—	$167

6. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed using net income (loss) and the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per share is computed using net income (loss) and the weighted average number of outstanding common shares and dilutive common stock equivalents during each period, reflecting the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The Company has excluded all outstanding stock options and warrants to purchase common stock from the calculation of diluted net loss per share because all securities are antidilutive for all periods presented. As of December 31, 2003 and 2002, stock options and warrants to purchase common stock in the amount of 10.4 million and 10.2 million shares were outstanding, respectively.

The calculations of the weighted average number of shares outstanding for the three and nine months ended December 31, 2003 and 2002 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Weighted average shares outstanding - used for basic	51,915	35,205	47,659	35,192

Weighted average shares outstanding and dilutive equivalents - used for diluted	51,915	35,205	47,659	35,192

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

License and hosting agreements with customers generally contain infringement indemnity provisions. Under these agreements, Indus agrees to indemnify, defend and hold harmless the customer in connection with patent, copyright, trademark or trade secret infringement claims made by third parties with respect to the customer’s authorized use of our products and services. The indemnity provisions generally provide for Indus to control defense and settlement and cover costs and damages finally awarded against the customer. The indemnity provisions also generally provide that if Indus products infringe, or in the Company’s opinion it is likely that they will be found to infringe, on the rights of a third-party Indus will, at its option and expense, procure the right to use the infringing product, modify the product so it is no longer infringing, or return the product for a partial refund that reflects the reasonable value of prior use. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations. The Company accounts for these indemnity obligations in accordance with SFAS No. 5, Accounting for Contingencies, and records a liability for these obligations when a loss is probable and reasonably estimable. The Company has not recorded any liabilities for these arrangements as of December 31, 2003.

Services agreements with customers may also contain indemnity provisions for death, personal injury or property damage caused by Company personnel or contractors in the course of performing services to customers. These agreements, generally agree to indemnify, defend and hold harmless the customer in connection with death, personal injury and property damage claims made by third parties with respect to actions of the Company’s personnel or contractors. The indemnity provisions generally provide for Company control of defense and settlement and cover costs and damages finally awarded against the customer. The indemnity obligations contained in services agreements generally have no specified expiration date and no specified monetary limitation on the amount of award covered. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations and estimates the fair value of these potential obligations to be nominal. Accordingly, no liabilities have been recorded for these agreements as of December 31, 2003.

The Company generally warrants that its software products will perform in all material respects in accordance with its standard published specifications in effect at the time of delivery of the licensed products to the customer for six months to a year, depending upon the software license. Additionally, contracts generally warrant that services will be performed consistent with generally accepted industry standards or, in some instances, specific service levels through completion of the agreed upon services. If necessary, provision will be made for the estimated cost of product and service warranties based on specific warranty claims and claim history. There has been no significant recurring expense under these product or service warranties. As a result, the estimated fair value of any potential obligations under these agreements is nominal and, accordingly, no liabilities have been recorded for warranties as of December 31, 2003.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities”. This Interpretation was revised in December 2003. FIN 46 provides guidance for companies having ownership of variable interest entities, typically referred to as special purpose entities, in determining whether to consolidate such variable interest entities. FIN 46 has immediate applicability for variable interest entities created after January 31, 2003 or interests in variable interest entities obtained after that date. For interests in variable interest entities obtained prior to February 1, 2003, FIN 46 becomes effective for the Company as of March 31, 2004. The Company has no significant variable interests in any entities and does not believe that it is reasonably possible that it will consolidate or disclose information about a variable interest entity once FIN 46 becomes effective.

8. Income Taxes

In the nine months ended December 31, 2002, the Company recorded a tax benefit of $4.7 million to reflect the impact of a change to US federal income tax law allowing the carryback of net operating losses for five years rather than two years permitted under previous law.

At December 31, 2003, the Company had a net operating loss of approximately $61.4 million, inclusive of losses through the first nine months of the fiscal year ending March 31, 2004, to carry forward which, subject to certain limitations, may be used to offset future income through 2024.

9. Stock Repurchase

In July 1999, the Company’s Board of Directors approved a stock repurchase program for up to 2.0 million shares of the Company’s outstanding common stock. The Company is authorized to use available cash to buy back its shares in open market transactions from time to time, subject to price and market conditions. As of December 31, 2003, the Company held as treasury stock 435,500 shares that had been repurchased under the program.

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

10. Restricted Cash

Certain certificates of deposit, performance bonds, compensating balances and other accounts are considered restricted cash. The Company had restricted cash of approximately $5.7 million on December 31, 2003 and $5.4 million on March 31, 2003. Restricted cash of $5.7 million on December 31, 2003 includes $157,000 classified as current assets and $5.5 million classified as non-current assets. The $157,000 restricted cash classified as current assets is a compensating balance arrangement to support a standby letter of credit established in May 2003. The $5.5 million classified as non-current assets is comprised of $2.6 million in compensating balances to support letters of credit, a compensating balance for a $2.3 million performance bond, and a $0.6 million certificate of deposit.

In May 2008, $2.3 million of the $2.6 million in restricted cash used for the letters of credit will be released. The $0.6 million certificate of deposit is used as collateral for the Company’s $11.5 million mortgage and will be released in April 2008. The $2.3 million supporting the performance bond will be released in 2006.

11. Segment Information

Indus is managed along geographic lines. Following is a table of geographic information:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Revenue (based on selling location):
North America	$27,614	$17,652	$87,791	$59,566
United Kingdom	4,693	6,788	13,134	19,871
Others	2,050	2,794	5,663	5,286

Total consolidated revenue	$34,357	$27,234	$106,588	$84,723

Income (loss) from operations:
North America	$15,032	$8,534	$47,837	$28,016
United Kingdom	2,326	3,798	6,395	10,413
Others	987	2,062	2,766	3,110
Corporate administrative and other expenses	(21,427)	(20,090)	(68,483)	(70,596)

Total consolidated loss from operations	$(3,082)	$(5,696)	$(11,485)	$(29,057)

Total assets:
North America	$103,959	$71,069
United Kingdom	9,952	23,661
Others	8,150	5,660

Total consolidated assets	$122,061	$100,390

License fee revenue from the Enterprise Asset Management (EAM) and Customer Relationship Management (CRM) software suites was $2.4 million and $0.6 million, respectively, for the three months ended December 31, 2003 and $13.6 million and $3.5 million, respectively, for the nine months then ended. All of the license fee revenue for the prior year periods was derived from EAM software, since the CRM software was acquired in the IUS acquisition.

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

13. Significant Changes and Events

In July 2003, the Company’s stockholders approved the issuance of 9,751,859 shares of the Company’s common stock in exchange for the Company’s $14.7 million in 8% Convertible Notes, including accrued interest, issued in March 2003 to finance a portion of the IUS acquisition. The Notes were automatically converted into common stock upon receipt of stockholder approval at a price of $1.50 per share.

In September 2003, the Company executed a promissory note in the principal amount of $11.5 million secured by a mortgage on the Company’s real property located in Columbia, South Carolina. The promissory note bears interest at an annual rate of 6.5% and is payable in monthly installments of principal and interest (determined on a 15-year amortization schedule) through October 1, 2008, at which time the remaining principal balance of $7.7 million is due and payable. The Company may extend the maturity date at that time for one additional five year term at a variable rate of interest. The proceeds from this note were used to repay the $10.0 million promissory note issued to SCT Financial Corporation in connection with the acquisition of IUS. At December 31, 2003, approximately $767,000 of the promissory note is included in current liabilities and $10.5 million is classified as long-term debt.

14. Subsequent Events

On January 21, 2004, the Company acquired Wishbone Systems, Inc. for an aggregate purchase price of $6.7 million plus the assumption of $1.0 million of Wishbone debt. The Company financed the acquisition purchase price and concurrently repaid the debt with cash from currently available funds. Wishbone Systems is a provider of workforce management and optimization software. The allocation of the purchase price to the assets and liabilities acquired is presently in process. The results of Wishbone Systems, Inc. will be included in the Company’s results of operations from January 22, 2004 forward.

On February 9, 2004, the Company completed a private placement offering of 5 million shares of the Company’s common stock, at a price per share of $3.10. Net proceeds from this offering will be used to replenish cash used in the acquisition of Wishbone Systems as well as for general working capital. The Company has agreed to file a registration statement with the Securities and Exchange Commission covering the resale of the 5 million shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

In addition to historical information, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect management’s current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of phrases and expressions such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will” or other similar words or phrases. These statements, which speak only as of the date given, are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our expectations or projections. These risks include, but are not limited to, the successful integration of the acquisition of Wishbone Systems, including the challenges inherent in diverting our management’s attention and resources from other strategic matters and from operational matters, the successful rationalization of the Wishbone Systems business and products, ability to realize anticipated or any synergies or cost-savings from the acquisition, current market conditions for Indus’ and Wishbone System’s products and services, our ability to achieve growth in our core product offerings and the combined Indus offerings, market acceptance and the success of Indus products, the success of our product development strategy, our competitive position, the ability to enter into new partnership arrangements and to retain existing partnership arrangements, uncertainty relating to and the management of personnel changes, timely development and introduction of new products, releases and product enhancements, current economic conditions and the timing and extent of a recovery, heightened security and war or terrorist acts in countries of the world that affect our business, and other risks identified in the section of this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Future Performance,” beginning on page 22. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Overview

Indus International, Inc. (the “Company” or “Indus”) is a leading global provider of integrated enterprise asset management (“EAM”) and customer relationship management (“CRM”) software, and provides consulting, support services, ASP hosting and outsourcing for its various software products within these categories. The Company’s EAM software suites are marketed to capital-intensive industries with complex asset structures worldwide, while the CRM software suites are marketed primarily to the utility markets.

In March 2003 Indus acquired the business of SCT Utility Systems, the provider of the CRM software and related services discussed in the preceding paragraph. SCT Utility Systems was renamed Indus Utility Systems (“IUS”) and the operations of Indus and IUS were combined in the succeeding months, with a merger of IUS into Indus occurring in November, 2003. During the period since acquisition, many of the operations of Indus and IUS have been combined in such a manner that it is not always practicable to attribute and/or quantify variances specifically to either entity in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Indus’ license revenue is derived through licensing comprehensive software packages to new customers, and new or complementary software components to existing customers. The licensing cycle for new customers can be quite lengthy due to the potential customers’ commitments of funds and implementation resources. Economic conditions generally and in a particular industry will have an impact on Indus’ ability to generate new licenses at any point in time. Services revenue is generated as the services are provided.

Indus’ EAM solutions help its customers better manage the full array of their assets and optimize their enterprises. The Company offers three principal EAM software suites – PassPort, EMPAC and Indus InSite. PassPort and EMPAC are targeted to large market, asset-intensive industries, requiring complex functionality. Each provides a series of business applications and business process improvement service packages that meet the EAM needs of businesses such as utilities, oil and gas, chemicals, pulp and paper, mining and metals, defense, and process. InSite is web browser compatible and is tailored for less asset-intensive industries that can benefit from managing their distributed assets and facilities more efficiently. Indus has recently released InSite EE, which combines the architecture and feature functionality of EMPAC with the user interface of InSite into a single product offering.

Indus offers CRM solutions, the primary component of which is Indus’ customer information systems (“CIS”), to the energy and utility markets. Advantage CIS is the Company’s flagship CRM offering and supports the core customer management and billing processes of utilities. Advantage CIS allows clients to acquire customers, generate customers’ bills, maintain customers’ accounts, and generate service orders. Advantage is augmented by EnerLink which includes BillGen, a complex billing solution that helps energy and utility companies design, market, administer, and bill innovative pricing options to meet market requirements. Companion offerings provide for additional functionality requirements of the energy and utility industry. Indus’ Fuels Management Systems manages the acquisition, transportation and inventory of fuels, primarily coal, used to generate electricity.

Indus provides an array of services to customers. Consulting services assist customers in design, implementation and configuration of Indus software and provide training to users; support services provide help-desk solutions to software problems and interface with development teams to modify software where appropriate; hosting services provide Indus software solutions and computer services from remote data centers; and outsourcing services, acquired in the IUS acquisition, provide on-site operation of customers’ computer services.

On January 21, 2004, Indus acquired Wishbone Systems, Inc. for $6.7 million in cash and assumption of $1 million in Wishbone debt, all of which was paid from current cash funds at the time of acquisition. Wishbone Systems is a provider of workforce management and optimization software, and its functionality will provide Indus the opportunity to enter the Service Delivery Management marketplace to both present and potential customers, and also to offer Indus’ existing software solutions to Wishbone’s customer base.

Critical Accounting Policies

Management’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, accounts receivable and allowance for doubtful accounts and restructuring. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue arises from two sources: (a) software license fees and (b) services. Software license fees are generated from licensing the rights to use Indus software products. Services revenue is generated from sales of customer support services (maintenance contracts), consulting and implementation services, outsourcing, hosting services and training services for customers that license the Company’s products.

For license arrangements that do not require modification of the software, revenue is recognized in accordance with accounting standards for software companies, including Statement of Position, or SOP, 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 and SOP 98-9, related interpretations, including Technical Practice Aids, and SEC Staff Accounting Bulletin No. 101, which encompasses revenue recognition for all public companies.

License fee revenue is recognized when a non-cancelable license agreement becomes effective as evidenced by a signed contract, product shipment, a fixed or determinable license fee and assurance of collection. If the license fee is not fixed or determinable, revenue is recognized as payments become due from the customer. If a nonstandard acceptance period is provided, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

In software arrangements that include rights to multiple software products and/or services, the total arrangement fee is allocated among each of the deliverables using the residual method, under which revenue is allocated to undelivered elements based on vendor-specific objective evidence (“VSOE”) of fair value of such undelivered elements with the residual amounts of revenue allocated to delivered elements. Elements included in multiple element arrangements may consist of software products, maintenance (which includes customer support services and unspecified upgrades), hosting and consulting services. VSOE is based on the price generally charged when an element is sold separately or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change when the element is sold separately. If VSOE does not exist for an undelivered element, the total arrangement fee will be taken to revenue over the life of the contract.

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

Accounts Receivable and Allowance for Doubtful Accounts:

Billed and unbilled accounts receivable are credit-based and do not require collateral. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability or failure of its customers to make required payments. This allowance is formula-based, supplemented by an evaluation of specific accounts where there may be collectibility risk. If the methodology the Company uses to calculate this allowance does not properly reflect future collections, revenue could be overstated or understated. On an ongoing basis, the Company evaluates the collectibility of accounts receivable based upon historical collections and an assessment of the collectibility of specific accounts. The Company evaluates the collectibility of specific accounts using a combination of factors, including the age of the outstanding balance(s), evaluation of the account’s financial condition, recent payment history, and discussions with the Company’s account executive for the specific customer. Based upon this evaluation of collectibility, any increase or decrease required in the allowance for doubtful accounts is reflected in the period in which the evaluation indicates that a change is necessary. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts was $2.3 million as of December 31, 2003 and $4.4 million as of March 31, 2003. The reduction in the allowance from March 31, 2003 to December 31, 2003 is due to the write-off to the allowance of invoices related to a specific customer dispute. The amount written-off was fully included in the March 31, 2003 allowance for doubtful accounts.

The Company generates a significant portion of revenue and corresponding accounts receivable from sales to companies in the utility industry. As of December 31, 2003, approximately $21.1 million of the Company’s gross billed accounts receivable were attributable to software license fees and services sales to utility customers. In determining the Company’s allowance for doubtful accounts, the Company has considered the financial condition of the utility industry as a whole, as well as the financial condition of individual utility customers. Within the past several years, there have been well-publicized issues with certain utility companies as a result of activities in the unregulated wholesale sectors. While the utility industry customers served by Indus are generally in the regulated or retail sector, their unregulated affiliated activities might affect the ability to collect amounts due. The credit status of customers is monitored and, where deemed necessary, a provision is made for potential uncollectibility.

Revenue from sales denominated in currencies other than the U.S. Dollar resulted in approximately $3.0 million of the Company’s December 31, 2003 gross billed accounts receivable being denominated in foreign currencies. No individual foreign currency exceeded 5% of gross billed accounts receivable. Historically, the foreign currency gains and losses on these receivables have not been significant, and the Company has determined that foreign currency derivative products are not required to hedge the Company’s exposure. If the value of the U.S. dollar significantly declined versus one or more foreign currencies, the U.S. Dollar equivalents received from the Company’s customers could be significantly less than the December 31, 2003 reported amount.

Valuation of goodwill and intangible assets:

The acquisition of IUS in March 2003 resulted in the recording of goodwill, which represents the excess of the purchase price over the fair value of assets acquired, as well as other definite-lived intangible assets.

Under present accounting rules (SFAS No. 142), goodwill is no longer subject to amortization; instead it is subject to new impairment testing criteria. Other acquired definite-lived intangible assets are being amortized over their estimated useful lives, although those with indefinite lives are not to be amortized but are tested at least annually for impairment, using a lower of cost or fair value approach. The Company did not identify any asset impairment at March 31, 2003 and will continue to test for impairment on an annual basis or on an interim basis if circumstances change that would indicate the possibility of impairment. The impairment review may require an analysis of future projections and assumptions about the Company’s operating performance. If such a review indicates that the assets are impaired, an expense would be recorded for the amount of the impairment, and the corresponding impaired assets would be reduced in carrying value.

Restructuring:

The Company has accrued the cost of redundant leased office space in San Francisco, Dallas and Pittsburgh through restructuring charges in the period January 1, 2000 through December 31, 2003. The accrual is included in the consolidated financial statements in “Other Accrued Liabilities” for amounts due within one year and “Note Payable and Other Liabilities” for amounts due after one year. The redundant office space was a result of the Company’s relocation of its headquarters and certain administrative functions from San Francisco to Atlanta in 2000 and 2001, and the suspension of the United Kingdom Ministry of Defense contract in 2002. Additions to the accrual were made in 2002 and 2003 due to additional vacated office space and the deterioration of the rental markets in all three locations. This deterioration has resulted in the Company receiving less than anticipated amounts in sublease arrangements due to lower lease rates and longer times taken to sublease the office space. The Company reviews this accrual and evaluates its adequacy on an ongoing basis. Should rental conditions deteriorate to the point where the redundant office space is not ever leased, the Company will incur additional charges totaling approximately $1.4 million over the period from fiscal year 2004 through 2008. Should rental conditions improve, it is possible that higher than anticipated sublease income will be generated. Any required increase or decrease in this accrual will be reflected in the period in which the evaluation indicates that a change is necessary.

Consolidated Results of Operations

Revenue

The Company’s revenue is derived from software license fees and from services, which include customer support, consulting, outsourcing and hosting. Total revenue increased 26% to $34.3 million for the three months ended December 31, 2003 from $27.2 million for the same period of 2002. For the nine month period ended December 31, 2003, total revenue increased $21.9 million, or 26%, from $84.7 million in the same period of 2002. For both the three month and nine month periods, the growth in total revenue is principally attributable to revenue generated by the IUS business acquired in March 2003, although the merger of the operations makes quantifying the actual amount fully attributable to the IUS operations impracticable. In spite of the increase in revenue in the comparable periods, the Company continues to experience some effects from a fragile spending environment for information technology in the form of delayed and cancelled buying decisions by customers for major software and services purchases and pressures from customers and competitors to discount prices.

Software license fees:

Revenue from software license fees decreased $0.9 million, or 24%, to $3.0 million in the quarter ended December 31, 2003 from $3.9 million for the same period of 2002. While the overall dollar value of new license arrangements increased from 2002, revenue recognition accounting rules required deferral of a portion of the aggregate amount of fees due to provisions of certain of these arrangements. License fee revenue from the EAM and CRM software suites was $2.4 million and $0.6 million, respectively, for the three months ended December 31, 2003 and $13.6 million and $3.5 million, respectively, for the nine months then ended. All of the license fee revenue for the prior year periods was derived from EAM software, since the CRM software was acquired in the IUS acquisition.

Revenue from software license fees increased $5.8 million, or 51%, to $17.1 million in the nine months ended December 31, 2003 from $11.3 million for the same period of 2002. A major factor in this increase was the recognition of $6.0 million in revenue previously deferred, as the criteria for revenue recognition was met during the period.

Support, Outsourcing and Hosting:

Revenue from customer support, outsourcing and hosting services increased $5.5 million, or 56%, to $15.3 million for the three months ended December 31, 2003 from $9.8 million in the same period of 2002. This increase was attributable to $1.1 million growth in hosting revenue, $1.9 million growth from the inclusion of the acquired outsourcing business, and increased customer support from the IUS business acquired in March 2003.

Revenue from customer support, outsourcing and hosting services increased $16.2 million, or 58%, to $44.3 million for the nine months ended December 31, 2003 from $28.1 million in the same period of 2002. Contributing to the increase was a $2.3 million growth in the hosting business, $6.6 million growth from the inclusion of the acquired outsourcing business and increased customer support from the IUS business acquired in March 2003.

Consulting, Training and Other:

Revenue from consulting, training and other services increased by $2.6 million, or 19%, to $16.1 million for the three months ended December 31, 2003 from $13.5 million in the same period of 2002. The increase is attributable to the inclusion of the acquired business in the results for the 2003 period.

While revenue for the nine months ended December 31, 2003 was virtually unchanged from the same period in 2002, inclusion of revenue from the acquired IUS business in the nine months of 2003 was offset by the overall decline the Company has experienced in consulting services due to economic conditions within the consulting sector and the Company’s lower levels of license bookings in late 2002 and early 2003, which directly impacted consulting services.

Cost of Revenue

Cost of revenue consists of (i) personnel and related costs for consulting, training and customer support services, (ii) amortization of license fees paid to third parties for inclusion of their products in the Company’s software, and (iii) personnel, data maintenance and related costs for outsourcing and hosting services. Gross profits on license fees are substantially higher than gross profits on services revenue, due to the relatively high personnel costs associated with the various services. The Company has not yet begun to amortize the capitalized costs of internally developed software. Amortization of such costs will begin when the software is generally available and will be included in the cost of revenue for software license fees.

Cost of Services-Customer Support, Outsourcing and Hosting:

The cost of customer support, outsourcing and hosting services increased $2.2 million, or 80%, from $4.9 million for the three months ended December 31, 2003 and $2.7 million for the same period of 2002. The increase is attributable to the IUS acquired business in the 2003 results. Outsourcing services, which are lower margin services, were not previously offered by the Company prior to the acquisition date and represented $1.1 million of the cost increase during the 2003 period.

The cost of customer support, outsourcing and hosting services increased $6.9 million, or 81%, from $15.5 million for the nine months ended December 31, 2003 and $8.6 million for same period of 2002. The increase was attributable to the inclusion of the acquired business. Outsourcing costs of $4.1 million are included in the nine months of 2003 as a result of the acquired business.

Cost of Services-Consulting, Training and Other:

Consulting, training and other services margin decreased to 26% from 30% for the nine months ended December 31, 2003 and 2002, respectively. The decrease in margin for the nine months ended December 31, 2003 compared to the same period of 2002 was a result of lower staff utilization and the incorporation of the acquired business, with lower margins in its consulting services.

Operating Expenses

Research and Development:

Research and development expenses comprise personnel and related costs, computer processing costs and third-party consultant fees directly attributable to the development of new software application products and enhancements to existing products.

Research and development expenses decreased $2.3 million, or 22%, to $7.9 million in the three months ended December 31, 2003 from $10.2 million in the same period of 2002. The decrease is due to the capitalization of $1.7 million in labor costs in the 2003 period related to creating a version of the PassPort product to meet market requirements in Japan and other Asian countries.

Research and development expenses decreased $5.7 million, or 17%, to $27.3 million in the nine months ended December 31, 2003 from $33.0 million in the same period of 2002. The decrease in research and development expenses in the nine months ended December 31, 2003 was due to staffing reductions and capitalization of $4.3 million in labor costs.

Sales and Marketing:

Sales and marketing expenses include personnel costs, sales commissions, and the costs of advertising, public relations and participation in industry conferences and trade shows.

Sales and marketing expenses increased $0.8 million, or 11%, to $8.5 million in the three months ended December 31, 2003 from $7.6 million in the same period of 2002. Sales and marketing expenses increased 15% to $25.7 million in the nine months ended December 31, 2003 from $22.4 million in the same period of 2002. In each case, the increase in sales and marketing expense was due to an increased sales force, including those sales and marketing employees of the acquired business, who are included in the 2003 period.

General and Administrative:

General and administrative expenses include personnel and other costs of the Company’s finance, human resources and administrative operations.

General and administrative expenses increased $3.4 million, or 222%, to $5.0 million in the three months ended December 31, 2003 from $1.6 million in the same period of 2002. The 2002 period includes certain fiscal year end adjustments that reduced overall expenses levels that were not duplicated in the 2003 period. In addition, the 2003 period includes general and administrative expenses of the acquired business that are not included in the same period of 2002.

General and administrative expenses increased 50% to $15.5 million in the nine months ended December 31, 2003 from $10.4 million in the same period of 2002 due to the inclusion of general and administrative expenses of the acquired business that were not included in the same period of 2002, along with the 2002 year end adjustments discussed above.

Restructuring Expenses:

The Company recorded $0.8 million and $4.8 million in restructuring charges in the three and nine months ended December 31, 2002, respectively. The charges resulted from changes in the Company’s estimates of excess lease costs associated with subleasing redundant office space in San Francisco, Dallas and Pittsburgh. At the time of the IUS acquisition, the Company recorded a $675,000 liability for IUS employee severance costs as part of a plan to restructure the acquired operations. The costs were recognized as a liability assumed in the purchase business combination and did not affect operating expenses for the nine month period ended December 31, 2003.

Interest and Other Income (Expense)

Interest:

Interest income is generated from the Company’s investments in marketable securities and interest-bearing cash and cash equivalents. Other income (expense) is generated from foreign exchange gains or losses.

Interest income and other income (expense) decreased 132% to ($87,000) for the three months ended December 31, 2003 from $276,000 for the same period in 2002, and decreased 167% to ($0.6 million) for the nine months ended December 31, 2003 from $0.8 million for the same period in 2002. The decrease is a result of foreign exchange loss, a decrease in the average cash balances available for investment for the period and lower market interest rates.

Interest expense is related to debt financing used to fund the March 5, 2003 IUS acquisition and capital lease arrangements. In connection with the acquisition, the Company executed a promissory note in the principal amount of $10 million in favor of SCT Financial Corporation, a subsidiary of Systems & Computer Technology Corporation, secured by a mortgage on IUS real property. This note was paid in full on September 5, 2003 with proceeds from an $11.5 million mortgage on the same property.

At the time of the acquisition, the Company also issued 8% Convertible Notes which were converted to common stock on July 29, 2003.

Interest expense increased from $17,000 for the three months ended December 31, 2002 to $243,000 for the three months ended December 31, 2003 and increased from $50,000 for the nine months ended December 31, 2002 to $1.0 million for same period of 2003. For both the three month and nine month periods, the increase in interest expense is due to the acquisition-related debt.

Other Income (Expense):

Foreign exchange losses in the nine month period ending December 31, 2003 were $129,000 as compared with a $435,000 gain for the same period of 2002. This variance reflects the recent decline in the value of the U.S. Dollar and its impact on the Company’s non-U.S. subsidiaries holding U.S. Dollar cash and receivable balances, and the realization of a significant foreign exchange gain in 2002.

Provision (Benefit) for Income Taxes

Income taxes include federal, state and foreign income taxes.

In the nine months ended December 31, 2002 the Company recorded a tax benefit of $4.7 million to reflect the impact of a change to US federal income tax law allowing the carryback of net operating losses for five years rather than two years permitted under previous law.

At December 31, 2003, the Company had a net operating loss of approximately $61.4 million, inclusive of losses through the first nine months of the fiscal year ending March 31, 2004, to carry forward which, subject to certain limitations, may be used to offset future income through 2024.

At December 31, 2003, the Company had a net operating loss carryforward of approximately $6.5 million related to stock options. The tax benefit for this carryforward will be directly allocated to contributed capital as realized.

Liquidity and Capital Resources

Sources and Uses of Cash:

As of December 31, 2003, the Company’s principal sources of liquidity consisted of approximately $25.9 million in cash and cash equivalents. In addition, the Company had $5.7 million in short- and long-term restricted cash, for a total of $31.6 million, as compared to $38.9 million at March 31, 2003.

The Company maintained three standby letters of credit at December 31, 2003 in the amount of approximately $5.2 million. These letters of credit require the Company to maintain a corresponding compensating balance equal to the amount of the letters of credit; the compensating balances are included in restricted cash.

During the nine-month period ended December 31, 2003:

•	Cash of $5.3 million was used in operating activities, primarily for financing the Company’s net loss of $12.7 million and the payment of $2.7 million of restructuring costs accrued in prior years.

•	Cash of $14.3 million was used in investing activities, including $6.9 million in connection with the acquisition of IUS and $5.1 million in capitalized software costs.

•	Cash of $11.3 million was generated from financing activities from the proceeds of a mortgage on the Company’s real property.

Future Cash Requirements:

The Company’s primary commitments are its leased office space in Atlanta, Georgia, San Francisco, California, and Woking, England and payments on the promissory note discussed in “Acquisition Financing” below. The Company leases its office space under non-cancelable lease agreements that expire at various times through 2012. The March 31, 2003 commitments for future minimum lease payments under all non-cancelable leases, net of contracted sublease income, combined with required payments on the promissory note, are as follows (in thousands):

Net
Years Ending March 31,	Payments

2004	$9,175
2005	9,527
2006	7,875
2007	6,915
2008	6,810
Thereafter	16,695

Total minimum payments required	$56,997

Except for operating/capital leases, the Company has no guarantees of debt or similar capital commitments to third parties, written options on non-financial assets, standby repurchase agreements, or other commercial commitments. The Company does not anticipate any material capital expenditures for the next 12 months.

Acquisition Financing:

The cost of the IUS acquisition on March 5, 2003 approximated $35.8 million, which the Company financed with approximately $24.8 million from the private placement and a $10.0 million promissory note. This note was paid in full on September 5, 2003 with proceeds from a $11.5 million promissory note secured by certain real property located in Columbia, South Carolina. The promissory note bears interest at an annual rate of 6.5% and is payable in monthly installments of principal and interest (determined on a 15-year amortization) through October 1, 2008, at which time the remaining principal balance of $7.7 million is due and payable. The Company may extend the maturity date at that time for one additional five year term at a variable rate of interest.

On January 21, 2004, the Company acquired Wishbone Systems, Inc. for $6.7 million plus assumption of $1.0 million in Wishbone Systems debt which was paid concurrent with the acquisition. The acquisition was financed from the Company’s current cash balance.

On February 9, 2004, the Company completed a private placement offering of 5 million shares of the Company’s common stock, at a price per share of $3.10. Net proceeds from this offering will be used to replenish cash used in the acquisition of Wishbone Systems as well as for general working capital. The Company has agreed to file a registration statement with the Securities and Exchange Commission covering the resale of the 5 million shares.

Cash Analysis:

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

Factors Affecting Future Performance

Our business may suffer from risks associated with growth and acquisitions, including the acquisition of Wishbone Systems.

All acquisitions, including the Wishbone Systems acquisition, involve specific risks. Some of these risks include:

•		the assumption of unanticipated liabilities and contingencies;

•		diversion of our management’s attention;

•		inability to achieve market acceptance of acquired products; and

•		possible reduction of our reported asset values and earnings because of:

	•	goodwill impairment;

	•	increased interest costs;

•	issuances of additional securities or debt; and

•	difficulties in integrating acquired businesses and assets.

As we grow and attempt to integrate any business and assets that we may acquire, including those in the Wishbone Systems acquisition, we can give no assurance that we will be able to:

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

Changes in operating expenses or variations in the timing of recognition of specific revenues resulting from any of these factors can cause significant variations in operating results from quarter-to-quarter and may in some future quarter result in losses or have a material adverse effect on our business or results of operations.

If we are unable to become profitable and cash flow positive in the near future, our business and long-term prospects may be harmed.

We generated net operating losses of $3.2 million and $12.7 million in the three and nine months ended December 31, 2003, and we used cash of approximately $2.2 million and $6.7 million in the three and nine months ended December 31, 2003, respectively. For the three-month transition period ended March 31, 2003, we generated net operating losses of $9.9 million and used cash of approximately $4.9 million. If we are unable to produce future profitability or positive cash flow it will negatively affect our capacity to implement our business strategy and may require us to take actions in the short-term that will impair the long-term prospects of our business. If we are unable to produce future profitability or positive cash flow it may also result in liquidity problems and impair our ability to finance our continuing business operations on terms that are acceptable to us. Further, we may need to enter into financing transactions that are dilutive to our stockholders’ equity ownership in our company.

If the market does not accept our new products and new modules or upgrades to the existing products that we launch from time to time, our operating results and financial condition would be materially adversely affected.

From time to time, we acquire new products and launch new products and new modules or upgrades to existing products. For example, in January 2004 we acquired the Wishbone Service Suite, a suite of workforce management modules that forms a part of our service delivery management product offering. In addition, in December 2003, we introduced InSite EE, the consolidation of our EMPAC and Indus InSite enterprise asset management products into a single development platform. There can be no assurance that any of our new or enhanced products, including the Wishbone Service Suite and InSite EE, will be sold successfully or that they can achieve market acceptance. Our future success with these products and other next generation product offerings will depend on our ability to accurately determine the functionality and features required by our customers, as well as the ability to enhance our products and deliver them in a timely manner. We cannot predict the present and future size of the potential market for our next generation of products, and we may incur substantial costs to enhance and modify our products and services in order to meet the demands of this potential market.

If the market for service delivery management solutions does not grow as anticipated or if our service delivery management solutions are not accepted in the market, we may not be able to grow our business.

From time to time, we expand into new markets. For example, in January 2004 we announced our service delivery management solutions for utilities. The market for service delivery management solutions is an emerging market. If customer demand in this emerging market does not grow as anticipated or if our service delivery management solution is not accepted in the market place, then we may not be able to grow our business.

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

During 2002 and the first part of 2003 we experienced a decrease in demand for our products and related services, which we believe was due to unfavorable general economic conditions and decreased capital spending by companies in the industries we serve. If these unfavorable economic conditions persist, our business, results of operations and financial condition are likely to be materially adversely affected.

Moreover, overall demand for enterprise asset management software and customer information systems in general may grow slowly or decrease in upcoming quarters and years because of unfavorable general economic conditions, decreased spending by companies in need of our solutions or otherwise. This may reflect a saturation of the market for enterprise asset management software and customer information systems generally, as well as deregulation and retrenchment affecting the way companies purchase our software. To the extent that there is a slowdown in the overall market for our solutions, our business, results of operations and financial condition are likely to be materially adversely affected.

Our success depends upon our ability to attract and retain key personnel.

Our future success depends, in significant part, upon the continued service of our key technical, sales and senior management personnel, as well as our ability to attract and retain new personnel. Competition for qualified sales, technical and other personnel is intense, and there can be no assurance that we will be able to attract, assimilate or retain additional highly qualified employees in the future. Our ability to attract, assimilate and retain key personnel may be adversely impacted by the fact that we have reduced our work force by 27% in 2002 and 19% in 2003 and that, in order to reduce our operating expenses, we have generally not increased wages or salaries over the last two years and have generally not awarded bonuses or other incentives to our employees. If we are unable to offer competitive salaries and bonuses, our key technical, sales and senior management personnel may be unwilling to continue service for us, and it may be difficult for us to attract new personnel. If we were unable to hire and retain personnel, particularly in senior management positions, our business, operating results and financial condition would be materially adversely affected. Further additions of new personnel and departures of existing personnel, particularly in key positions, can be disruptive and have a material adverse effect on our business, operating results and financial condition.

Our failure to realize the expected benefits of our recent restructurings, including anticipated cost savings, could result in unfavorable financial results.

Over the last several years we have undertaken several internal restructuring initiatives. For example, during 2000 and 2001, we restructured some of our operations by, among other things, relocating our corporate headquarters and administrative functions to Atlanta, Georgia from San Francisco, California. In March 2002, our Board of Directors approved a restructuring plan that, among other things, resulted in a reduction in force and the closing of our Dallas office. During the second half of 2002, due to unfavorable financial performance since the fourth quarter of 2001 and management reviews of worldwide operations, we reconfigured our business model and implemented several reductions in workforce and other cost reductions to restructure and resize the business. These types of internal restructurings have operational risks, including reduced productivity and lack of focus as we terminate some employees and assign new tasks and provide training to other employees. In addition, there can be no assurance that we will achieve the anticipated cost savings from these restructurings and any failure to achieve the anticipated cost savings could cause our financial results to fall short of expectations and adversely affect our financial position.

We have taken charges for restructuring of $2.1 million in 2000, $10.2 million in 2001, $8.2 million in 2002, $2.2 million in the transition period ended March 31, 2003, and $34,000 in the nine months ended December 31, 2003, and there can be no assurance that additional charges for restructuring expenses will not be required in future periods. Significant future restructuring charges could cause financial results to be unfavorable.

The strain on our management may negatively affect our business and our ability to execute our business strategy.

Changes to our business and customer base have placed a strain on management and operations. Previous expansion had resulted in substantial growth in the number of our employees, the scope of our operating and financial systems and the geographic area of our operations, resulting in increased responsibility for management personnel. Our restructuring activities in recent years and our acquisitions of IUS and Wishbone Systems have recently placed additional demands on management. In connection with our restructuring activities and our acquisitions of IUS and Wishbone Systems, we will be required to effectively manage our operations, improve our financial and management controls, reporting systems and procedures on a timely basis and to train and manage our employee work force. There can be no assurance that we will be able to effectively manage our operations and failure to do so would have a material adverse effect on our business, operating results and financial condition.

The market for our products is highly competitive, and we may be unable to maintain or increase our market share.

Our success depends, in part, on our ability to develop more advanced products more quickly and less expensively than our existing and potential competitors and to educate potential customers on the benefits of licensing our products. Some of our competitors have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base than us, which may allow them to introduce products with more features, greater functionality and lower prices than our products. These competitors could also bundle existing or new products with other, more established products in order to effectively compete with us.

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

The industries in which we participate are characterized by rapid technological change, evolving industry standards in computer hardware and software technology, changes in customer requirements and frequent new product introductions and enhancements. The introduction of products embodying new technologies, the emergence of new standards or changes in customer requirements could render our existing products obsolete and unmarketable. As a result, our success will depend in part upon our ability to enhance our existing asset management solutions, customer information system products and service delivery management solutions, expand our products offerings through development or acquisition, and introduce new products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve customer acceptance. Customer requirements include, but are not limited to, product operability and support across distributed and changing heterogeneous hardware platforms, operating systems, relational databases and networks. There can be no assurance that any future enhancements to existing products or new products developed or acquired by us will achieve customer acceptance or will adequately address the changing needs of the marketplace. There can also be no assurance that we will be successful in developing, acquiring and marketing new products or enhancements to our existing products that incorporate new technology on a timely basis.

Our growth is dependent upon the successful development of our direct and indirect sales channels.

We believe that our future growth also will depend on developing and maintaining successful strategic relationships or partnerships with systems integrators and other technology companies. One of our strategies is to continue to increase the proportion of customers served through these indirect channels. Our inability to partner with other technology companies and qualified systems integrators could adversely affect our results of operations. Because lower unit prices are typically charged on sales made through indirect channels, increased indirect sales could reduce our average selling prices and result in lower gross margins. As indirect sales increase, our direct contact with our customer base will decrease, and we may have more difficulty accurately forecasting sales, evaluating customer satisfaction and recognizing emerging customer requirements. In addition, sales of our products through indirect channels may reduce our consulting service revenues, as the third-party systems integrators reselling our products provide these services. Further, when third-party integrators install our products and train customers to us our products, it could result in more instances of incorrect product installation, failure to properly train the customer, or general failure of an integrator to satisfy the customer, which could have a negative effect on our relationship with the integrator and the customer. Such problems could damage our reputation and the reputation of our products and services. In addition, we may face additional competition from these systems integrators and third-party software providers who develop, acquire or market products competitive with our products.

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

We are not directly subject to regulation by any governmental agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations addressing the products and services we provide. We do, however, license our products and provide services, from time to time, to the government, government agencies, government contractors and to other customers that are in industries regulated by the government. As a result, our operations, as they relate to our relationships with governmental entities and customers in regulated industries, are governed by certain laws and regulations. These laws and regulations are subject to change without notice to us. In some instances, compliance with these laws and regulations may be difficult or costly, which may negatively affect our business and results of operation. In addition, if we fail to comply with these laws and regulations, we may be subject to significant penalties and fines that could materially negatively affect our business, results of operations and financial position.

If we are unable to expand our international operations, our operating results and financial condition could be materially and adversely affected.

International revenues (from sales outside the United States) accounted for approximately 31%, 41% and 34% of total revenues for the years ended December 31, 2000, 2001 and 2002, respectively, and 35% of total revenues for the transition period ended March 31, 2003. During the nine months ended December 31, 2003, international revenues accounted for approximately 21%

of total revenues. We maintain an operational presence and have established support offices in the United Kingdom, Canada, Australia, France and Japan. We expect international sales to continue to be a material component of our business. However, there can be no assurance that we will be able to maintain or increase international market demand for our products. In addition, international expansion may require us to establish additional foreign operations and hire additional personnel. This may require significant management attention and financial resources and could adversely affect our operating margins. To the extent we are unable to expand foreign operations in a timely manner, our growth, if any, in international sales will be limited, and our business, operating results and financial condition could be materially and adversely affected.

Exchange rate fluctuations between the U.S. Dollar and other currencies in which we do business may result in currency translation losses.

At December 31, 2003, a significant portion of our cash was held in Pound Sterling or other foreign currencies (Australian Dollars, Canadian Dollars, Euros, and Japanese Yen). In the future, we may need to exchange some of the cash held in Pound Sterling, or other foreign currencies, to U.S. Dollars. We do not engage in hedging transactions, and an unfavorable foreign exchange rate at the time of conversion to U.S. Dollars would adversely affect the net fair value of the foreign denominated cash upon conversion.

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

We are not aware that any of our products, including the products we acquired in the IUS and Wishbone Systems acquisitions, infringe the proprietary rights of third parties. There can be no assurance, however, that a third-party will not assert that our technology violates its patents or other proprietary rights in the future. As the number of software products in the industry increases and the functionality of these products further overlap, we believe that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time consuming and expensive to defend or could require us to enter into royalty and license agreements. Such royalty or license agreements, if required, may not be available on terms acceptable to us or at all, which could have a material adverse effect upon our business, operating results and financial condition.

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

Additional shares will become eligible for sale, and significant sales of such shares could result in a decrease in the price of our common stock.

The market price of our common stock could drop as a result of sales of large numbers of shares in the market, or the perception that such sales could occur. On February 9, 2004 we completed a private placement for 5 million shares of the Company’s common stock and agreed to register these shares for resale without restriction with the Securities and Exchange Commission. When the registration statement covering these shares becomes effective, the shares will be freely transferable.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company’s cash flow can be exposed to market risks relating to the fluctuation in the value of its investments in certain available-for-sale securities. The Company’s cash management and investment policies restrict investments to highly liquid, low-risk debt instruments. The Company currently does not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move (decrease in) interest rates along the entire interest rate yield curve would adversely affect the net fair value of all interest sensitive financial instruments by approximately $0.3 million at December 31, 2003.

The Company provides services to customers in the United States, Europe, Asia Pacific and elsewhere throughout the world. As a result, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Sales are primarily made in U.S. Dollars; however, as the Company continues to expand its operations, more contracts may be denominated in Australian and Canadian Dollars, Pound Sterling, Euros and Japanese Yen. A strengthening of the U.S. Dollar could make the Company’s products less competitive in foreign markets. A hypothetical 5% unfavorable foreign currency exchange move versus the U.S. Dollar, across all foreign currencies, would adversely affect the net fair value of foreign denominated cash, cash equivalent and investment financial instruments by approximately $0.7 million at December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

(b) On October 29, 2003, the Company filed a Current Report on Form 8-K, announcing financial results for the quarter ended September 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDUS INTERNATIONAL, INC.
(Registrant)

Date: February 10, 2004	/s/ Jeffrey A. Babka

Jeffrey A. Babka
Executive Vice President Finance and
Administration and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of CFO