Form 10-K
period 2004-03-31
INDUS INTERNATIONAL INC
filed 2004-06-14
CIK 1041333

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2004

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

Common Stock, $.001 par value
(Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act rule 12b-2).     Yes ☑          No ☐

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price $2.34 per share of the Common Stock on September 30, 2003, as reported on the Nasdaq National Market, was approximately $65,779,400. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may by deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares outstanding of the registrant’s Common Stock, $.001 par value, was 57,062,729 at June 7, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s Proxy Statement for the Annual Meeting to be held on September 2, 2004 are incorporated by reference into Part III thereof.

INDUS INTERNATIONAL, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2004

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-K, as well as documents incorporated herein by reference, may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect management’s current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of phrases and expressions such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will” or other similar words or phrases. These statements, which speak only as of the date given, are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our expectations or projections. These risks include, but are not limited to, projected growth in the emerging service delivery management market, market acceptance of our service delivery management strategy, current market conditions for our products and services, our ability to achieve growth in our asset management and customer management offerings, market acceptance and the success of our new products and enhancements and upgrades to our existing products, the success of our product development strategy, our competitive position, the ability to establish and retain partnership arrangements, our ability to develop our indirect sales channels, the successful integration of the acquisition of Wishbone Systems, Inc. (“Wishbone Systems”) including the challenges inherent in diverting our management’s attention, our ability to realize anticipated or any synergies or cost-savings from the Wishbone Systems acquisition, changes in our executive management team, uncertainty relating to and the management of personnel changes, the ability to realize the anticipated benefits of our recent restructurings, timely development and introduction of new products, releases and product enhancements, current economic conditions, heightened security and war or terrorist acts in countries of the world that affect our business, and other risks identified in the section of this Report entitled “Description of Business — Factors Affecting Future Performance,” beginning on page 15. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.

PART I

Item 1.     Description of Business

General

      Indus International, Inc. develops, licenses, implements, supports, and hosts service delivery management (“SDM”) solutions, which help clients in a broad array of industries optimize the management of their customers, assets, workforce, spare parts inventory, tools and documentation in order to maximize performance and customer satisfaction while reducing operating expenses. Our software solutions consist of three primary solution suites: customer management, asset management and field service management. These software products, along with our service offerings enable our clients to reduce costs, increase production capacity and competitiveness, improve service to their customers, facilitate billing for services and ensure regulatory compliance. Historically, our solutions have been focused on asset management, and more recently on customer management. Through our acquisitions of best-in-class customer relationship management software in March 2003 and field service management technology in January 2004, we believe that we are the first company to offer comprehensive suites of world-class customer, asset, and field service management solutions, which we market and sell as our SDM solutions.

      As of March 31, 2004, our software solutions have been licensed for use by more than 400 companies, representing diverse industries, including utilities, manufacturing, chemical, oil and gas, pulp and paper, telecommunications, government, education, transportation, and consumer packaged goods. Clients include industry leaders such as Bayer Rubber, Inc., British Energy Plc., Duke Energy Corporation, Dell USA L.P. (an affiliate of Dell Inc.), Deutsche Telekom AG, GE Plastics and GE Power Systems, operating units of the General Electric Company, Electric Power Development Company Limited (also known as JPower),

Progress Energy Service Company LLC, Shaw Industries, Inc., Smurfit-Stone Container Corporation, The Kroger Co., Tokyo Electric Power Company, and Xcel Energy Services, Inc.

      We are a Delaware corporation formed in 1997 by the merger of The Indus Group, Inc., a California corporation, and TSW International, Inc., a Georgia corporation. In March 2003, we acquired Indus Utility Systems, Inc. (“IUS”) (formerly known as SCT Utility Systems, Inc.) from Systems and Computer Technology Corporation (“SCT”). In January 2004, we acquired Wishbone Systems, Inc. (“Wishbone Systems”). References in this filing to the “Company,” “Indus,” “we,” “our,” and “us” refer to Indus International, Inc., our predecessors and our wholly-owned and consolidated subsidiaries. Our principal executive offices are located at 3301 Windy Ridge Parkway, Atlanta, Georgia 30339, and our telephone number at that location is 770-952-8444.

Service Delivery Management Background

      The current economic climate, including increasing global competition, demands that organizations in diverse industries control costs while simultaneously increasing production capacity. For this reason, most organizations share very similar goals: increase revenues, reduce operations and maintenance expenses, increase the reliability and performance of production facilities and infrastructure, improve customer service and loyalty, reduce inventory, and make better use of limited capital. Many software vendors have offered solutions aimed at assisting companies with various aspects of this challenge — such as enterprise resource planning (“ERP”), customer relationship management (“CRM”), customer information systems (“CIS”), enterprise asset management (“EAM”), and workforce management (“WFM”). These conventional approaches, which focus only on discrete areas and systems, have yielded some marginal operational improvements, but not at levels that actually transform the business and facilitate operational excellence. We believe there is a significant opportunity for a comprehensive solution to rationalize these fragmented enterprise solutions, eliminate the inefficiencies of discrete systems, and enable companies to achieve their operational goals that are described above on a more efficient basis.

The Indus Solution

      To capitalize on this opportunity, we have developed a unique approach to operational excellence called service delivery management, or SDM, which allows our customers to eliminate the inefficiencies of employing multiple discrete enterprise systems and practices and to achieve the results described above. The SDM approach allows organizations to manage all of the business processes related to its customers, assets, and workforce across the entire enterprise — incorporating customer service, field service, design service, construction service, and maintenance service into a single comprehensive solution. Unlike any one of the discrete ERP, EAM, CRM, CIS or WFM solutions, which tend to be customer-centric, asset-centric, or workforce-centric, our SDM solutions are process-centric. SDM addresses the business flows within and across each of these disciplines, and optimizes business processes. The focus of our SDM solutions is on operational business flows across the entire organization, breaking down informational and operational silos.

      Our SDM software products encompass three disciplines in a comprehensive solution set: customer management, asset management and field service management. Focusing on the business flows within and across these critical disciplines, Indus SDM optimizes business processes to achieve operational efficiencies that can enable superior performance. Sharing this process-centric approach to operational improvement, our three solution suites within SDM drive real-time responsiveness to service needs.

      Our SDM solutions allow customers to push key analytics at the right time so that critical decisions can be made in a timely and intelligent manner via real-time performance management. With our solutions, users view and analyze key performance indicators to proactively improve efficiency and minimize costs throughout the organization. Our SDM solutions, together with our various service offerings, enable our customers to:

•	Improve Asset Performance. Our solutions help organizations control and reduce all asset lifecycle costs, as well as budget and plan more accurately, by ensuring that assets operate at peak performance to avoid unnecessary downtime and shorten planned outages. This requires that the organization have real-time visibility into the health and condition of facilities, equipment and/or critical parts.

•	Maximize Financial Performance. Organizations must transition from reactive to proactive decision-making in order to optimize performance and maximize financial gain. Our solutions facilitate this transition by providing the right tools to analyze and balance the financial impact of strategic and operational initiatives across the organization, and to determine best-case alternatives.

•	Optimize Workforce Efficiency. Organizations must operate their workforces at optimum efficiency, addressing planned and unplanned work requests in a timely and efficient manner. Instant field communications and feedback is vital. Our solutions give organizations real-time visibility into resource availability, skill sets, parts, tools, customer requirements, and documentation.

•	Ensure Customer Loyalty. Customer loyalty is the most accurate barometer of superior performance. Our solutions enable organizations to instantly access and analyze enterprise-wide information, rapidly respond to customer requests and issues, make timely and appropriate decisions, and provide accurate billing and collection.

•	Streamline the Supply Chain. Our solutions help organizations operate their supply chain more efficiently, with better planning and streamlined logistics. Our solutions provide increased visibility into the availability of spare parts, optimize inventory levels, and reduce the number of suppliers, while helping to deliver the right parts to the right place at the right time.

Business Strategy

      Our objective is to establish and maintain Indus as the leading provider of SDM solutions. We aim to achieve this objective by delivering the industry’s most comprehensive set of best-in-class customer, asset, and field service management solutions. These solutions help global utilities, manufacturers, telecommunications companies, original equipment manufacturers, and third-party service providers optimize and effectively manage customers, assets, and the workforce.

      Our strategies to accomplish our objective include the following:

Develop and Enhance Software Solutions. We intend to continue to focus our product development resources on the development and enhancement of our software solutions. We offer what we believe to be the broadest solution set in the SDM marketplace and the only suite offering best-in-class solutions for customer, asset, and field service management. In order to provide additional functionality and value to our solutions, we plan to continue to provide enhancements to existing products and to introduce new products to address evolving industry standards and market needs. We identify further enhancements to our solutions and opportunities for new products through our Global Client Services organization as well as ongoing customer consulting engagements and implementations, interactions with our user groups and special interest groups and participation in industry standards and research committees, such as the Association for Services Management International, MIMOSA, and the Nuclear Energy Institute. A key near-term initiative is the development of our Indus foundation architecture (“IFA”), through which we are developing a common architectural platform for all of our applications. The objective of the IFA initiative is to ensure smooth and seamless integration between our applications and those of our partners utilizing XML, service-oriented architecture, and other advanced integration tools and techniques.

Expand Our Strategic Alliances and Indirect Sales Channels. We currently sell our products primarily through our direct sales force. We work on joint projects and joint sales initiatives on a case-by-case basis with industry-leading consultants and software systems implementers, including most of the large consulting firms, such as Accenture, IBM Global Services, Capgemini, BearingPoint and Deloitte Consulting. This allows us to supplement our direct sales force and professional services organization. We have been expanding our indirect sales channels through reseller agreements, marketing agreements and agreements with third-party software providers, particularly internationally. Our agreements with A3 Systems Limited, a subsidiary of Yao De Computer Software Limited, in China, and Electric Power Development Company Limited (also known as JPower) in Japan, extend our market coverage and provide us with new business leads and access to trained implementation personnel. We also have strategic alliances with complementary software providers. These product partnerships, including our arrangements with BEA Systems, Inc. (“BEA”), Business Objects, Inc. (“Business Objects”), ESRI, Inc., International Business Machines Corporation, webMethods, Inc., Oracle Corporation (“Oracle”) and PeopleSoft, Inc. (“PeopleSoft”), extend our solution footprints to best meet our customers’ requirements.

Expand International Sales. We believe that our solutions offer significant benefits for customers in international markets. We have more than 100 employees outside the United States, primarily in Europe and Asia Pacific, focused on international sales, servicing our international clients, and developing reseller channels. In addition to offices in the United Kingdom, France, Japan, Canada, and Australia, we have established reseller and referral arrangements in countries across the globe, including China, Saudi Arabia, South Africa, Hungary, Russia, Egypt, and Israel. Our international strategy includes leveraging the strength of our relationships with current customers that also have significant overseas operations and the pursuit of strategic marketing partnerships with international systems integrators and third-party software application providers that are complementary to our products.

Acquire or Invest in Complementary Businesses. We will continue to investigate strategic acquisitions of technologies, products, and businesses that may enable us to enhance and expand our SDM software products and service offerings. Where appropriate, we intend to investigate and pursue acquisitions that will provide us with complementary products and technologies, extend our presence into other vertical markets with similar operational challenges, and/or further solidify our leadership position within the emerging SDM market.

Products

      Our SDM software solutions help clients in a broad array of industries optimize the management of their customers, assets, workforce, spare parts inventory, tools and documentation. Our clients rely on our solutions to achieve best-in-class performance and significant savings — all while minimizing operating costs, improving asset reliability, optimizing customer satisfaction, improving billing processes, and ensuring regulatory compliance. Our solutions are comprised of three distinct suites: customer management, asset management, and field service management.

Customer Management Suite

      Our customer management suite for energy and utility customers provides the functionality required to optimize customer-facing activities. This seamless solution suite encompasses call center, customer information tracking, billing, and accounts receivable functions. The customer management suite is comprised of the following software applications:

•	Advantage CMS. At the core of the customer management suite is the advanced architecture of the Advantage CMS product. Built on Oracle9i application server technology, Advantage features an adaptive infrastructure and takes advantage of Oracle’s world-class functionality for Internet or intranet deployment and streamlined business processes. Advantage combines proven and scalable functionality to facilitate enterprise-wide access to information, cost controls, regulatory responsiveness, and reduced cycle times from meter reading to collection of accounts receivable.

•	CRM Essentials. Enhancing the Advantage CMS product is CRM Essentials, a layer of customer relationship management functionality built exclusively for energy and utility companies, positioning them to lower costs and improve customer service.

•	EnerLink. Further fortifying the Advantage CMS product is EnerLink, a complex billing solution that helps energy and utility companies use integrated applications to design, market, administer, and bill new pricing options, regardless of the market requirements. EnerLink includes flexible pricing options, robust rate modeling and bill calculation, support for a complex array of contract models, integrated data management, and meter data access.

Asset Management Suite

      Our asset management suite supports an organization’s operations and maintenance workforce, inventory management and procurement professionals, safety and compliance engineers, and other decision-making personnel affected by asset care decisions throughout the enterprise. This suite includes the following components: asset and work management systems; materials and procurement systems; supply chain; eProcurement systems; and safety and compliance systems. Other complementary components include: mobile computing, enterprise asset integration tools, sophisticated search capabilities, data warehousing products, and integration to leading ERP products for financial and human resources functions. Our asset management suite provides improved efficiencies to the management of assets, work orders, inventory, and purchasing. It helps organizations establish effective maintenance strategies for the assets they service and enables supply chain optimization. This proactive, condition-based strategy lowers maintenance costs and reduces production stoppages.

      The asset management suite includes the following software products:

•	PassPort. Facilitates maintenance, inventory, and procurement management through integrated physical asset management, optimization, and labor/work management. PassPort features a Web-based user interface and can also be deployed on corporate portals. PassPort safety and compliance systems interoperate with other enterprise systems to improve regulatory compliance and reporting. PassPort materials and procurement systems improve overall plant performance. E-procurement capabilities add further value to PassPort by streamlining the procurement process. PassPort work management systems coordinate and communicate discrete work task requirements and priorities to all departments and disciplines throughout the enterprise.

•	InSite EE. InSite EE is the next generation of the Indus InSite solution and it represents the culmination of our efforts during 2002 and 2003 to re-architect the previously separate EMPAC and Indus InSite products into a single solution. InSite EE provides a compelling solution for organizations with complex asset management requirements who also desire the accessibility, ease-of-use and collaborative capabilities that only a Web-architected solution can offer. InSite EE combines the powerful features of the EMPAC solution with the innovative Web-based Indus InSite platform architecture. The comprehensive feature set provides a highly scalable and flexible EAM system for complex asset-intensive enterprises. The Web-based platform and services-oriented architecture enables cost-effective implementation and flexible access across multiple departments, geographies and computing environments. Support for open communications standards facilitates real-time performance management and push maintenance strategies — enabling condition monitoring and analysis tools to push real-time asset information to InSite EE so that proactive action can be taken before assets fail. Asset and work management functionality enables customers to manage maintenance, service, and other work management requirements for all physical assets. Materials and procurement functionality focuses on the supply chain and allows customers to manage inventories and source required goods and services.

Field Service Management Suite

      Our field service management suite provides resource optimization to generate superior performance at low cost. This suite allows customers to dispatch resources with all the required tools, information, and parts at the promised time. Schedules are optimized based on customer or asset demands, travel times, service level agreements, technician skills requirements, and internal costs, enabling more hours “on the job, able to work.” The suite includes the following applications:

•	WorkCenter. Indus WorkCenter is the Web-based order entry and management module. As the starting point of work and order processing, WorkCenter provides a variety of options and tools to accommodate the needs of both customers and service providers. With WorkCenter, call center representatives can initiate service requests, schedule service appointments, and check service status from any Web browser. Appointment scheduling is immediate, and the service organization is notified automatically. Business rules and customer preferences ensure timely fulfillment by the ideal service provider.

•	WorkManager. Indus WorkManager helps manage the constantly changing dynamics of field service by furnishing dispatchers with a real-time graphical representation of people, places and things in an information and response portal. All updates and changes to the schedule can be viewed as they happen. Rule violations, cost and time overruns, and other performance indicators are highlighted for action. Visual cues and filters assist management personnel with understanding the status of all work at any time. Relationships between work orders, dependencies, and the parent/child relationship within a work order are evident. Integration with leading GIS systems further enhances understanding of where personnel are deployed and how they can be routed.

•	WorkMobile. Indus WorkMobile equips mobile service resources with real-time interactive wireless applications and access to organizational data. WorkMobile provides online Web-based or wireless access, as well as offline/sync access. Handheld and wireless communication devices enable bi-directional updates that expedite service delivery. Service personnel have real-time access to schedules, customer details, and operational response rules. They can update, close or reschedule service orders from the field with current customer information.

•	WorkExecutive. Indus WorkExecutive is a planning, forecasting, and implementation tool that enables senior management to predict the business impact of all available execution alternatives and implement the one that is right for their business needs and objectives. Through management dashboards and reports, WorkExecutive provides the intelligence executives need to assess their execution strategy, performance, and organizational effectiveness. Factors such as the supply and demand of service personnel, response criteria and profitability are measured against key performance indicators and benchmark metrics.

•	WorkOptimizer. Indus WorkOptimizer enhances operational achievements with optimization technology. The solution employs proprietary algorithms to calculate and accommodate complex but known variables in the field service chain to help overcome operational inefficiencies and ensure the optimal balance between profitability, effectiveness, and customer satisfaction. Real-time logistical support will allow the organization to deploy field personnel with the right skills to the right place at the right time.

Services

      Our SDM solutions include consulting and other services offered as part of the Indus Service Select program. Our Service Select program is comprised of services, tools and programs that address the full lifecycle of our solutions, including implementation, production, and continuous business improvement. Our service offerings include comprehensive implementation programs, strategic consulting, e-Learning and training solutions, three-tiered maintenance and support plans, and hosting and outsourcing services. Indus offers a variety of tailored or packaged services designed to help clients continuously improve their operations, achieve a faster return on investment, and meet their unique business challenges. Our Service Select program includes the following service offerings: professional services, Indus Knowledge Delivery, Global Clients Services, and hosting services.

Professional Services

      Our professional services include sophisticated implementation services, as well as strategic consulting in pre-implementation assessment/selection analysis, project justification, business case support, performance benchmarking, root cause analysis, and post-implementation optimization. Extended services include migration and upgrade assistance. Our professional services are provided by subject matter experts that typically have a long tenure with Indus. These regionally located experts support our sales organization by helping customers implement advanced principles, theories, and other advanced “best practice” strategies designed to provide a competitive advantage to the customer. The knowledge gained from prior customer implementations, the extensive experience of our employees, and the global experience of our user community provide a high-quality information exchange as customers learn from the professional services organization how the Indus software solutions address industry-specific requirements.

      Indus products are typically implemented through our proprietary ABACUS tools and methodology. ABACUS consists of software-driven analytical tools, implementation plans, and educational resources that consolidate our extensive experience in implementing software products. ABACUS provides a step-by-step implementation lifecycle framework for all installation, integration, education, and business review activities. In addition, ABACUS enhances the ongoing effectiveness of Indus software products and assists customers in improving their business processes.

      We have also developed relationships with large systems integrators, as well as smaller third-party implementers and providers. This ensures that customers with specific requirements can leverage the value-added services of these firms when implementing Indus software products. These relationships are further described under “Business — Strategic Relationships.”

Indus Knowledge Delivery

      We also provide education and training solutions, including off-the-shelf and customized e-Learning programs. These solutions include standalone Web-based training courses and easy-to-use online classroom and job-aids called Desktop Navigators. These Desktop Navigators provide detailed step-by-step tutorials and a means to deliver business process workflow integration to communicate, implement, and deliver leading work practices across an entire enterprise. We also provide in-depth classroom training at Indus sites worldwide or in clients’ facilities.

Global Client Services

      We offer three levels of comprehensive maintenance and support plans that provide our customers with timely access to support professionals, client advocate engagement, product updates, and new software releases that offer improved functionality. Our Global Client Service Centers are strategically located in North America, the United Kingdom, and the Asia-Pacific region. Two of our three service programs provide extended telephone service after business hours for production-down and critical issues, 24 hours a day, either 5 or 7 days a week. Regardless of the call’s time or point-of-origin, our toll-free number automatically routes the customer’s call to a fully staffed Global Client Service Center.

Hosted Services

      PassPort, InSite EE, and Advantage CMS products are available as hosted services fully supported through remote data centers. We are responsible for the customer’s hosted system, and we are the single point of contact for any functionality issues. The hosted service offers comprehensive functionality, reduces implementation time, and guarantees service levels. Additionally, our hosted service integrates with customer legacy systems, delivering a true best-in-class product that includes many touch points with other industry software application leaders such as Oracle, PeopleSoft and SAP.

      The hosted service contains robust, layered security to protect customer data. Our hosted infrastructure partners provide a suite of services that expertly manage mission-critical software. With a large, multi-specialized, technical staff of certified engineers, the infrastructure partners provide the level of services and expertise necessary to ensure secure, scalable, high-performance operation 24x7. Their services include installation and maintenance of hardware and software, core software expertise, high-volume backup and recovery systems, and constant, proactive monitoring by their server operations center.

Sales and Marketing

Global Organization

      We market and sell our products and services to customers around the world in a variety of industries. To address our markets effectively, we divide our target markets by geography and by industry segment and tailor our sales strategy to suit the specific needs of each market segment. In a given market segment, we may sell directly through our internal sales force or indirectly through business partner relationships and channel partner programs. Our marketing staff is based at our office in Atlanta, Georgia, while our sales organization is decentralized throughout the three global regions described below:

•	Americas, with direct sales representatives in the United States and Canada, and strategic partnerships to expand the scope of sales opportunities.

•	Europe, Middle East and Africa, with direct sales representatives in the United Kingdom and France, as well as partnerships which extend our selling capability into continental Europe, the Middle East and Africa.

•	Asia-Pacific, with direct sales representatives in Australia and Japan and strategic partnerships to expand the scope of sales opportunities.

      In each of these regions, we view the market opportunities as consisting of multiple vertical business segments. We focus our sales and marketing efforts on the following industries:

•	Utilities

•	Water and waste treatment

•	Nuclear power generation

•	Fossil power generation

•	Hydroelectric power generation

•	Energy transmission and substations

•	Energy distribution and delivery

•	Energy resource extraction and process industries

•	Chemical, petrochemical, oil and gas

•	Metals and mining

•	Pulp, paper and forest products

•	Process manufacturing

•	Discrete manufacturing

•	Consumer packaged goods

•	Facilities management

•	Managed services

•	Telecommunications

•	High-tech and electronics

      By addressing the needs of various vertical industries separately, we can package and deliver our product offerings to meet the specific needs of the industries we serve. We conduct comprehensive industry-specific vertical marketing programs, which include public relations, trade advertising, industry seminars, trade shows, and ongoing customer communication programs such as IndusWorld, our international user group conference.

Sales Cycle and Customer Life Cycle

      While the sales cycle varies depending on the customer and the product being sold, our sales cycles generally require from three to 18 months. The direct sales cycle begins with the generation of a sales lead or the receipt of a request for proposal from a prospect, followed by qualification of the lead, analysis of the customer’s needs, response to a request for proposal, one or more presentations to the customer utilizing the special knowledge of the industry vertical pre-sales staff, customer internal sign-off activities, and contract negotiation and finalization.

      After implementation of an Indus solution, our account executive program provides regional support and specialized attention for each of our customers. Account executives assist in implementing licensed applications over multi-year engagements, promote licensing of additional applications and encourage existing customers to identify and help fund new applications and expanded core offerings.

Product Development

      Our development efforts are focused on adding new functionality to existing products, integrating our various product offerings, enhancing the operability of our products across distributed and alternative hardware platforms, operating systems and database systems, and developing new products. We believe that our future success depends in part upon our ability to continue to enhance existing products, to respond to rapidly changing customer requirements, and to develop new or enhanced products that incorporate new technological developments and emerging maintenance and industry standards. To that end, our development efforts frequently focus on base system enhancements and the incorporation into our products of new user requirements and features identified and created through customer and industry interactions and systems implementations. As a result, we are able to continue to offer our customers a packaged, highly configurable product with increasing functionality rather than a custom-developed software program.

      A key near term initiative in our development program is the development of our IFA, through which we are developing a common architectural platform for all of our applications. The objective of the IFA initiative is to ensure smooth and seamless integration between our applications and those of our partners utilizing XML, service-oriented architecture, and other advanced integration tools and techniques.

      We believe that research and development is most effectively accomplished if customers are involved in the process. Through direct customer involvement and consensus input from user group oversight committees, product content is improved and the customer acceptance of new software deployment is significantly increased. In addition, the interactive development process promotes increased customer awareness of our products’ technological features and fosters greater product loyalty. For this reason, we regularly incorporate customers into the product development process and compile direct feedback through special interest groups, user conferences, and early adopter programs.

      We plan to principally conduct our development efforts internally in order to retain development knowledge and promote the continuity of programming standards; however, some projects that can be performed separately have been and will continue to be outsourced in the foreseeable future. We have established an off-shore development center in Bangalore, India, where significant development activities are performed.

      Our research and development expenses for the years ended December 31, 2001 and 2002, the three-month period ended March 31, 2003 and the year ended March 31, 2004 were $49.5 million, $45.7 million, $8.7 million, and $35.0 million, respectively. We intend to continue to make significant investments in product development.

Strategic Relationships

      Through a network of strategic relationships established with more than 50 technology and service partners, we leverage our internal sales and marketing efforts, expand our implementation capabilities, and enhance the breadth of our solutions.

Systems Integrators

      We typically work with large systems integrators, such as Accenture, IBM Global Services, BearingPoint, Capgemini and Deloitte Consulting, as well as smaller implementers, on an opportunity-by-opportunity basis. In some instances, we have agreements with systems integrators that provide the framework for the relationship, such as our agreements with Capgemini U.S. LLC and Deloitte Tohmatsu Consulting Co.,

Limited in Japan. In each case the agreement is non-exclusive and does not obligate either party to any minimum commitments. Instead, the parties agree to work together to identify joint opportunities with the goal of furthering the implementation of our products and the professional services of the systems integrator or implementer. We work with the systems integrators on proposals to prospective customers to license and implement our software. We typically enter into teaming arrangements that set forth the parties’ respective obligations in the proposal process. We will typically enter into a license agreement and a support agreement directly with the customer, and the systems integrator will typically have the direct contractual relationship with the customer for professional services.

Channel Partners

      In addition to working with large systems integrators to expand our sales channels and marketing efforts, we also enter into reseller agreements, referral agreements, and marketing agreements with third parties that can extend our market coverage, particularly internationally. For example, our agreements with A3 Systems Limited, a subsidiary of Yao De Computer Software Limited, in China, and Electric Power Development Company Limited (also known as JPower) in Japan, extend our market coverage and provide us with new business leads and access to trained implementation and support personnel.

Software Product Partners

      We enter into strategic relationships with software product partners to expand the functionality of our existing solutions, enabling us to continue our focus on developing and delivering SDM solutions. We plan to continue our strategy of leveraging strategic partnerships as the needs of our customers continually evolve and the global marketplace expands. By combining our own SDM software solutions with our partners’ market-focused products and services, we provide our customers with the ability to maximize their return on investment, while providing us with additional software license fees and services.

      Our strategic relationships with third party software providers take a variety of forms, such as reseller agreements, embedded software arrangements, and development arrangements. Reseller agreements, such as our agreement with Oracle, typically allow us to develop software solutions using third party software, and resell that third party software in connection with our software solutions. Embedded software arrangements, such as our agreements with BEA and Business Objects, typically allow us to develop software solutions using third party software, and resell that third party software embedded in our software solutions. Development agreements allow us to develop software to integrate our solutions with that of the third party, which extends the functionality of our software solutions by making them interoperable with various third party applications. Examples of these types of arrangements include our agreements with PeopleSoft and Oracle, which allow us to develop solutions that integrate with PeopleSoft’s corporate financial, payroll and human resources applications and Oracle corporate financial applications.

      The following highlights several of our software product partners:

•	BEA — supports Indus customers’ need to design and automate business processes that integrate back-end applications and e-commerce technologies.

•	Oracle — provides database platform as well as Oracle Financials integration. We are a member of the Oracle Partner Network, as a Certified Advantage Partner.

•	Business Objects — provides business intelligence that lets organizations access, analyze, and share information internally with employees and externally with customers, suppliers, and partners.

Customers

      The Company provides software products and services to customers in the following industries:

•	Utilities, including water and waste water treatment, power generation, and energy transmission and distribution;

•	Manufacturing;

•	Chemical and petrochemical;

•	Oil and gas;

•	Pulp and paper;

•	Metals and mining;

•	Telecommunications;

•	Government and education;

•	Transportation; and

•	Consumer packaged goods.

      Customers include industry leaders such as Bayer Rubber, Inc., British Energy Plc., Duke Energy Corporation, Dell USA L.P. (an affiliate of Dell Inc.), Deutsche Telekom AG, GE Plastics and GE Power Systems, operating units of the General Electric Company, Electric Power Development Company Limited (also known as JPower), Progress Energy Service Company LLC, Shaw Industries, Inc., Smurfit-Stone Container Corporation, The Kroger Co., Tokyo Electric Power Company, and Xcel Energy Services, Inc..

      For the fiscal year ended March 31, 2004, 8.4% of the Company’s revenues related to our contract with Magnox Electric plc, a wholly owned subsidiary of British Nuclear Fuels Ltd (“BNFL”), which operates BNFL’s nuclear power stations.

Competition

      Our products are targeted at the SDM market, which is highly fragmented. The customer, asset, and field service management software products businesses with which we compete are highly competitive and characterized by rapid technological change. They are significantly affected by new product and technology innovations brought about by industry participants. We believe that the principal competitive factors in our businesses will be:

•	Product quality, return on investment, performance, and functionality;

•	Adaptability to new trends driven by technology and customer requirements;

•	Cost of internal product development as compared with cost of purchase of products from outside vendors;

•	Ease and speed of implementation;

•	Cost of ongoing maintenance; and

•	Time-to-market with, and market acceptance of, new products, enhancements, functionality and services.

      In the asset management market, our main competitors are MRO Software, Inc., Datastream Systems, Inc., SAP, Oracle, Mincom Corp., Industrial and Financial Systems, Invensys, Severn Trent Systems and Synercom. In the customer management market, our primary competitors include SPL WorldGroup, PeopleSoft, Inc., SAP, Peace Software, Cayenta (a subsidiary of Titan), and Orcaom. In the field service management market, our primary competitors include Siebel Systems, Inc., Mobile Data Solutions Inc., ClickSoftware Technologies Ltd., Astea International, SAP, Metrix, Amdocs, and FieldCentrix.

      We believe that we have key competitive strengths that will help us establish and maintain leadership in the emerging SDM market. Our strategic assets and competitive advantages include:

•	Depth and breadth of products. We believe that no other software vendor offers the breadth of customer, asset, and field service management applications, coupled with the depth of functionality offered in our solutions.

•	Scalability of our products. Our solutions are able to scale up to multiple thousands of users.

•	Substantial installed base. Over the past 25 years, we have attained the leading market share position in the “Tier 1” market (customers having annual revenues greater than $1 billion dollars) for asset management software solutions — especially among utilities and process manufacturers. This installed base provides us with a fertile source for selling our comprehensive SDM solutions, including our recently acquired workforce management software, as well as providing us with numerous client references that can help us close deals with new prospects.

•	Industry expertise. Our professional services are provided by experts with extensive industry experience. This experience and domain knowledge gained from prior implementations allows us to enhance new implementations with industry-specific best practices.

International Operations

      Our international revenue was approximately $72.2 million, $39.8 million, $9.5 million and $30.6 million for the years ended December 31, 2001 and 2002, the three-month period ended March 31, 2003 and the year ended March 31, 2004, respectively, which represents approximately 41%, 34%, 35% and 21% of our total revenue for each of those periods, respectively. International revenue includes all revenue derived from sales to customers outside the United States. We now have more than 100 employees outside the United States, most of who are located in the United Kingdom and Australia. We also have offices in Canada, France, and Japan.

      We conduct our direct European operations principally out of our office in the United Kingdom, where we have approximately 70 employees. Total revenue for European operations was approximately $19.5 million for the fiscal year ended March 31, 2004, which represents approximately 13.3% of our total revenue for the year. Our direct Asia-Pacific operations are conducted out of our office in Brisbane, Australia. Total revenue for Asia-Pacific operations was approximately $6.0 million for the fiscal year ended March 31, 2004, which represents approximately 4.1% of our total revenue for the year. We have a growing presence in Japan where deregulation of the nuclear industry is helping to fuel demand for our asset management solutions in particular.

Proprietary Rights and Licensing

      We rely on a combination of the protections provided under applicable copyright, trademark, and trade secret laws, as well as on confidentiality procedures, licensing arrangements, and other contractual arrangements to establish and protect our rights in our software. Despite our efforts, it may be possible for unauthorized third parties to copy certain portions of our products or to reverse engineer or obtain and use information that we regard as proprietary. In addition, the laws of certain countries do not protect our proprietary rights to the same extent as do the laws of the United States. Furthermore, we have no patents, and existing copyright laws afford only limited protection. Accordingly, there can be no assurance that we will be able to protect our proprietary software against unauthorized third-party copying or use, which could adversely affect our competitive position.

      We license our applications to customers under license agreements, which are generally in standard form, although each license is individually negotiated and may contain variations. The standard form agreement allows the customer to use our products solely on the customer’s computer equipment for the customer’s internal purposes, and the customer is generally prohibited from sub-licensing or transferring the applications. The agreements generally provide that the warranty for our products is limited to correction or replacement of the affected product, and in most cases the warranty liability may not exceed the licensing fees from the customer. Our standard form agreement also includes a confidentiality clause protecting proprietary information relating to the licensed applications.

      Our products are generally provided to customers in object code (machine-readable) format only. From time to time, in limited circumstances, we licensed source code (human-readable form) for asset management software, subject to customary protections such as use restrictions and confidentiality agreements. We have historically licensed source code for certain customer management applications, subject to customary protections such as use restrictions and confidentiality agreements. In addition, customers can be beneficiaries of a master source code escrow for the applications, pursuant to which the source code will be released to end users upon the occurrence of certain events, such as the commencement of bankruptcy or insolvency proceedings by or against the Company, or certain material breaches of the agreement. We have the right to object to the release of the source code in such circumstances, and to submit the matter to dispute resolution procedures. In the event of any release of the source code from escrow, the customer’s license is limited to use of the source code to maintain, support, and configure our applications.

      We may from time to time receive notices from third parties claiming infringement by our products of proprietary rights of others. As the number of software products in the industry increases and the functionality of these products further overlap, we believe that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time consuming and expensive to defend or could require us to enter into royalty and licensing agreements. Such agreements, if required, may not be available on terms acceptable to us.

      Indus, Indus Solution Series, IndusWorld, Advantage, PassPort, PassPort Software Solutions, EMPAC, Enterprise MPAC, Indus InSite, InSite EE, Service Delivery Management, SDM, ABACUS, IndusKnowledgeWarehouse, IndusConnect, IndusBuyDemand, IndusAnyWare, IndusASP, and Curator are trademarks and service marks of the Company. All other brand names or trademarks referenced in this Annual Report are the property of their respective holders.

Employees

      At April 30, 2004, Indus had approximately 850 full-time employees. None of our employees are covered by a collective bargaining agreement, and we have never experienced a work stoppage, strike or labor dispute. We believe that our relations with our employees are good.

Executive Officers

      The executive officers of the Company are as follows:

Name of Executive Officer	Age	Principal Occupation

Thomas R. Madison, Jr.	58	Chairman of the Board of Directors
Gregory J. Dukat	43	President and Chief Executive Officer
Thomas W. Williams	47	Executive Vice President and Chief Financial Officer
John D. Gregg	55	Executive Vice President of Field Operations

      Mr. Madison has served as Chairman of the Board of Indus since December 2001 and as a director of Indus since April 2001. From July 2002 through January 2004, Mr. Madison served as Chief Executive Officer of Indus. From January 2001 until December 2001, Mr. Madison served as an independent management consultant. From May 1999 until January 2001, Mr. Madison served as President and Chief Executive Officer of Talus Solutions, a developer of products and services that optimize pricing strategies and practices based upon customer buying behaviors. From March 1994 until May 1999, Mr. Madison served as Group President and Corporate Vice President of Computer Sciences Corp. Mr. Madison also serves as a director of Alogent, Inc., EVANT, Inc. and Kiodex, Inc.

      Mr. Dukat has served as President of Indus since August 2003 and as Chief Executive Officer of Indus since February 2004. From August 2003 until his promotion in February 2004, Mr. Dukat served as President and Chief Operating Officer. Mr. Dukat joined Indus in September 2002 as Executive Vice President of Worldwide Operations to lead the Company’s global sales and marketing efforts, and was promoted to President and Chief Operating Officer in August 2003 with responsibility for all sales, marketing, customer service, product strategy, and product development functions. From September 2001 to April 2002, Mr. Dukat served as the Chief Executive Officer for 180 Commerce, Inc., a start-up reverse supply chain enterprise software company. From October 1989 to September 2001, Mr. Dukat served in various positions at J.D. Edwards, an enterprise software provider, most recently as Vice President and General Manager. Mr. Dukat is a board member of CSS Consulting Corporation and holds a Bachelor’s of Science degree in business administration from the University of New York at Buffalo.

      Mr. Williams joined Indus as its Executive Vice President and Chief Financial Officer in June 2004. Prior to joining Indus, Mr. Williams served as Chief Financial Officer of Cendian Corporation, a provider of logistics services to the chemical industry, from October 2002 to May 2004. From February 2000 to September 2002, Mr. Williams served as Senior Vice President, Chief Financial Officer and Treasurer of Manhattan Associates, Inc., a leading supplier of supply chain software. From February 1996 to February 2000, Mr. Williams served as Group Vice President, Finance and Administration for Sterling Commerce, a worldwide leader in providing e-business solutions for the Global 5000 companies. From December 1994 to January 1996, Mr. Williams served as Division Vice President, Finance and Administration for Sterling Software, one of the 20 largest independent software companies in the world. Although Mr. Williams assumed the title of Chief Financial Officer in June 2004, he will not be performing the functions of principal accounting and financial officer until after the filing of this Annual Report on Form 10-K, and therefore will not be signing this report.

      Mr. Gregg was promoted to Executive Vice President of Field Operations in February 2004. Prior to his promotion, Mr. Gregg served as President of the IUS division since March 2003, when Indus acquired SCT Utility Systems, Inc. from SCT. From November 1993 to March 2003, Mr. Gregg served in various positions with SCT Utility Systems, Inc., a wholly-owned subsidiary of SCT, most recently as President from November 2000 until the acquisition by Indus. Mr. Gregg served as the Executive Coordinator of Northside Baptist Church during a 10-month sabbatical in 1999.

Employment Agreements

      All the current executive officers of the Company have employment contracts with the Company.

Exchange Act Reports

      We maintain an Internet web site at the following address: www.indus.com. The information on our web site is not incorporated by reference in this annual report on Form 10-K.

      We make available on or through our website certain reports and amendments to those reports that we file or furnish to the Securities and Exchange Commission (the “SEC”) in accordance with the Securities Exchange Act of 1934, as amended. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K. We make this information available on our web site free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

FACTORS AFFECTING FUTURE PERFORMANCE

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

      Our operating results have fluctuated in the past, and our results may fluctuate significantly in the future. Our operating results may fluctuate from quarter-to-quarter and may be negatively affected as a result of a number of factors, including:

•	the relatively long sales cycles for our products;

•	the variable size and timing of individual license transactions;

•	delays associated with product development, including the development and introduction of new products and new releases of existing products;

•	the development and introduction of new operating systems and/or technological changes in computer systems that require additional development efforts;

•	our success in, and costs associated with, developing, introducing and marketing new products;

•	changes in the proportion of revenues attributable to license fees, hosting fees and services;

•	personnel changes, including changes in our management;

•	changes in the level of operating expenses;

•	software defects and other product quality problems and the costs associated with solving those problems; and

•	successful completion of customer funded development.

      Changes in operating expenses or variations in the timing of recognition of specific revenues resulting from any of these factors can cause significant variations in operating results from quarter-to-quarter and may in some future quarter result in losses or have a material adverse effect on our business or results of operations.

If we are unable to maintain profitability and become cash flow positive in the near future, our business and long-term prospects may be harmed.

      We generated a net loss of $12.0 million in the fiscal year ended March 31, 2004, and used cash of $3.8 million in operating activities during the same period. For the three-month period ended March 31, 2004, we generated net income of $651,000 and used cash of $850,000 in operating activities. If we are unable to maintain profitability or produce positive cash flow from operations in the near future it will negatively affect our capacity to implement our business strategy and may require us to take actions in the short-term that will impair the long-term prospects of our business. If we are unable to maintain profitability or produce positive cash flow from operations in the near future it may also result in liquidity problems and impair our ability to finance our continuing business operations on terms that are acceptable to us. Further, we may need to enter into financing transactions that are dilutive to our stockholders’ equity ownership in our company.

If the market for service delivery management solutions does not grow as anticipated or if our service delivery management solutions are not accepted in the market, we may not be able to grow our business.

      From time to time, we expand into new markets. For example, in January 2004, we announced our service delivery management solutions for utilities. The market for service delivery management solutions is an emerging market. If customers’ demand in this emerging market does not grow as anticipated or if our service delivery management solution is not accepted in the market place, then we may not be able to grow our business.

If the market does not accept our new products and enhancements or upgrades to the existing products that we launch from time to time, our operating results and financial condition would be materially adversely affected.

      From time to time, we acquire new products, launch new products, and release enhancements or upgrades to existing products. For example, in March 2004, we released PassPort 10.0, one of our asset management solutions. In January 2004, we acquired the Wishbone Service Suite, a suite of field service management modules that forms a part of our service delivery management offering. In addition, in December 2003, we introduced InSite EE, the consolidation of our EMPAC and Indus InSite enterprise asset management products into a single software solution. There can be no assurance that any of our new or enhanced products, including PassPort 10.0, the field service management suite acquired from Wishbone Systems, and InSite EE, will be sold successfully or that they can achieve market acceptance. Our future success with these products and other next generation product offerings will depend on our ability to accurately determine the functionality and features required by our customers, as well as the ability to enhance our products and deliver them in a timely manner. We cannot predict the present and future size of the potential market for our next generation of products, and we may incur substantial costs to enhance and modify our products and services in order to meet the demands of this potential market.

Demand for enterprise asset management solutions and customer relationship management software may grow slowly or decrease in upcoming quarters, which may impair our business and could materially adversely affect our results of operations and financial condition.

      Overall demand for enterprise asset management software and customer relationship management software in general may grow slowly or decrease in upcoming quarters and years because of unfavorable general economic conditions, decreased spending by companies in need of our solutions or otherwise. This may reflect a saturation of the market for enterprise asset management software and customer relationship management software generally, as well as deregulation and retrenchments affecting the way companies purchase our software. To the extent that there is a slowdown in the overall market for our solutions, our business, results of operations and financial condition are likely to be materially adversely affected.

If we experience delays in product development or the introduction of new products or new versions of existing products, our business and sales will be negatively affected.

      We have, in the past, experienced delays in product development that have negatively affected our relationships with existing customers and have resulted in lost sales of our products and services to existing and prospective customers and our failure to recover our product development costs. There can be no assurance that we will not experience further delays in connection with our current product development or future development activities. If we are unable to develop and introduce new products, or enhancements to existing products, in a timely manner in response to changing market conditions or customer requirements, our business, operating results and financial condition will be materially and adversely affected. Because we have limited resources, we must effectively manage and properly allocate and prioritize our product development efforts and our porting efforts relating to newer products and operating systems. There can be no assurance that these efforts will be successful or, even if successful, that any resulting products or operating systems will achieve customer acceptance.

Delays in implementation of our software or the performance of our professional services may negatively affect our business.

      Following license sales to new customers, the implementation of our products and their extended solutions generally involves a lengthy process, including customer training and consultation. In addition, we are often engaged by our existing customers for other lengthy professional services projects. A successful implementation or other professional services project requires a close working relationship between us, the customer and, if applicable, third-party consultants and systems integrators who assist in the process. These factors may increase the costs associated with completion of any given sale, increase the risks of collection of amounts due during implementation or other professional services projects, and increase risks of cancellation or delay of such projects. Delays in the completion of a product implementation or with any other professional services project may require that the revenues associated with such implementation or project be recognized over a longer period than originally anticipated, or may result in disputes with customers regarding performance by us and payment by the customers. Such delays in the implementation have caused, and may in the future cause, material fluctuations in our operating results. Similarly, customers may typically cancel implementation projects at any time without penalty, and such cancellation could have a material adverse effect on our business or results of operations. Because our expenses are relatively fixed, a small variation in the timing of recognition of specific revenues can cause significant variations in operating results from quarter-to-quarter and may in some further quarter result in losses or have a material adverse effect on our business or results of operations.

We have experienced significant change in our executive management team during the last several months and the current executive management team has only begun to work together.

      We have experienced significant change in our executive management team in recent months. In October 2003, Gregory Dukat was promoted from Executive Vice President of Worldwide Operations to President and Chief Operating Officer, and in February 2004, he was promoted to President and Chief Executive Officer. In February 2004, John Gregg was promoted to Executive Vice President of Field Operations. In June 2004, we

appointed Thomas Williams as our new Chief Financial Officer. The current executive management team has only recently begun to work together, and they may be unable to integrate and work effectively as a team. There are no assurances that we will be able to motivate and retain the current executive management team or that they will be able to work together effectively. If we lose any member of our executive management team or they are unable to work together effectively, our business, operations and financial results could be adversely affected.

Our success depends upon our ability to attract and retain key personnel.

      Our future success depends, in significant part, upon the continued service of our key technical, sales and senior management personnel, as well as our ability to attract and retain new personnel. Competition for qualified sales, technical and other personnel is intense, and there can be no assurance that we will be able to attract, assimilate or retain additional highly qualified employees in the future. Our ability to attract, assimilate and retain key personnel may be adversely impacted by the fact that we have reduced our work force by 12% in the fiscal year ended March 31, 2004 and that, in order to reduce our operating expenses, we have generally not increased wages or salaries over the last two years. If we are unable to offer competitive salaries and bonuses, our key technical, sales and senior management personnel may be unwilling to continue service for us, and it may be difficult for us to attract new personnel. If we were unable to hire and retain personnel, particularly in senior management positions, our business, operating results and financial condition would be materially adversely affected. Further additions of new personnel and departures of existing personnel, particularly in key positions, can be disruptive and have a material adverse effect on our business, operating results and financial condition.

Our failure to realize the expected benefits of our recent restructurings, including anticipated cost savings, could result in unfavorable financial results.

      Over the last several years we have undertaken several internal restructuring initiatives. For example, in March 2002, our Board of Directors approved a restructuring plan that, among other things, resulted in a reduction in force and the closing of our Dallas office. During the second half of 2002, due to unfavorable financial performance and management reviews of worldwide operations, we reconfigured our business model and implemented several reductions in workforce and other cost reductions to restructure and resize the business. In May 2004, we announced a restructuring plan to consolidate office space, outsource some development functions and consolidate some business functions, which also resulted in a reduction in force. These types of internal restructurings have operational risks, including reduced productivity and lack of focus as we terminate some employees and assign new tasks and provide training to other employees. In addition, there can be no assurance that we will achieve the anticipated cost savings from these restructurings and any failure to achieve the anticipated cost savings could cause our financial results to fall short of expectations and adversely affect our financial position.

      We have taken charges for restructuring of $10.2 million in 2001, $8.2 million in 2002, $2.2 million in the transition period ended March 31, 2003, and $44,000 in the fiscal year ended March 31, 2004. In addition, as a result of the restructuring plan announced in May 2004, we anticipate taking a restructuring charge of approximately $11 million in the quarter ended June 30, 2004, as well as some incremental charges resulting from this restructuring plan in future periods. There can be no assurance that additional charges for restructuring expenses will not be required in future periods. Significant future restructuring charges could cause financial results to be unfavorable.

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

      The industries in which we participate are characterized by rapid technological change, evolving industry standards in computer hardware and software technology, changes in customer requirements and frequent new product introductions and enhancements. The introduction of products embodying new technologies, the emergence of new standards or changes in customer requirements could render our existing products obsolete and unmarketable. As a result, our success will depend in part upon our ability to enhance our existing asset management solutions, customer relationship management software products and field service management solutions, expand our products offerings through development or acquisition, and introduce new products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve customer acceptance. Customer requirements include, but are not limited to, product operability and support across distributed and changing hardware platforms, operating systems, relational databases and networks. There can be no assurance that any future enhancements to existing products or new products developed or acquired by us will achieve customer acceptance or will adequately address the changing needs of the marketplace. There can also be no assurance that we will be successful in developing, acquiring and marketing new products or enhancements to our existing products that incorporate new technology on a timely basis.

Our growth is dependent upon the successful development of our direct and indirect sales channels.

      We believe that our future growth also will depend on developing and maintaining successful strategic relationships or partnerships with systems integrators and other technology companies. One of our strategies is to continue to increase the proportion of customers served through these indirect channels. Our inability to partner with other technology companies and qualified systems integrators could adversely affect our results of operations. Because lower unit prices are typically charged on sales made through indirect channels, increased indirect sales could reduce our average selling prices and result in lower gross margins. As indirect sales increase, our direct contact with our customer base will decrease, and we may have more difficulty accurately forecasting sales, evaluating customer satisfaction and recognizing emerging customer requirements. In addition, sales of our products through indirect channels may reduce our professional service revenues, as the third-party systems integrators reselling our products provide these services. Further, when third-party integrators install our products and train customers to us our products, it could result in more instances of incorrect product installation, failure to properly train the customer, or general failure of an integrator to satisfy the customer, which could have a negative effect on our relationship with the integrator and the customer. Such problems could damage our reputation and the reputation of our products and services. In addition, we may face additional competition from these systems integrators and third-party software providers who develop, acquire or market products competitive with our products.

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

      We are not directly subject to regulation by any governmental agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations addressing the products and services we provide. We do, however, license our products and provide services, from time to time, to the government, government agencies, and government contractors and to other customers that are in industries regulated by the government. As a result, our operations, as they relate to our relationships with governmental entities and customers in regulated industries, are governed by certain laws and regulations. These laws and regulations are subject to change without notice to us. In some instances, compliance with these laws and regulations may be difficult or costly, which may negatively affect our business and results of operation. In addition, if we fail to comply with these laws and regulations, we may be subject to significant penalties and fines that could materially negatively affect our business, results of operations and financial position.

If we are unable to expand our international operations, our operating results and financial condition could be materially and adversely affected.

      International revenues (from sales outside the United States) accounted for approximately 41% and 34% of total revenues for the years ended December 31, 2001 and 2002, respectively, 35% of total revenues for the transition period ended March 31, 2003, and 21% of total revenues for the fiscal year ended March 31, 2004. We maintain an operational presence and have established support offices in the United Kingdom, Canada, Australia, France and Japan. We expect international sales to continue to be a material component of our business. However, there can be no assurance that we will be able to maintain or increase international market demand for our products. In addition, international expansion may require us to establish additional foreign operations and hire additional personnel. This may require significant management attention and financial resources and could adversely affect our operating margins. To the extent we are unable to expand foreign operations in a timely manner, our growth, if any, in international sales will be limited, and our business, operating results and financial condition could be materially and adversely affected.

Exchange rate fluctuations between the U.S. Dollar and other currencies in which we do business may result in currency translation losses.

      At March 31, 2004, a significant portion of our cash was held in Pound Sterling or other foreign currencies (Australian Dollars, Canadian Dollars, Euros, and Japanese Yen). In the future, we may need to exchange some of the cash held in Pound Sterling, or other foreign currencies, to U.S. Dollars. We do not engage in hedging transactions, and an unfavorable foreign exchange rate at the time of conversion to U.S. Dollars would adversely affect the net fair value of the foreign denominated cash upon conversion.

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

As a result of our lengthy sales cycle and the large size of our typical orders from new customers, any delays we experience will affect our operating results.

      The purchase of our software products by a customer generally involves a significant commitment of capital over a long period of time, with the risk of delays frequently associated with large capital expenditures procedures within an organization, such as budgetary constraints and internal approval review. During the sales process, we may devote significant time and resources to a prospective customer, including costs associated with multiple site visits, product demonstrations and feasibility studies, and experience significant delays over which we will have no control. Any such delays in the execution of orders have caused, and may in the future cause, material fluctuations in our operating results.

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

      The market price of our common stock could drop as a result of sales of large numbers of shares in the market, or the perception that such sales could occur. On February 9, 2004 we completed a private placement for 5.0 million shares of the Company’s common stock and agreed to register these shares for resale without restriction with the Securities and Exchange Commission. We filed a registration statement to register these shares for resale, which has been declared effective by the Commission, and these shares are freely transferable without restriction.

      Since there is minimal trading volume in our common stock, stockholders wishing to sell even small numbers of shares could have a negative impact on the price of our common stock. If the holders of significant amounts of our common stock, including those stockholders who acquired shares of our common stock in connection with our recent private placement, desire to sell their shares, our stock price would be materially, negatively affected.

Item 2. Properties

      Certain information concerning the Company’s leased and owned office space at March 31, 2004 is set forth below:

		Square	Ownership
Location	Principal Use	Footage	Interest

Domestic Offices:
Atlanta, GA	Corporate Headquarters, Research and Development, Sales and Marketing, Operations	107,200	Lease
Columbia, SC	Regional Operations, Research and Development, Sales and Marketing, Operations	140,000	Own
San Francisco, CA	Regional Operations, Research and Development, Sales and Marketing, Operations	38,505	Lease
Englewood Cliffs, NJ	Regional Operations, Research and Development, Sales and Marketing, Operations	3,380	Lease
Lake Oswego, OR(1)	Regional Operations	5,057	Lease
Pittsburgh, PA	Regional Operations	5,245	Lease
International Offices:
Mississauga, Ontario	Regional Operations	4,335	Lease
Woking, Surrey, United Kingdom	Regional Operations	9,087	Lease
Brisbane, Australia	Regional Operations	5,382	Lease
Paris, France	Regional Operations	6,660	Lease

(1)	Lease expired in April 2004 and the Company has since vacated this space.

      The leased and owned office space listed above comprises space in active use. Space leased to third parties under sub-lease arrangements and excess space offered for sublease has been excluded. See Note 6 to the Consolidated Financial Statements for further discussion.

      Management continually evaluates operational requirements and adjusts facilities capacity where necessary.

Item 3. Legal Proceedings

      On March 5, 2003, the Company acquired IUS from Systems and Computer Technology Corporation (“SCT”). IUS was a defendant in a claim brought by KPMG Consulting, Inc. (now known as BearingPoint, Inc.) on June 2, 2002 in the Circuit Court of the 11th Judicial Circuit. The claim alleges damages of approximately $15.8 million based on allegations of breach of contract and detrimental reliance on alleged promises that were not fulfilled. IUS asserted multiple defenses and counterclaims. Pursuant to the terms of the Purchase Agreement among the Company and SCT and its affiliates, SCT and those affiliates of SCT that were a party to the Purchase Agreement agreed to defend IUS against the claims in this suit and to indemnify the Company and IUS from all losses relating thereto. The parties have reached a settlement in which the Company has been released from all liabilities and is not required to make any payments.

Inc.) on June 2, 2002 in the Circuit Court of the 11th Judicial Circuit. The claim alleges damages of approximately $15.8 million based on allegations of breach of contract and detrimental reliance on alleged promises that were not fulfilled. IUS asserted multiple defenses and counterclaims. Pursuant to the terms of the Purchase Agreement among the Company and SCT and its affiliates, SCT and those affiliates of SCT that were a party to the Purchase Agreement agreed to defend IUS against the claims in this suit and to indemnify the Company and IUS from all losses relating thereto. The parties have reached a settlement in which the Company has been released from all liabilities and is not required to make any payments.

      On February 21, 2003, Integral Energy Australia brought a claim against IUS in the Supreme Court of New South Wales, Australia, relating to the implementation of IUS software. The amount of damages asserted against IUS is not determinable. Pursuant to the terms of the Purchase Agreement among the Company and SCT and its affiliates, SCT and those affiliates of SCT that were a party to the Purchase Agreement agreed to defend IUS against the claims in this suit and to indemnify the Company and IUS from all losses relating thereto.

      The Company has received an inquiry from the federal government requesting documents and employee interviews related to certain Department of Energy facilities with which the Company does business. The Company is cooperating fully with this inquiry. The Company has been made aware that this inquiry is the result of a qui tam complaint, which is currently under seal, against the Company relating to its billing practices at these facilities. Although the Company believes that it has meritorious defenses to the claims contained in this action and has defended them vigorously, the Company has reached a preliminary settlement with the federal government and the relator, subject to negotiation and execution of a final settlement agreement, under which the Company will pay $545,000. The full amount of this proposed settlement had been recorded as an accrued liability as of March 31, 2004. There has been and will be no factual finding or adjudication of wrongdoing by the Company as part of the proposed settlement. The Company has agreed to settle this matter without admission of fault or wrongdoing in order to avoid the uncertainty, inconvenience, distraction and expense of potentially protracted litigation. If for any reason the settlement is not finalized and this action is litigated, based upon information currently available to the Company and due to the inherent uncertainties of the litigation process, the Company is unable to predict the outcome of such claims or to determine whether an adverse outcome would have a material adverse effect on the Company’s financial condition or results of operations.

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

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended March 31, 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      The Company’s common stock, $.001 par value per share, is traded on the Nasdaq National Market under the symbol “IINT”. The following table sets forth the high and low sales prices of the Company’s common stock for the periods indicated:

	High	Low

Year ended December 31, 2002
First Quarter	$7.85	$4.76
Second Quarter	5.05	2.02
Third Quarter	2.58	1.00
Fourth Quarter	1.93	1.24
Transition period ended March 31, 2003	$2.20	$1.44
Year ended March 31, 2004
First Quarter	$2.60	$1.50
Second Quarter	3.19	1.90
Third Quarter	3.30	2.19
Fourth Quarter	3.99	2.78

      On June 7, 2004, there were 278 holders of record of our common stock. Because many of the Company’s shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

      The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future. The Company anticipates that any future earnings will be retained to finance the continuing development of its business.

      On July 15, 1999, the Company’s Board of Directors approved a stock repurchase program for up to 2,000,000 shares of the Company’s outstanding common stock. The Company is authorized to use available cash to buy back its shares in open market transactions from time to time, subject to price and market conditions. No purchases were made in the period of 2001 through March 31, 2004. As of March 31, 2004, the Company held, as treasury stock, 435,500 shares that had been repurchased at a cost of $2.2 million under the program.

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

Equity Compensation Plan Information

      The following table provides information about the common stock that may be issued under all of the Company’s existing equity compensation plans as of March 31, 2004.

(c)
	(a)		Number of Securities
	Number of Securities	(b)	Remaining Available for
	to be Issued Upon	Weighted Average	Future Issuance Under
	Exercise of Outstanding	Exercise Price of	Equity Compensation Plans
	Options, Warrants and	Outstanding Options,	(Excluding Securities
Plan Category*	Rights	Warrants and Rights	Reflected in Column (a))

Equity Compensation Plans Approved by Stockholders	11,066,803	$3.40	1,101,587

*	All of the Company’s Equity Compensation Plans have been approved by its stockholders.

Recent Sales of Unregistered Securities

      On February 9, 2004, the Company completed a private placement to accredited investors under Section 506 of Regulation D, selling 5.0 million shares of its common stock, par value $0.001 per share at a price per share of $3.10. The net proceeds to the Company from the offering, after expenses, were approximately $14.4 million. The Company used the proceeds from this offering to replenish cash used in the acquisition of Wishbone Systems and will use the remaining proceeds for general working capital.

Item 6.	Selected Financial Data

      The following selected consolidated financial data of the Company is qualified by reference to and should be read in conjunction with the consolidated financial statements and notes thereto and other financial information included elsewhere herein. The summary consolidated balance sheet data as of March 31, 2003 and 2004 and summary consolidated statements of operations data for the years ended December 31, 2001 and 2002, the three-month period ended March 31, 2003 and the year ended March 31, 2004 are derived from and qualified by reference to the audited consolidated financial statements of the Company, which are included elsewhere herein. The summary consolidated balance sheet data as of December 31, 1999, 2000, 2001 and 2002 and the summary consolidated statements of operations for the years ended December 31, 1999 and 2000 are derived from the audited consolidated financial statements of the Company which are not included herein, but have been previously filed with the SEC.

      In March 2003, the Company changed its fiscal year end from December 31 to March 31. Results from the twelve-month period ended March 31, 2003 were derived from Company’s published quarterly results and are unaudited. Accordingly, this twelve-month period is not disclosed in the accompanying consolidated financial statements. It is included in this selected financial data for comparative purposes only.

					Three Months
					Ended
	Years Ended December 31,				March 31,	Years Ended March 31,

	1999	2000	2001	2002	2003	2003	2004

						(Unaudited)

	(In thousands, except per share data)
Statement of Operations data:
Revenue:
Software license fees	$19,071	$12,622	$21,005	$15,527	$2,637	$13,936	$23,917
Services:
Support, outsourcing and hosting	30,773	34,154	35,637	36,780	10,614	38,751	59,536
Consulting, training and other	128,661	98,913	119,372	64,858	13,983	59,269	62,933

Total services	159,434	133,067	155,009	101,638	24,597	98,020	122,469

Total revenue	178,505	145,689	176,014	117,165	27,234	111,956	146,386

Cost of revenue:
Software license fees(1)	5,111	9,592	1,378	2,997	226	3,109	999
Services:
Support, outsourcing and hosting	6,329	8,617	8,209	11,149	4,177	13,193	20,275
Consulting, training and other	86,610	72,671	71,529	44,838	11,006	42,291	46,365

Total services	92,939	81,288	79,738	55,987	15,183	55,484	66,640

Total cost of revenue	98,050	90,880	81,116	58,984	15,409	58,593	67,639

Gross margin	80,455	54,809	94,898	58,181	11,825	53,363	78,747

Operating expenses:
Research and development	33,801	51,607	49,522	45,745	8,717	41,754	34,977
Sales and marketing	31,667	49,348	30,242	29,942	6,549	28,926	33,350
General and administrative	18,145	20,944	17,398	13,305	3,959	14,589	21,237
Restructuring expenses	—	2,063	10,188	8,199	2,166	6,969	44

Total operating expenses	83,613	123,962	107,350	97,191	21,391	92,238	89,608

Loss from operations	(3,158)	(69,153)	(12,452)	(39,010)	(9,566)	(38,875)	(10,861)
Gain on sale of investment in TenFold Corporation	38,170	—	—	—	—	—	—
Other income (expense) net	3,120	3,712	2,412	1,303	(50)	1,058	(554)

Income (loss) before taxes	38,132	(65,441)	(10,040)	(37,707)	(9,616)	(37,817)	(11,415)
Provision (benefit) for income taxes	14,295	(6,666)	36	(3,944)	277	(3,669)	623

Net income (loss)	$23,837	$(58,775)	$(10,076)	$(33,763)	$(9,893)	$(34,148)	$(12,038)

Income (loss) per share:
Basic	$0.74	$(1.72)	$(0.29)	$(0.96)	$(0.27)	$(0.95)	$(0.24)

Diluted	$0.68	$(1.72)	$(0.29)	$(0.96)	$(0.27)	$(0.95)	$(0.24)

Shares used in computing per share data:
Basic	32,109	34,248	34,857	35,237	37,210	35,838	49,455

Diluted	35,274	34,248	34,857	35,237	37,210	35,838	49,455

	December 31,				March 31,

	1999	2000	2001	2002	2003	2004

	(In thousands)				(In thousands)
Balance sheet data:
Working capital	$98,234	$43,466	$45,140	$18,928	$(11,804)	$1,958
Total assets	168,901	140,732	139,167	100,390	144,510	131,673
Short-term debt	301	71	4	266	24,790	814
Long-term debt	163	71	—	124	52	10,299
Total stockholders’ equity	118,352	68,957	60,946	28,276	28,434	46,876

(1)	Includes a $6.8 million write down of third-party software available for sale in 2000.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      In addition to historical information, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect management’s current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of phrases and expressions such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will” or other similar words or phrases. These statements, which speak only as of the date given, are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our expectations or projections. These risks include, but are not limited to, projected growth in the emerging service delivery management market, market acceptance of our service delivery management strategy, current market conditions for our products and services, our ability to achieve growth in our asset management and customer management offerings, market acceptance and the success of our new products and enhancements and upgrades to our existing products, the success of our product development strategy, our competitive position, the ability to establish and retain partnership arrangements, our ability to develop our indirect sales channels, the successful integration of the acquisition of Wishbone Systems, Inc. (“Wishbone Systems”) including the challenges inherent in diverting our management’s attention, our ability to realize anticipated or any synergies or cost-savings from the Wishbone Systems acquisition, changes in our executive management team, uncertainty relating to and the management of personnel changes, the ability to realize the anticipated benefits of our recent restructurings, timely development and introduction of new products, releases and product enhancements, current economic conditions, heightened security and war or terrorist acts in countries of the world that affect our business, and other risks identified in the section of this Report entitled “Description of Business — Factors Affecting Future Performance,” beginning on page 15. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.

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

Critical Accounting Policies

      Management’s discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, accounts receivable and allowance for doubtful accounts, valuation of goodwill and intangibles and restructuring. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition

      Revenue recognition rules for software companies continue to evolve. They are very complex and often subject to interpretation. Very specific and detailed guidelines in measuring revenue are followed; however, certain judgments affect the application of the Company’s revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause operating results to vary significantly from quarter-to-quarter.

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

      For license arrangements that do not require modification of the software, revenue is recognized in accordance with accounting standards for software companies, including Statement of Position, or SOP, 97-2, “Software Revenue Recognition,” as amended or interpreted by SOP 98-4 and SOP 98-9, Technical Practice Aids, and SEC Staff Accounting Bulletins.

      License fee revenue is recognized when a non-cancelable license agreement becomes effective as evidenced by a signed contract, product delivery, a fixed or determinable license fee and probability of collection. If the license fee is not fixed or determinable, revenue is recognized as payments become due from the customer. If a nonstandard acceptance period is provided, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

      In arrangements that include rights to multiple software products and/or services, the total arrangement fee is allocated among each of the deliverables using the residual method, under which revenue is allocated to undelivered elements based on vendor-specific objective evidence (“VSOE”) of fair value of such undelivered elements and the residual amounts of revenue are allocated to delivered elements. Elements included in multiple element arrangements may consist of software products, maintenance (which includes customer support services and unspecified upgrades), hosting and consulting services. VSOE is based on the price generally charged when an element is sold separately or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change when the element is sold separately. If VSOE does not exist for an undelivered element, the total arrangement fee will be taken to revenue over the life of the contract.

      Revenue from consulting and implementation services is generally time and material based and is recognized as the work is performed. Delays in project implementation will result in delays in revenue recognition. Some professional consulting services involve fixed-price and/or fixed-time arrangements and are recognized using contract accounting, which requires the accurate estimation of the cost, scope and duration of each engagement. Revenue and the related costs for these projects are recognized on the percentage-of-completion method, with progress-to-completion measured by using specific milestones, usually labor cost inputs, with revisions to estimates reflected in the period in which changes become known. Project losses are provided for in their entirety in the period they become known, without regard to the percentage-of-completion. If the Company does not accurately estimate the resources required or the scope of work to be performed, or does not manage its projects properly within the planned periods of time or satisfy its obligations under the contracts, then future consulting margins on these projects may be negatively affected or losses on existing contracts may need to be recognized.

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

Accounts Receivable and Allowance for Doubtful Accounts

      Billed and unbilled accounts receivable are credit-based. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability or failure of its customers to make required payments. This allowance is formula-based, supplemented by an evaluation of specific accounts where there may be collectibility risk. If the methodology the Company uses to calculate this allowance does not properly reflect future collections, revenue could be overstated or understated. On an ongoing basis, the Company evaluates the collectibility of accounts receivable based upon historical collections and an assessment of the collectibility of specific accounts. The Company evaluates the collectibility of specific accounts using a combination of factors, including the age of the outstanding balance(s), evaluation of the account’s financial condition, recent payment history, and discussions with the Company’s account executive for the specific customer. Based upon this evaluation of collectibility, any increase or decrease required in the allowance for doubtful accounts is reflected in the period in which the evaluation indicates that a change is necessary. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts was $4.4 million and $0.9 million as of March 31, 2003 and 2004, respectively. The reduction in the allowance from March 31, 2003 to March 31, 2004 is due to the write-off to the allowance of invoices related to a specific customer dispute and improved collections efforts in 2004. The amount written-off was fully included in the March 31, 2003 allowance for doubtful accounts.

      The Company generates a significant portion of revenues and corresponding accounts receivable from sales to companies in the utility industry. As of March 31, 2004, approximately $17.1 million, or 77.4%, of the Company’s gross billed accounts receivable were attributable to software license fees and services sales to utility customers. In determining the Company’s allowance for doubtful accounts, the Company has considered the financial condition of the utility industry as a whole, as well as the financial condition of individual utility customers. While the utility industry customers served by the Company are generally in the regulated or retail sector, their unregulated affiliated activities might affect the ability to collect amounts due. The credit status of customers is monitored and, where deemed necessary, a provision is made for potential uncollectibility.

      The Company generated 8.4% of its revenues in the year ended March 31, 2004 from a single customer, Magnox Electric plc, located in the United Kingdom. As of March 31, 2004, approximately $2.1 million, or 9.5%, of the Company’s accounts receivable were attributable to this customer. The Company does not anticipate accounts receivable collectibility issues related to this customer’s account.

      Revenue from sales denominated in currencies other than the U.S. Dollar resulted in approximately $5.5 million of the Company’s March 31, 2004 gross billed accounts receivable being denominated in foreign currencies, of which approximately $2.7 million were denominated in British Pounds. Historically, the foreign currency gains and losses on these receivables have not been significant, and the Company has determined that foreign currency derivative products are not required to hedge the Company’s exposure. If the value of the U.S. Dollar significantly declined versus one or more foreign currencies, the U.S. Dollar equivalents received from the Company’s customers could be significantly less than the March 31, 2004 reported amount. See additional discussion in “Quantitative and Qualitative Disclosures About Market Risks.”

Valuation of Intangible Assets and Goodwill

      The acquisition of Indus Utility Systems, Inc. (“IUS”) (formerly SCT Utility Systems, Inc.) in March 2003 and Wishbone Systems in January 2004 resulted in the recording of goodwill, which represents the excess of the purchase price over the fair value of assets acquired, as well as other definite-lived intangible assets.

      Under present accounting rules (SFAS No. 142), goodwill is no longer subject to amortization; instead it is subject to impairment testing criteria. Other acquired definite-lived intangible assets are being amortized over their estimated useful lives, although those with indefinite lives are not to be amortized but are tested at least annually for impairment, using a lower of cost or fair value approach. For purposes of its goodwill impairment testing, the Company considers itself to be a single reporting unit and assesses goodwill impairment on an enterprise-wide level. The impairment test is therefore performed on a consolidated basis and compares the Company’s market capitalization (reporting unit fair value) to its outstanding equity (reporting unit carrying value). In accordance with the recommended provisions of SFAS No. 142, the Company utilizes its closing stock price as reported on the Nasdaq National Market on the date of the impairment test in order to compute market capitalization. The Company has designated December 31 as the annual date for impairment testing.

      The Company performed its annual impairment test as of December 31, 2003 and concluded that no impairment of goodwill existed since the fair value of the Company’s reporting unit exceeded its carrying value. No events have occurred, nor circumstances changed subsequent to December 31, 2003, that would reduce the fair value of the Company’s reporting unit below its carrying value. The Company will continue to test for impairment on an annual basis or on an interim basis if circumstances change that would indicate the possibility of impairment. The impairment review may require an analysis of future projections and assumptions about the Company’s operating performance. If such a review indicates that the assets are impaired, an expense would be recorded for the amount of the impairment, and the corresponding impaired assets would be reduced in carrying value.

      Differences in the identification of reporting units and the use of valuation techniques can result in materially different evaluations of impairment.

Restructuring

      The Company has accrued the cost of redundant leased office space in San Francisco, Dallas and Pittsburgh through restructuring charges in the period January 1, 2000 through March 31, 2004. The accrual is included in the consolidated financial statements in “Other Accrued Liabilities” for amounts due within one year and “Other Liabilities” for amounts due after one year. The redundant office space was a result of the Company’s relocation of its headquarters and certain administrative functions from San Francisco to Atlanta in 2000 and 2001, and the suspension of the United Kingdom Ministry of Defense contract in 2002. Additions to the accrual were made in the year of 2002, the three-month period ended March 31, 2003 and the year ended March 31, 2004 due to additional vacated office space and the deterioration of the rental markets in all three locations. This deterioration has resulted in the Company receiving less than anticipated amounts in sublease arrangements due to lower lease rates and longer times taken to sublease the office space. The Company reviews this accrual and evaluates its adequacy on an ongoing basis. Should rental conditions deteriorate to the point where the redundant office space is not ever leased, the Company will incur additional charges totaling approximately $1.4 million over the period from fiscal year 2005 through 2008. Should rental conditions improve, it is possible that higher than anticipated sublease income will be generated. Any required increase or decrease in this accrual will be reflected in the period in which the evaluation indicates that a change is necessary.

      In May 2004, the Company announced its plan to restructure certain business activities and record restructuring charges of up to $11 million in the first quarter of fiscal 2005, as well as some incremental charges resulting from this restructuring plan in future periods. Of this amount, approximately $10 million relates to the consolidation of office space in Atlanta and San Francisco, including the transfer of functions to the company-owned office buildings in Columbia, South Carolina. The remaining restructuring charge is related to severance costs associated with the elimination of approximately 50 positions, resulting from the outsourcing of some development functions to India and consolidating other business functions. The resultant income statement savings is expected to lower the Company’s breakeven point and strengthen the Company’s ability to remain profitable in the future.

Results of Operations

Operating Results

      In fiscal 2004, the Company achieved operational growth from the March 2003 acquisition of IUS. The operations of Indus and IUS were combined in the succeeding months, with a merger of the IUS corporate subsidiary into Indus occurring in November 2003. During the period since acquisition, many of the operations of Indus and IUS have been combined in such a manner that it is not always practicable to attribute and/or quantify variances specific to either entity in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additionally, in January 2004, the Company acquired the operations of Wishbone Systems to expand the Company’s product offerings into a comprehensive suite of service delivery management applications. Wishbone System’s operations had an insignificant impact on the Company’s operations in fiscal 2004.

      In March 2003, the Company changed its fiscal year end from December 31 to March 31. The following discussion of historical operating results compares the fiscal year ended March 31, 2004 to the same twelve-month period in the prior year. Results from the twelve-month period ended March 31, 2003 were derived from the Company’s published quarterly results and are unaudited. Accordingly, this twelve-month period is not disclosed in the accompanying consolidated financial statements. It is included in this discussion for comparative purposes only. For the previous fiscal year, ended December 31, 2002, the comparison is to the fiscal year ended December 31, 2001.

Twelve-Month Period Ended March 31, 2003 Compared to the Year Ended March 31, 2004

Revenue

	Twelve Months Ended
			%
	3/31/2003	3/31/2004	Change

	(Unaudited)

	(In thousands)
Software license fees	$13,936	$23,917	71.6%
Percentage of total revenue	12.5%	16.3%
Support, outsourcing and hosting	38,751	59,536	53.6%
Percentage of total revenue	34.6%	40.7%
Consulting, training and other	59,269	62,933	6.2%
Percentage of total revenue	52.9%	43.0%

Total revenue	$111,956	$146,386

      The Company’s revenue is derived from software license fees and from services, which include customer support, consulting, outsourcing and hosting. The increase in total revenue is principally attributable to revenue generated by the IUS business acquired in March 2003, although the merger of the operation makes quantifying the actual amounts fully attributable to the IUS operations impracticable. Not withstanding the increase in revenue in fiscal year 2004, the Company continues to experience some effects from a weakened spending environment for information technology in the form of deferred buying decisions by customers for major software and services purchases and pressures from customers and competitors to discount offerings.

      Software license fees: The increase in revenue from software license fees in the year ended March 31, 2004 is attributable to the increase in new license arrangements during the current year and the recognition of $9.2 million in revenue, deferred from periods prior to the beginning of the year, where the criteria for revenue recognition was met during the current year.

      The aggregate dollar totals of new license arrangements increased 56.6% to $20.2 million in the twelve-month period ended March 31, 2004 from $12.9 million for the same period of 2003. License fee revenue from the CRM software suites was $3.7 million for the year ended March 31, 2004. All of the license fee revenue for the prior year period was derived from EAM software, because the CRM software was acquired in the IUS acquisition and no CRM-related license revenue was recorded in the twelve-month period ended March 31, 2003.

      Support, outsourcing and hosting: Revenues from support, outsourcing and hosting increased in the 2004 period due to a $3.1 million growth in hosting revenue, $7.6 million from the inclusion of the outsourcing business and increased customer support from the IUS business acquired in March 2003.

      Consulting, training and other: The increase in revenue from consulting, training and other is attributable to the inclusion of $32.4 million from the IUS business in 2004. This revenue was offset by the decline in the Company’s EAM consulting business resulting from lower levels of new license bookings in fiscal 2003 and into 2004, which directly impacted consulting services, and the winding down of several significant projects.

Cost of Revenue

	Twelve Months Ended
			%
	3/31/2003	3/31/2004	Change

	(Unaudited)

	(In thousands)
Cost of software license fees	$3,109	$999	(67.9)%
Percentage of software license revenue	22.3%	4.2%
Cost of support, outsourcing and hosting	13,193	20,275	53.7%
Percentage of support, outsourcing and hosting	34.0%	34.1%
Cost of consulting, training and other	42,291	46,365	9.6%
Percentage of consulting, training and other	71.4%	73.7%

Total cost of revenue	$58,593	$67,639

      Cost of revenue consists of: (i) personnel and related costs for consulting, training and customer support services, (ii) amortization of license fees paid to third parties for inclusion of their products in the Company’s software, and (iii) personnel, data maintenance and related costs for outsourcing and hosting services. Gross profits on license fees are substantially higher than gross profits on services revenue, due to the relatively high personnel costs associated with the various services. The Company has not yet begun to amortize the capitalized costs of internally developed software.

      Cost of revenue — Software license fees: The decrease in cost of software license fees in the year ended March 31, 2004 as compared to the same twelve-month period of 2003 was due to third-party software write downs in the 2003 period and a product mix in the 2004 period in which license fee revenue recognized was less dependent on third-party products than in the 2003 period. In the 2003 period, third-party software of $620,000 was written off to adjust the balances of third-party software licenses to reflect the anticipated use over the remaining lives of the licenses.

      Cost of services — Customer support, outsourcing and hosting: The increase in cost of customer support, outsourcing and hosting is attributable to the inclusion of the IUS business for the entire 2004 period. Prior to the acquisition of IUS, the Company did not offer outsourcing services, which represent $4.8 million of the cost increase in year ended March 31, 2004. The increase in the cost of hosting services of $2.3 million corresponds with the Company’s growth in hosting revenues.

      Cost of services — Consulting, training and other: Consulting, training and other services costs increased as a result of the inclusion of the IUS business. Gross margin on consulting, training and other services decreased from 28.6% for the twelve-month period ended March 31, 2003 to 26.3% for the year ended

March 31, 2004 due to lower staff utilization and the inclusion of the IUS business, which has lower margins in its consulting services.

Operating Expenses

	Twelve Months Ended
			%
	3/31/2003	3/31/2004	Change

	(Unaudited)

	(In thousands)
Research and development	$41,754	$34,977	(16.2)%
Percentage of total revenue	37.3%	23.9%
Sales and marketing	28,926	33,350	15.3%
Percentage of total revenue	25.8%	22.8%
General and administrative	14,589	21,237	45.6%
Percentage of total revenue	13.0%	14.5%
Restructuring expense	6,969	44	(99.4)%
Percentage of total revenue	6.2%	0.0%

Total operating expense	$92,238	$89,608

      Research and development: Research and development expenses comprise personnel and related costs, computer processing costs and third-party consultant fees attributable to the development of new software application products and enhancements to existing products. Computer software development costs are charged to research and development expense until technological feasibility is established, after which remaining software production costs are capitalized until the product is available for general release. The Company defines technological feasibility as the point in time at which it has a detailed program design or a working model of the product, depending on the type of development effort. Until 2003, no research and development costs were capitalized because the costs between attainment of technological feasibility for the related software product through the date of general release were insignificant.

      The reduction in research and development expense in the year ended March 31, 2004 was a result of staffing reductions and capitalization of internal development costs of $5.9 million. Capitalized development costs are related to creating a version of the PassPort product to meet market requirements in Japan and other Asian countries. These costs have not yet been subject to amortization as the product just became generally available at the end of March 2004. The Company will amortize these capitalized costs to cost of license fee revenue beginning in the first quarter of fiscal 2005.

      Sales and marketing: Sales and marketing expenses include personnel costs, sales commissions, and the costs of advertising, public relations and participation in industry conferences and trade shows.

      The increase in sales and marketing expense was due to an increased sales force, including those sales and marketing employees of the IUS and Wishbone Systems businesses, which are included in the 2004 period, and greater incentive compensation based on a higher level of sales.

      General and administrative: General and administrative expenses include the costs of finance, human resources and administrative operations.

      The increase in general and administrative expenses resulted from the inclusion of general and administrative expenses of the IUS business. Additionally, the year ended March 31, 2004 includes $1.8 million in amortization of intangible assets as compared to $0.2 million for the same twelve-month period in 2003.

      Restructuring expenses: The Company recorded $7.0 million in restructuring charges in the twelve-month period ended March 31, 2003. The restructuring charges resulted from changes in the Company’s estimates of excess lease costs associated with the subleasing of redundant office space in San Francisco, Dallas and Pittsburgh. At the time of the IUS acquisition in March 2003, the Company recorded a $675,000 liability for IUS severance costs as part of a plan to restructure the acquired operations. These costs were recognized as a liability assumed in the purchase business combination and did not affect operating expenses for fiscal 2003.

Interest Income (Expense), Other Income and Provision for Income Taxes

	Twelve Months Ended
			%
	3/31/2003	3/31/2004	Change

	(Unaudited)

	(In thousands)
Interest income (expense)	$705	$(655)	(192.9)%
Percentage of total revenue	0.6%	(0.4)%
Other income (expense)	353	101	(71.4)%
Percentage of total revenue	0.3%	0.1%
Provision (benefit) for income taxes	(3,669)	623	(117.0)%
Percentage of total revenue	(3.3)%	0.4%

      Interest: Interest income is generated from the Company’s investments in marketable securities and interest-bearing cash and cash equivalents. The decrease in interest income is a result of a decrease in the average cash balances available for investment for the period and lower market interest rates.

      Interest expense is related to debt financing used to fund the March 5, 2003 IUS acquisition and capital lease arrangements. In connection with the acquisition of IUS, the Company executed a promissory note in the principal amount of $10 million in favor of SCT Financial Corporation, a subsidiary of Systems & Computer Technology Corporation, secured by a mortgage on IUS real property. This note was paid in full on September 5, 2003 with proceeds from an $11.5 million mortgage on the same property. At the time of the acquisition, the Company also issued 8% Convertible Notes which were converted to common stock on July 29, 2003. As a result of this activity, interest expense increased from $188,000 for the twelve-month period ended March 31, 2003 to $1.3 million for the year ended March 31, 2004.

      Other income (expense): Other income (expense) is generated from foreign exchange gains or losses. Foreign exchange gains in the twelve-month period ended March 31, 2003 were $325,000 compared with $18,000 in gains for the same period of 2004. This variance reflects the recent decline in the value of the U.S. Dollar and its impact on the Company’s non-U.S. subsidiaries holding U.S. Dollar cash and receivable balances and revaluation of certain intercompany balances between the parent company and one of its non-U.S. subsidiaries.

      Provision for income taxes: Income taxes include federal, state and foreign income taxes.

      In the twelve-month period ended March 31, 2003, the Company recorded a net tax benefit of $3.7 million to reflect the impact of a change to U.S. federal income tax law allowing the carryback of net operating losses for five years rather that two years permitted under previous law.

      As of March 31, 2004, the Company has a net operating loss of approximately $57.3 million, to carry forward which, subject to certain limitations, may be used to offset future income through 2024. As of that date, the Company also had a net operating loss carryforward of approximately $6.5 million related to stock option deductions. The tax benefit for this carryforward will be directly allocated to contributed capital as realized.

      Financial Accounting Standards Board Statement No. 109 provides for the recognition of deferred tax assets if realization of the assets is more likely than not. Based upon the weight of available evidence, which includes historical supporting performance and the reported cumulative net losses for the most recent three years, the Company has provided a full valuation allowance against its net deferred tax asset at March 31, 2004.

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2002

Revenue

	Years Ended

	12/31/2001	12/31/2002	Change

	(In thousands)
Software license fees	$21,005	$15,527	(26.1)%
Percentage of total revenue	11.9%	13.2%
Support, outsourcing and hosting	35,637	36,780	3.2%
Percentage of total revenue	20.3%	31.4%
Consulting, training and other	119,372	64,858	(45.7)%
Percentage of total revenue	67.8%	55.4%

Total revenue	$176,014	$117,165

      The Company’s revenue is derived from software license fees and from services, which include customer support, consulting, outsourcing and hosting. The $58.8 million decrease in 2002 was attributable to the suspension of the MoD project in the amount of $37.4 million, and the continuing wind down of the British Energy project of $4.7 million, along with a slow-down in the demand for services and lower software licensing fee revenue of $5.5 million due to weak capital spending in the markets that the Company serves.

      Software license fees: The decrease in 2002 is a result of a lower level of new license revenue arrangements during 2002. During 2001 and 2002, the Company signed new license arrangements with aggregate dollar totals of $27.0 million and $7.2 million, respectively.

      Support, outsourcing and hosting: Revenue from support, outsourcing and hosting increased due to $1.3 million growth in hosting revenue as the Company added its first hosting customers in 2002.

      Consulting, training and other: Revenue from consulting, training and other services decreased $36.9 million due to the suspension of the MoD contract and $4.7 million from the British Energy contract as it wound down toward completion in 2003. The remaining decrease resulted from a lower level of consulting services, which was due in part to the Company’s lower level of new license contracts during 2002.

Cost of Revenue

	Years Ended
			%
	12/31/2001	12/31/2002	Change

	(In thousands)
Cost of software license fees	$1,378	$2,997	117.5%
Percentage of software license revenue	6.6%	19.3%
Cost of support, outsourcing and hosting	8,209	11,149	35.8%
Percentage of support, outsourcing and hosting	23.0%	30.3%
Cost of consulting, training and other	71,529	44,838	(37.3)%
Percentage of consulting, training and other	59.9%	69.1%

Total cost of revenue	$81,116	$58,984

      Cost of revenue consists of: (i) personnel and related costs for consulting, training and customer support services, (ii) amortization of license fees paid to third parties for inclusion of their products in the Company’s software, and (iii) personnel, data maintenance and related costs for outsourcing and hosting services. Gross profits on license fees are substantially higher than gross profits on services revenue, due to the relatively high personnel costs associated with the various services.

      The 2002 overall decrease in cost of revenues was primarily due to staffing reductions in the consulting business throughout 2002.

      Cost of Revenue — Software license fees: The 2002 increase in cost of license fee revenue was due to a $620,000 write down of third-party products as well as a product mix in which license fees recognized in 2002 were more dependent on third-party products than in 2001.

      Cost of Services — Customer support, outsourcing and hosting: Contributing to the increase in customer support, outsourcing and hosting cost in 2002 was a $1.7 million increase in hosting expenses as the Company added its first hosting customers in 2002.

      Cost of Services — Consulting, training and other: The decrease in consulting, training and other services cost in 2002 was a result of the suspension of the MoD project and corresponding staffing reductions.

Operating Expenses

	Years Ended
			%
	12/31/2001	12/31/2002	Change

	(In thousands)
Research and development	$49,522	$45,745	(7.6)%
Percentage of total revenue	28.1%	39.0%
Sales and marketing	30,242	29,942	(1.0)%
Percentage of total revenue	17.2%	25.6%
General and administrative	17,398	13,305	(23.5)%
Percentage of total revenue	9.9%	11.4%
Restructuring expense	10,188	8,199	(19.5)%
Percentage of total revenue	5.8%	7.0%

Total operating expense	$107,350	$97,191

      Research and development: Research and development expenses consist of personnel and related costs, computer processing costs and third-party consultant fees directly attributable to the development of new software application products and enhancements to existing products.

      The Company’s higher research and development expense levels in 2001 reflect the Company’s investment in the Indus InSite Internet-based product. InSite development continued in 2002, but at a lower level, resulting in lower costs for the year. Through December 31, 2002, the Company expensed all software development costs as incurred since the time between development of a working model and release to the market was insignificant.

      Sales and marketing: Sales and marketing expenses include personnel costs, sales commissions, and the costs of advertising, public relations and participation in industry conferences and trade shows.

      General and administrative: General and administrative expenses include the costs of finance, human resources and administrative operations.

      The decrease in general and administrative expenses from 2001 to 2002 resulted from a general reduction in expenses as the Company completed its relocation of its headquarters to Atlanta in 2001.

      Restructuring expenses: The Company recorded $10.2 million and $8.2 million in restructuring charges in 2001 and 2002, respectively.

      Restructuring charges in 2001 resulted from the relocation of the Company’s headquarters and certain administrative functions from San Francisco to Atlanta. This relocation was approved by the Board of Directors in July 2000 and includes costs of approximately $2.8 million for severance payments related to the elimination of 56 global positions, and approximately $9.5 million for lease termination costs associated with reducing leased office space in the Company’s San Francisco office. The San Francisco office lease expires May 31, 2008.

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

Interest and Other Income (Expense) and Provision for Income Taxes

	Years Ended
			%
	12/31/2001	12/31/2002	Change

	(In thousands)
Interest income (expense)	$2,248	$1,262	(43.9)%
Percentage of total revenue	1.3%	1.1%
Other income (expense)	164	41	(75.0)%
Percentage of total revenue	0.1%	0.0%
Provision (benefit) for income taxes	36	(3,944)	>100%
Percentage of total revenue	0.0%	(3.4)%

      Interest: Interest income is generated from the Company’s investments in marketable securities and interest-bearing cash and cash equivalents. The year-over-year decrease in interest income in 2001 and 2002 is a result of lower interest rate environments in 2001 and 2002 and a decrease in the average cash balances available for investment for those years.

      Provision for income taxes: In 2002, U.S. federal income tax law changed to allow the carryback of losses for five years rather than two years under the prior law. As a result of this change, the Company recorded a 2002 income tax benefit of $4.7 million. The provision for income taxes of $36,000 in 2001 includes federal, state and foreign income taxes.

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

Liquidity and Capital Resources

      At March 31, 2004, the Company’s principal sources of liquidity consisted of approximately $31.1 million in cash and cash equivalents and $5.6 million in short and long-term restricted cash.

      The Company maintained three standby letters of credit at March 31, 2004 totaling approximately $4.9 million. These letters of credit require the Company to maintain corresponding compensating balances equal to the amounts of the letters of credit; the compensating balances are included in restricted cash. In January 2006, $2.3 million of restricted cash supporting a performance bond should be released, and in May 2008, $2.3 million of other restricted cash supporting the Company’s leased office space in San Francisco should be released. Subsequent to March 31, 2004, the Company entered into three additional letters of credit in the total amount of $1.3 million, which require the Company to maintain corresponding compensating balances equal to the amounts of the letters of credit. Of this amount, $0.8 million should be released ratably through June 2005 and $0.4 million should be released in the second quarter of fiscal 2005.

During the year ended March 31, 2004:

•	Cash of $3.8 million was used in operating activities, primarily for financing the Company’s net loss of $12 million. $3.5 million of restructuring costs were paid during the year ended March 31, 2004. The cash used to finance operations was offset by a $9.8 million source of cash from accounts receivable collections.

•	Cash of $25.1 million was used in investing activities, including $14.9 million for the acquisitions of IUS and Wishbone Systems and $7.3 million in capitalized software costs.

•	Cash of $26.2 million was generated from financing activities; $11.1 million from the proceeds of a mortgage on the Company’s real property and $15.5 million from the proceeds of a private placement of 5.0 million shares of the Company’s common stock.

Acquisition Financing:

      The cost of the IUS acquisition on March 5, 2003 approximated $35.8 million, which the Company financed with approximately $24.8 million from the private placement and a $10.0 million promissory note. This note was paid in full on September 5, 2003 with proceeds from an $11.5 million promissory note secured by certain real property located in Columbia, South Carolina. The promissory note bears interest at an annual rate of 6.5% and is payable in monthly installments of principal and interest (determined on a 15-year amortization) through October 1, 2008, at which time the remaining principal balance of $7.7 million is due and payable. The Company may extend the maturity date at that time for one additional five year term at a variable rate of interest.

      On January 21, 2004, the Company acquired Wishbone Systems for $6.7 million plus assumption of $1.0 million in Wishbone Systems debt, which was repaid concurrent with the acquisition. The acquisition was financed from the Company’s available cash balance.

      On February 9, 2004, the Company completed a private placement offering of 5.0 million shares of the Company’s common stock, at a price per share of $3.10. Net proceeds from this offering were used to replenish cash used in the acquisition of Wishbone Systems and for general working capital.

      Neither acquisition resulted in a new business segment for the Company.

Cash Analysis:

      The Company believes that its existing cash and cash equivalents, together with anticipated cash flows from operations, will be sufficient to meet its cash requirements for at least the next 12 months. The Company has announced a restructuring charge for the first quarter of 2005 (see “Restructuring” above), which the Company believes should improve its cash flows from operations over time. However, the Company is prepared to adjust its usage of cash and cash equivalents, as called for by its internal business plans, to align with actual business conditions that occur different than anticipated.

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

New Accounting Pronouncements

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition to Statement 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based compensation, regardless of whether the Company accounts for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 148’s amendment of the transition and annual disclosure requirements of SFAS No. 123 are effective for fiscal years ending after December 15, 2002 and were adopted on January 1, 2003. The Company accounts for stock-based compensation using the intrinsic value method prescribed in APB No. 25 and related interpretations and has elected the pro forma disclosure alternative of SFAS No. 123.

      In January 2003, the FASB issued and subsequently revised in December 2003, FIN No. 46, “Consolidation of Variable Interest Entities”, which clarifies the consolidation accounting guidance of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entities to finance their activities without additional subordinated financial support from other parties. Such entities are known as variable interest entities (“VIE”). Controlling financial interests of a VIE are identified by the exposure of a party to the VIE to a majority of either the expected losses or residual rewards of the VIE, or both. Such parties are primary beneficiaries of the VIE, and FIN No. 46 requires that the primary beneficiary of a VIE consolidate the VIE. FIN No. 46 also requires new disclosures for significant relationships with VIEs, whether or not consolidation accounting is either used or anticipated. Application of FIN No. 46 is required in the financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. The Company adopted FIN No. 46 on March 31, 2004, and there was no impact on the Company’s financial position and results of operations as a result of the adoption.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements:

      As of March 31, 2004, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the Commission under the Securities Exchange Act of 1934, as amended.

Contractual Obligations:

      As of March 31, 2004, the Company’s primary commitments are its leased office space in Atlanta, Georgia; San Francisco, California; and Woking, England and payments on the mortgage note discussed in “Acquisition Financing” below. The Company leases its office space under non-cancelable lease agreements that expire at various times through 2012. Net rent payable under these leases in fiscal year 2005 is anticipated to be $6.6 million.

      The following table summarizes the Company’s significant contractual obligations at March 31, 2004 and the effect such obligations are expected to have on liquidity and cash flows in future periods. This table excludes amounts already included as current liabilities on the March 31, 2004 balance sheet (in thousands):

	Payments Due by Period as of March 31, 2004

		Less Than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Contractual Obligations
Long-term debt	$12,381	$—	$2,776	$9,605	$—
Operating lease obligations	33,352	7,018	12,116	8,434	5,784
Purchase obligation(1)	2,400	640	1,280	480	—
Other long-term liabilities(2)	6,125	—	3,991	2,134	—

Total	$54,258	$7,658	$20,163	$20,653	$5,784

(1)	The Company has a commitment to purchase development services expertise in the form of labor hours, which the business is utilizing in its development efforts. The purchase commitment extends through

December 22, 2007. During the remainder of the term of the commitment, the business will purchase approximately $2.4 million of labor hours at agreed upon labor rates, which approximate the Company’s fully absorbed labor rates. The timing of payment of the actual amounts is estimated over the remaining period and may differ based on when these services are actually used.

(2)	Other long-term liabilities represents restructuring accruals and are presented net of expected sublease income.

      Except for those items discussed above, the Company has no guarantees of debt or similar capital commitments to third parties, written options on non-financial assets, standby repurchase agreements, or other commercial commitments.

Indemnifications:

      License and hosting agreements with customers generally contain infringement indemnity provisions. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with patent, copyright, trademark or trade secret infringement claims made by third parties with respect to the customer’s authorized use of our products and services. The indemnity provisions generally provide for the Company to control defense and settlement and cover costs and damages finally awarded against the customer. The indemnity provisions also generally provide that if the Company products infringe, or in the Company’s opinion it is likely that they will be found to infringe, on the rights of a third-party Indus will, at its option and expense, procure the right to use the infringing product, modify the product so it is no longer infringing, or return the product for a partial refund that reflects the reasonable value of prior use. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations. The Company accounts for these indemnity obligations in accordance with SFAS No. 5, “Accounting for Contingencies”, and records a liability for these obligations when a loss is probable and reasonably estimable. The Company has not recorded any liabilities for these arrangements as of March 31, 2004.

      Services agreements with customers may also contain indemnity provisions for death, personal injury or property damage caused by the Company’s personnel or contractors in the course of performing services to customers. These agreements, generally agree to indemnify, defend and hold harmless the customer in connection with death, personal injury and property damage claims made by third parties with respect to actions of the Company’s personnel or contractors. The indemnity provisions generally provide for the Company control of defense and settlement and cover costs and damages finally awarded against the customer. The indemnity obligations contained in services agreements generally have no specified expiration date and no specified monetary limitation on the amount of award covered. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations and estimates the fair value of these potential obligations to be nominal. Accordingly, no liabilities have been recorded for these agreements as of March 31, 2004.

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

Item 7A.     Quantitative and Qualitative Disclosures About Market Risks

     Interest Rate Sensitivity:

      The Company’s cash flow can be exposed to market risks related to fluctuation in the value of its investments in certain available-for-sale securities. The Company’s cash management and investment policies restrict investments to highly liquid, low-risk debt instruments. The Company currently does not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move (decrease in) interest rates along the entire interest rate yield curve would adversely affect the net fair value of all interest sensitive financial instruments by approximately $0.3 million at March 31, 2004.

Foreign Exchange Rate Sensitivity:

      The Company provides services to customers primarily in the United States, Europe, Asia Pacific and elsewhere throughout the world. As a result, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Sales are primarily made in U.S. Dollars; however, as the Company continues to expand its operations, more contracts may be denominated in Australian and Canadian Dollars, Pound Sterling, Euros and Japanese Yen. A strengthening of the U.S. Dollar could make the Company’s products less competitive in foreign markets. A hypothetical 5% unfavorable foreign currency exchange move versus the U.S. Dollar, across all foreign currencies, would adversely affect the net fair value of foreign denominated cash, cash equivalent and investment financial instruments by approximately $0.3 million at March 31, 2004.

Item 8.	Financial Statements and Supplementary Data

INDUS INTERNATIONAL, INC.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Indus International, Inc.

      We have audited the accompanying consolidated balance sheets of Indus International, Inc. as of March 31, 2003 and 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2002, for the three months ended March 31, 2003, and for the year ended March 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Indus International, Inc. as of March 31, 2003 and 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, for the three months ended March 31, 2003, and for the year ended March 31, 2004, in conformity with U.S. generally accepted accounting principles.

/S/ ERNST & YOUNG LLP

Atlanta, Georgia

April 30, 2004

INDUS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2003	2004

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$32,667	$31,081
Marketable securities	757	—
Restricted cash, current	2,834	70
Billed accounts receivable, net of allowance for doubtful accounts of $4,375 and $912 at March 31, 2003 and March 31, 2004, respectively	26,301	21,201
Unbilled accounts receivable	12,841	9,074
Income tax receivable	5,226	964
Other current assets	8,634	3,069

Total current assets	89,260	65,459
Property and equipment, net	38,088	32,919
Capitalized software	371	7,689
Goodwill	430	6,956
Acquired intangible assets	12,828	12,562
Restricted cash, non-current	2,601	5,492
Other assets	932	596

Total assets	$144,510	$131,673

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$24,516	$767
Accounts payable	5,102	6,806
Other accrued liabilities	20,568	17,624
Current portion of obligations under capital leases	274	47
Deferred revenue	50,604	38,257

Total current liabilities	101,064	63,501
Income tax payable	4,555	4,389
Note payable, net of current portion	—	10,299
Other liabilities	10,457	6,608
Stockholders’ equity:
Preferred stock, $.001 par value
Shares authorized: 10 million; shares issued: none	—	—
Common stock, $.001 par value
Shares authorized: 100 million Shares issued: March 31, 2003 — 42,065,530 Shares issued: March 31, 2004 — 57,059,416	42	57
Additional paid-in capital	135,279	164,431
Treasury stock
Shares: March 31, 2003 — 935,500 Shares: March 31, 2004 — 935,500	(4,681)	(4,681)
Note receivable from stockholder	—	—
Deferred compensation	(79)	(50)
Accumulated deficit	(101,943)	(113,981)
Accumulated other comprehensive income (loss)	(184)	1,100

Total stockholders’ equity	28,434	46,876

Total liabilities and stockholders’ equity	$144,510	$131,673

See accompanying notes.

INDUS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended		Three Months
	December 31,		Ended	Year Ended
			March 31,	March 31,
	2001	2002	2003	2004

	(In thousands, except per share data)
Revenue:
Software license fees	$21,005	$15,527	$2,637	$23,917
Services:
Support, outsourcing and hosting	35,637	36,780	10,614	59,536
Consulting, training and other	119,372	64,858	13,983	62,933

Total services	155,009	101,638	24,597	122,469

Total revenue	176,014	117,165	27,234	146,386

Cost of revenue:
Software license fees	1,378	2,997	226	999
Services:
Support, outsourcing and hosting	8,209	11,149	4,177	20,275
Consulting, training and other	71,529	44,838	11,006	46,365

Total services	79,738	55,987	15,183	66,640

Total cost of revenue	81,116	58,984	15,409	67,639

Gross margin	94,898	58,181	11,825	78,747

Operating expenses:
Research and development	49,522	45,745	8,717	34,977
Sales and marketing	30,242	29,942	6,549	33,350
General and administrative	17,398	13,305	3,959	21,237
Restructuring expenses	10,188	8,199	2,166	44

Total operating expenses	107,350	97,191	21,391	89,608

Loss from operations	(12,452)	(39,010)	(9,566)	(10,861)
Interest and other income	2,454	1,362	86	700
Interest expense	(42)	(59)	(136)	(1,254)

Loss before income taxes	(10,040)	(37,707)	(9,616)	(11,415)
Provision (benefit) for income taxes	36	(3,944)	277	623

Net loss	$(10,076)	$(33,763)	$(9,893)	$(12,038)

Net loss per share:
Basic	$(0.29)	$(0.96)	$(0.27)	$(0.24)

Diluted	$(0.29)	$(0.96)	$(0.27)	$(0.24)

Shares used in computing per share data:
Basic	34,857	35,237	37,210	49,455

Diluted	34,857	35,237	37,210	49,455

See accompanying notes.

INDUS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

							Accumulated
							Other
					Deferred	Retained	Compre-	Total
	Common Stock		Add’l		Compen-	Earnings	hensive	Stock-
			Paid-In	Treasury	sation	(Accumulated	Income/	holders’
	Shares	$ Amt	Capital	Stock	& Other	Deficit)	(Loss)	Equity

	(In thousands)
Balance at December 31, 2000	34,695	$35	$121,313	$(2,181)	$(128)	$(48,211)	$(1,871)	$68,957
Exercise of stock options	276	—	1,330	—	—	—	—	1,330
Sale of common stock under Employee Stock Purchase Plan	240	—	894	—	—	—	—	894
Notes receivable from stockholder	—	—	—	—	(31)	—	—	(31)
Deferred stock compensation	—	—	134	—	(134)	—	—	—
Amortization of deferred compensation	—	—	—	—	81	—	—	81
Comprehensive loss:
Net loss	—	—	—	—	—	(10,076)	—	(10,076)
Unrealized gain on marketable securities	—	—	—	—	—	—	42	42
Foreign currency translation	—	—	—	—	—	—	(251)	(251)

Total comprehensive loss								(10,285)

Balance at December 31, 2001	35,211	$35	$123,671	$(2,181)	$(212)	$(58,287)	$(2,080)	$60,946
Exercise of stock options	291	1	1,041	—	—	—	—	1,042
Sale of common stock under Employee Stock Purchase Plan	168	—	459	—	—	—	—	459
Notes receivable from stockholder	—	—	—	—	55	—	—	55
Deferred stock compensation	—	—	—	—	—	—	—	—
Warrant exercise	68	—	198	—	—	—	—	198
Benefit from Carryback of Net Operating Loss	—	—	182	—	—	—	—	182
Purchase of treasury stock	(500)	—	—	(2,500)	—	—	—	(2,500)
Amortization of deferred compensation	—	—	57	—	53	—	—	110
Comprehensive loss:
Net loss	—	—	—	—	—	(33,763)	—	(33,763)
Unrealized gain on marketable securities	—	—	—	—	—	—	27	27
Foreign currency translation	—	—	—	—	—	—	1,520	1,520

Total comprehensive loss								(32,216)

Balance at December 31, 2002	35,238	$36	$125,608	$(4,681)	$(104)	$(92,050)	$(533)	$28,276
Exercise of stock options	1	—	2	—	—	—	—	2
Issuance of common stock in private placement transaction	6,827	6	9,669	—	—	—	—	9,675
Purchase of treasury stock	—	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	25	—	—	25
Comprehensive loss:
Net loss	—	—	—	—	—	(9,893)	—	(9,893)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	349	349

Total comprehensive loss								(9,544)

Balance at March 31, 2003	42,066	$42	$135,279	$(4,681)	$(79)	$(101,943)	$(184)	$28,434
Exercise of stock options	130	—	153	—	—	—	—	153
Sale of common stock under Employee Stock Purchase Plan	72	—	148	—	—	—	—	148
Issuance of common stock in private placement transaction	5,000	5	14,492	—	—	—	—	14,497
Issuance of stock from convertible notes	9,792	10	13,930	—	—	—	—	13,940
Issuance of options in connection with acquisitions	—	—	429	—	(29)	—	—	400
Amortization of deferred compensation	—	—	—	—	58	—	—	58
Comprehensive loss:
Net loss	—	—	—	—	—	(12,038)	—	(12,038)
Unrealized gain on marketable securities	—	—	—	—	—	—	(70)	(70)
Foreign currency translation	—	—	—	—	—	—	1,354	1,354

Total comprehensive loss								(10,754)

Balance at March 31, 2004	57,060	$57	$164,431	$(4,681)	$(50)	$(113,981)	$1,100	$46,876

See accompanying notes.

INDUS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended		Three Months
	December 31,		Ended	Year Ended
			March 31,	March 31,
	2001	2002	2003	2004

	(In thousands)
Cash flows from operating activities:
Net loss	$(10,076)	$(33,763)	$(9,893)	$(12,038)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,067	8,541	2,332	10,918
Provision for doubtful accounts	333	(2,267)	(336)	(3,548)
Amortization of deferred compensation	81	53	25	29
(Gain) loss on sale of fixed assets	95	205	84	(29)
Changes in operating assets and liabilities:
Billed accounts receivable	2,165	11,217	7,055	9,849
Unbilled accounts receivable	(1,627)	11,255	(4,279)	3,888
Income tax receivable	4,553	(3,693)	60	4,504
Other current assets	1,491	1,587	(670)	1,714
Other assets	2,427	(405)	81	475
Accounts payable	323	(984)	(298)	1,414
Income taxes payable	1,747	2,788	286	(409)
Accrued restructuring	5,909	3,205	2,219	(3,653)
Other accrued liabilities	(2,776)	(8,449)	(1,076)	(3,643)
Deferred revenue	1,381	(3,055)	2,362	(13,290)
Other	(214)	255	—	—

Net cash provided by (used in) operating activities	13,879	(13,510)	(2,048)	(3,819)

Cash flows from investing activities:
Purchase of marketable securities	(52,041)	(52,953)	(8,993)	(1,949)
Sale of marketable securities	66,192	52,399	12,411	2,706
Increase in restricted cash	—	(5,159)	(6)	78
Acquisition of business, net of cash acquired	—	—	(29,020)	(14,910)
Capitalized software	—	—	(371)	(7,318)
Acquisition of property and equipment	(7,467)	(3,994)	(667)	(3,693)

Net cash provided by (used in) investing activities	6,684	(9,707)	(26,646)	(25,086)

Cash flows from financing activities:
Net proceeds of note payable	—	—	—	11,066
Payment of capital leases	(139)	(170)	(64)	(280)
Proceeds from issuance of convertible notes, net of issuance costs	—	—	13,716	—
Proceeds from issuance of common stock, net of issuance costs	2,224	1,938	9,677	15,450
Changes in stockholder receivables	(31)	55	—	—
Purchase of treasury stock	—	(2,500)	—	—

Net cash provided by (used in) financing activities	2,054	(677)	23,329	26,236

Effect of exchange rate differences on cash	(251)	1,520	505	1,083
Net increase/(decrease) in cash and cash equivalents	22,366	(22,374)	(4,860)	(1,586)
Cash and cash equivalents at beginning of period	37,535	59,901	37,527	32,667

Cash and cash equivalents at end of period	$59,901	$37,527	$32,667	$31,081

	Years Ended		Three Months
	December 31,		Ended	Year Ended
			March 31,	March 31,
	2001	2002	2003	2004

	(In thousands)
Supplemental disclosures of cash flow information:
Interest paid	$42	$59	$10	$1,424

Income taxes paid	$1,631	$315	$81	$111

Income tax refunds	$8,021	$3,703	$—	$4,792

Supplemental noncash financing activities:
Acquisition of IUS business:
Fair value of assets acquired			$51,462	$(55)
Fair value of liabilities assumed			(25,697)	10,000

Net assets acquired			25,765	9,945

Due from seller			3,255	(3,255)

Net acquisition-related cash paid			$29,020	$6,690

Acquisition of Wishbone Systems business:
Fair value of assets acquired				$8,632
Fair value of liabilities assumed				(412)

Net assets acquired, less cash				$8,220

See accompanying notes.

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Nature of Business and Significant Accounting Policies

Organization and Business

Business

      Indus International, Inc. (the “Company”) is a provider of service delivery management (SDM) solutions, which help clients in a broad array of industries optimize the management of their customers, assets, workforce, spare parts inventory, tools and documentation in order to maximize performance and customer satisfaction while reducing operating expenses. The Company’s software solutions consist of three primary solution suites: customer management, asset management and field service management. These software products, along with related service and support offerings, enable clients to reduce costs, increase production capacity and competitiveness, improve service to their customers, facilitate billing for services and ensure regulatory compliance. In March 2003, the Company acquired SCT Utility Systems, Inc. and renamed it Indus Utility Systems, Inc. (“IUS”). IUS develops, markets, implements and supports customer information systems (“CIS”), complex billing and customer relationship management (“CRM”) software to a broad spectrum of utilities, primarily in the United States. In January 2004, the Company acquired Wishbone Systems, Inc. (“Wishbone Systems”), a provider of workforce management and optimization software (“WFM”). Through these acquisitions, the Company is able to offer a comprehensive suite of world-class customer, asset, and field service management solutions.

Significant Customers

      In 2001, Magnox Electric plc (“Magnox”), a wholly-owned subsidiary of British Nuclear Fuels Ltd (“BNFL”), operating BNFL’s nuclear power stations, selected the Company to provide work management and compliance system software for eight nuclear stations. The Company is providing a total business solution, including the PassPort software suite, implementation services, and five years of application hosting via Indus’ web hosting services. The Magnox contract represented 3.8%, 12.6%, 11.2% and 8.4% of the Company’s revenue for the years ended December 31, 2001 and 2002, the three-month period ended March 31, 2003 and the year ended March 31, 2004, respectively.

      In 2001, the United Kingdom’s Ministry of Defense (“MoD”) selected the Company as the application provider for logistics and asset management. The MoD project represented 23.3% of total revenues for 2001. The MoD suspended this project indefinitely in the first quarter of 2002 and, as a result, revenues from the project during 2002 and forward, were insignificant.

Significant Accounting Policies

Basis of Presentation

      The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current presentation.

Revenue Recognition

      The Company provides its software to customers under contracts that provide for both software license fees and services. The revenues from software license fees are recognized in accordance with AICPA Statements of Position, or SOP, 97-2, “Software Revenue Recognition,” as amended or interpreted by SOP 98-4 and SOP 98-9, Technical Practice Aids, and SEC Staff Accounting Bulletins. Revenue for software is recognized when persuasive evidence of a non-cancelable license agreement exists, delivery has occurred, the license fee is fixed or determinable, and collection is probable. Revenue from services, which generally are time and material based, are recognized as the work is performed. When software is licensed through indirect

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sales channels, license fees are recognized as revenue when the reseller licenses the software to an end user customer. In software arrangements that include rights to multiple software products and/or services, the total arrangement fee is allocated among each of the deliverables using the residual method, under which revenue is allocated to the undelivered elements based on vendor specific objective evidence (“VSOE”) of fair value of such undelivered elements and the residual amounts of revenue are allocated to the delivered elements. Elements included in multiple element arrangements may consist of software products, maintenance (which include customer support services and unspecified upgrades), hosting and consulting services. VSOE is based on the price generally charged when an element is sold separately or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change once the element is sold separately. If VSOE does not exist for an undelivered element, the total arrangement fee will be taken to revenue over the life of the contract or upon delivery of the undelivered element.

      Revenue is recognized using contract accounting for arrangements involving significant customization or modification of the software or where software services are considered essential to the functionality of the software. Revenue from these software arrangements is recognized using the percentage-of-completion method with progress to completion measured using specific milestones, usually labor cost inputs, with revisions to estimates reflected in the period in which changes become known. Project losses are provided for in their entirety in the period in which they become known.

      Revenue from maintenance and support services is recognized ratably over the term of the support contract, typically one year.

      Revenue from outsourcing and web hosting (also referred to as “ASP” or application service provider) services is recognized based upon contractually agreed upon rates per user or service, over a contractually defined time period. Under some web hosting arrangements, customers have a license to the software and are entitled to take possession of the software at any time during the hosting period, while other customers are only entitled to use the software through the hosting arrangement. For arrangements in which the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty, the Company recognizes revenue under the accounting policies disclosed above in the revenue recognition accounting policy for software arrangements.

      Unbilled accounts receivable represent amounts related to revenue under existing contracts that has been recorded either as deferred revenue or earned revenue but which has not yet been billed. Generally, unbilled amounts are billed within one year of the sale of product or performance of services.

      Deferred revenue represents fees for services and software licenses that have not yet met the criteria to be recognized as revenue.

      Deferred support represents amounts invoiced prior to performance of support services. Contracts for support services are typically one year in length and are amortized to the revenue ratably over the contract period. Deferred services are amounts invoiced prior to performance of consulting services.

      Deferred license revenue represents license fee contracts revenue which was deferred because the criteria for revenue recognition had not been met. Revenue on these contracts is recognized when these criteria are met and occurred.

Foreign Currency Translation

      The functional currencies of the Company’s foreign subsidiaries are their respective local currencies. The financial statements of foreign subsidiaries have been translated into U.S. Dollars. Assets and liabilities accounts have been translated using the exchange rates in effect at the balance sheet date. The foreign statements of operations have been translated using average exchange rates. Gains and losses resulting from

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

translation of the accounts of the Company’s foreign subsidiaries have been reported in other comprehensive income (loss) within stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in the determination of net income (loss).

Concentration of Credit Risk

      Financial instruments where the Company may be subject to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company has investment policies and procedures that are reviewed periodically to minimize credit risk. The Company’s customers are generally large companies in the utilities, oil and gas, defense, pulp and paper and metals and mining industries. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited.

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

      The following is an analysis of the activity in the allowance for doubtful accounts (in thousands):

	Balance at	Charged to	Changes-
	Beginning	Costs and	Add	Balance at
Allowance for Doubtful Accounts	of Year	Expenses	(Deduct)	End of Year

Year Ended March 31, 2004	$4,375	(289)	(3,174)	$912
Three-month period Ended March 31, 2003	$3,445	1,049	(119)	$4,375
Year Ended December 31, 2002	$5,713	(807)	(1,461)	$3,445
Year Ended December 31, 2001	$5,379	3,353	(3,019)	$5,713

      The changes were based on an evaluation of specific accounts and aging categories. The write-offs in 2001 were not attributable to any major accounts, but were a result of the write-off of many older items that had been previously reserved. The write-offs in 2004 include $1.5 million related to a specific customer dispute and approximately $1.1 million in a receivable balance acquired in the IUS acquisition, both of which had been reserved previously.

      One customer (Magnox) represented $1.9 million and $2.1 million of the Company’s accounts receivable as of March 31, 2003 and 2004, respectively.

Restricted Cash

      Restricted cash of approximately $5.6 million as of March 31, 2004 includes $70,000 in current assets and $5.5 million in non-current assets. The $5.5 million in non-current assets is comprised of $2.6 million in compensating balances to support letters of credit, a compensating balance for a $2.3 million performance bond and a $0.6 million certificate of deposit.

      In May 2008, $2.3 million of the $2.6 million in restricted cash used for letters of credit will be released. The $2.3 million supporting the performance bond will be released in January 2006. The $0.6 million certificate deposit, used as collateral for the Company’s $11.5 million mortgage, will be released in April 2008.

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Software Development Costs

      The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”, whereby costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs are capitalized. Technological feasibility is established upon completion of a working model. Through December 31, 2002, software development costs incurred subsequent to the establishment of technological feasibility were not significant, and all software development costs were charged to research and development expense in the accompanying consolidated statements of operations during that time.

      The Company capitalized certain development costs related to the internationalization of its products to Asian markets of $0.4 million and $7.3 million for the three-month period ended March 31, 2003 and for the year ended March 31, 2004, respectively. These costs have not yet been subject to amortization as the product has not been available for general release. The Company will amortize these costs over a three year period beginning in fiscal 2005. All other software development costs incurred during that period were charged to research and development expense.

Internal-Use Software

      SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, requires that entities capitalize certain costs related to internal use software once certain criteria have been met. Capitalized internal-use software development costs associated with the Company’s information systems are included in property and equipment and are depreciated on a straight-line basis over a three-year period. The depreciation expense recorded for the years ended December 31, 2001 and 2002, the three-month period ended March 31, 2003 and the year ended March 31, 2004 was approximately $1.8 million, $2.4 million, $643,000 and $2.8 million, respectively.

Acquisition-Related Intangible Assets

      Acquisition-related intangible assets are stated at cost less accumulated amortization. The intangible assets include values for developed technology, customer base, contracts and trade names. The acquired software is being amortized over the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. Other intangible assets are being amortized on a straight-line basis over a period of two to fifteen years. Total amortization expense for intangible assets was $152,000 and $1.8 million for the three-month period ended March 31, 2003 and the year ended March 31, 2004, respectively, and is included in general and administrative expense in the accompanying Consolidated Statements of Operations.

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Acquisition-related intangible assets consist of the following (in thousands):

March 31,
2004

Acquired trademarks	$730
Acquired technology	2,870
Acquired contracts and customer base	10,937

Total acquired intangible assets	14,537
Less accumulated amortization	(1,975)

Net intangible assets	$12,562

      The weighted-average amortization period for these intangible assets is approximately eleven years. Trademarks and technology have weighted-average amortization periods of five years and contracts and customer base has a weighted-average amortization period of thirteen years. The Company expects amortization expense for the next five years to be as follows, based on intangible assets as of March 31, 2004 (in thousands):

2005	$1,978
2006	1,466
2007	1,432
2008	1,334
2009	799
Thereafter	5,553

$12,562

Goodwill and Impairment

      In the first quarter of 2002 the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill, which represents the excess of purchase price over fair value of net assets acquired, is no longer subject to amortization; instead it is subject to impairment testing criteria. For purposes of its goodwill impairment testing, the Company considers itself to be a single reporting unit and assesses goodwill impairment on an enterprise-wide level. The Company has recorded goodwill of $0.4 million associated with the acquisition of IUS and $6.6 million associated with the acquisition of Wishbone Systems and has recorded no impairment losses during the year ended March 31, 2004. The Company evaluates the carrying value of goodwill annually as of December 31 and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the asset below its carrying amount.

Notes Payable

      Notes payable represents short-term borrowings. The Company includes in notes payable only those principal balances which are to be paid within the subsequent twelve-month period. The notes payable balance at March 31, 2004 includes the current portion of an $11.5 million promissory note secured by the Company’s real property located in Columbia, South Carolina. The promissory note bears interest at an annual rate of 6.5% and is payable in monthly installments of principal and interest (determined on a 15-year amortization) through October 1, 2008, at which time the remaining principal balance of $7.7 million is due and payable. The Company may extend the maturity date at that time for one additional five year term at a variable rate of interest.

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Guarantees and Indemnifications

      The Company accounts for guarantees and indemnifications in accordance with Financial Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.”

      License and hosting agreements with customers generally contain infringement indemnity provisions. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with patent, copyright, trademark or trade secret infringement claims made by third parties with respect to the customer’s authorized use of our products and services. The indemnity provisions generally provide for the Company to control defense and settlement and cover costs and damages finally awarded against the customer. The indemnity provisions also generally provide that if the Company products infringe, or in the Company’s opinion it is likely that they will be found to infringe, on the rights of a third-party Indus will, at its option and expense, procure the right to use the infringing product, modify the product so it is no longer infringing, or return the product for a partial refund that reflects the reasonable value of prior use. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations. The Company accounts for these indemnity obligations in accordance with SFAS No. 5, “Accounting for Contingencies,” and records a liability for these obligations when a loss is probable and reasonably estimable. The Company has not recorded any liabilities for these arrangements as of March 31, 2004.

      Services agreements with customers may also contain indemnity provisions for death, personal injury or property damage caused by the Company’s personnel or contractors in the course of performing services to customers. These agreements, generally agree to indemnify, defend and hold harmless the customer in connection with death, personal injury and property damage claims made by third parties with respect to actions of the Company’s personnel or contractors. The indemnity provisions generally provide for the Company’s control of defense and settlement and cover costs and damages finally awarded against the customer. The indemnity obligations contained in services agreements generally have no specified expiration date and no specified monetary limitation on the amount of award covered. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations and estimates the fair value of these potential obligations to be nominal. Accordingly, no liabilities have been recorded for these agreements as of March 31, 2004.

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

Advertising Costs

      Advertising costs are charged to expense in the period the costs are incurred. Advertising expense was approximately $214,000, $846,000, $47,000 and $187,000 for years ended December 31, 2001 and 2002, the three-month period ended March 31, 2003 and the year ended March 31, 2004, respectively, and are included in Sales and Marketing in the accompanying Consolidated Statements of Operations.

Segment Information

      The Company operates in a single segment as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” See Note 11 for discussion of foreign operations.

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The components of basic and diluted earnings per share were as follows (in thousands, except per share amounts):

	Years Ended		Three Months
	December 31,		Ended	Year Ended
			March 31,	March 31,
	2001	2002	2003	2004

Net loss	$(10,076)	$(33,763)	$(9,893)	$(12,038)

Weighted average shares of common stock outstanding	34,857	35,237	37,210	49,455

Basic net loss per share	$(0.29)	$(0.96)	$(0.27)	$(0.24)

Calculation of shares outstanding for computing diluted net loss per share:
Shares used in computing basic net loss per share	34,857	35,237	37,210	49,455
Shares to reflect the effect of the assumed exercise of:
Employee stock options	—	—	—	—
Warrants	—	—	—	—
Convertible Notes	—	—	—	—

Shares used in computing diluted net loss per share	34,857	35,237	37,210	49,455

Diluted net loss per share	$(0.29)	$(0.96)	$(0.27)	$(0.24)

      The Company has excluded all outstanding stock options, warrants and convertible notes to purchase common stock from the calculation of diluted net loss per share because all such securities are antidilutive for all periods presented. As of December 31, 2001 and 2002, and March 31, 2003 and 2004, stock options, warrants and convertible notes to purchase common stock in the amount of 8,946,531, 9,772,963, 19,908,179 and 11,396,022 were outstanding, respectively. The 8% Convertible Notes issued to fund the IUS acquisition were converted into 9,751,859 shares of common stock in July 2003, upon receipt of the approval of the Company’s stockholders. See Note 7 and 8 for further information on those securities.

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates

      The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Those accounts that are affected by the use of estimates are revenues from services (the determination of the scope and duration of the engagement and the status of completion to date), the allowance for doubtful accounts (the valuation of the credit worthiness of our customers), and accrued restructuring costs (the estimate of future sublease income for excess office space).

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

      For purposes of pro forma disclosures, as required by SFAS No. 123, which also requires that the pro forma information be determined as if the Company had accounted for its employee stock option grants under the fair value method required by SFAS No. 123, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma net loss including pro forma compensation expense, net of tax for the years ended December 31, 2001 and 2002, the three-month period ended March 31, 2003 and the year ended March 31, 2004, respectively, is as follows (in thousands except per share amounts):

	Years Ended		Three Months
	December 31,		Ended	Year Ended
			March 31,	March 31,
	2001	2002	2003	2004

Net loss as reported	$(10,076)	$(33,763)	$(9,893)	$(12,038)
Add: Total stock-based compensation expense determined under the intrinsic value method	53	34	16	38
Deduct: Total stock-based compensation expense determined under fair-value based method for all awards	(8,743)	(4,809)	(1,509)	(4,616)

Pro forma net loss	$(18,766)	$(38,538)	$(11,386)	$(16,616)

Loss per share:
Basic:
As reported	$(0.29)	$(0.96)	$(0.27)	$(0.24)

Pro forma	$(0.54)	$(1.09)	$(0.31)	$(0.34)

Diluted:
As reported	$(0.29)	$(0.96)	$(0.27)	$(0.24)

Pro forma	$(0.54)	$(1.09)	$(0.31)	$(0.34)

Shares used in computing per share data
Basic	34,857	35,237	37,210	49,455

Diluted	34,857	35,237	37,210	49,455

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The weighted average fair value of options granted under all plans was $3.91, $2.22, $1.43 and $2.05 for years ended December 31, 2001 and 2002, the three-month period ended March 31, 2003 and the year ended March 31, 2004, respectively.

Recent Accounting Pronouncements

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition to Statement 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based compensation, regardless of whether the Company accounts for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 148’s amendment of the transition and annual disclosure requirements of SFAS No. 123 are effective for fiscal years ending after December 15, 2002 and were adopted on January 1, 2003. The Company accounts for stock-based compensation using the intrinsic value method prescribed in APB No. 25 and related interpretations and has elected the pro forma disclosure alternative of SFAS No. 123.

      In January 2003, the FASB issued and subsequently revised in December 2003, FIN No. 46, “Consolidation of Variable Interest Entities”, which clarifies the consolidation accounting guidance of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entities to finance their activities without additional subordinated financial support from other parties. Such entities are known as variable interest entities (“VIE”). Controlling financial interests of a VIE are identified by the exposure of a party to the VIE to a majority of either the expected losses or residual rewards of the VIE, or both. Such parties are primary beneficiaries of the VIE, and FIN No. 46 requires that the primary beneficiary of a VIE consolidate the VIE. FIN No. 46 also requires new disclosures for significant relationships with VIEs, whether or not consolidation accounting is either used or anticipated. Application of FIN No. 46 is required in the financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. The Company adopted FIN No. 46 on March 31, 2004, and there was no impact on the Company’s financial position and results of operations as a result of the adoption.

2.     Marketable Securities

      The Company attempts to maximize total investment returns while maintaining a conservative investment policy that emphasizes preservation of principal through high credit quality requirements (A1/ P1, MIG 1A or better, AA or better) and maintenance of liquidity with maximum effective maturity of any single issue not to exceed two years. The Company classifies all marketable securities as available-for-sale investments and carries them at fair market value.

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of marketable securities, all of which are available-for-sale (in thousands):

March 31,
2003

Money market funds	$403
Government agency notes	202
Commercial paper and corporate notes	451

$1,056

Included in:
Cash and cash equivalents	$299
Marketable securities	757

$1,056

      At March 31, 2003, the gross amortized cost of marketable securities approximated the estimated fair value. There have been no significant realized gains or losses on sales of marketable securities. There were no marketable securities at March 31, 2004.

3.     Property and Equipment

      Property and equipment is recorded at cost and consists of the following (in thousands):

	March 31,

	2003	2004

Land and buildings	$19,125	$19,073
Furniture and fixtures	7,164	6,917
Office equipment	41,909	43,671
Leasehold improvements	4,141	4,143
Internal-use software	14,057	15,947

	86,396	89,751
Less accumulated depreciation and amortization	48,308	56,832

	$38,088	$32,919

      Depreciation and amortization expense totaled $8.1 million, $8.5 million, $2.2 million and $9.1 million for the years ended December 31, 2001 and 2002, the three-month period ended March 31, 2003 and the year ended March 31, 2004, respectively.

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Other Accrued Liabilities

      Other accrued liabilities consist of the following (in thousands):

	March 31,	March 31,
	2003	2004

Accrued compensation-related expenses	$6,433	$6,158
Accrued taxes	2,765	2,341
Accrued restructuring expenses	3,534	3,153
Accrued legal and accounting expenses	1,953	1,768
Other accruals	5,883	4,204

	$20,568	$17,624

5.	Long-Term Debt

      In September 2003, the Company executed a promissory note in the principal amount of $11.5 million secured by a mortgage on the Company’s real property located in Columbia, South Carolina, which has a carrying value of $17.2 million as of March 31, 2004. The promissory note bears interest at an annual rate of 6.5% and is payable in monthly installments of principal and interest (determined on a 15-year amortization schedule) through October 1, 2008, at which time the remaining principal balance of $7.7 million is due and payable. The Company may extend the maturity date at that time for one additional five year term at a variable rate of interest. The proceeds from this note were used to repay the $10.0 million promissory note issued to SCT Financial Corporation in connection with the acquisition of IUS (Note 15). At March 31, 2004, approximately $767,000 of the promissory note is included in current liabilities and $10.3 million is classified as long-term debt. Maturities of long-term debt are as follows (in thousands):

March 31,
2004

2005	$767
2006	767
2007	767
2008	767
2009	7,998

$11,066

6.	Commitments

      The Company leases its office facilities under various operating lease agreements. The leases require monthly rental payments in varying amounts through 2012. These leases also require the Company to pay property taxes, normal maintenance and insurance on the leased facilities.

      Total rental expense under these leases was approximately $7.0 million, $6.6 million, $1.5 million and $5.4 million for the years ended December 31, 2001 and 2002, the three-month period ended March 31, 2003 and the year ended March 31, 2004, respectively.

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Future minimum lease payments under all non-cancelable leases are as follows (in thousands):

	Operating	Capital
Years Ending March 31,	Leases	Leases

2005	$8,195	$55
2006	7,449	—
2007	6,809	—
2008	6,692	—
2009	2,925	—
Thereafter	5,784	—

Total minimum payments required	$37,854	$55

Less amounts representing interest		(8)

Present value of minimum lease payments		$47

      At March 31, 2003 and 2004, the Company had capital lease obligations of approximately $326,000 and $47,000, respectively. Equipment leased under capital leases is included in property and equipment. The recorded value of equipment under capital leases was approximately $4.6 million at both March 31, 2003 and 2004, with accumulated depreciation of $4.2 million and $4.3 million, respectively.

      As of March 31, 2004, the Company has subleased 43,981 square feet related to excess office space in its San Francisco location, 6,147 square feet in its Pittsburgh location and 9,041 square fee in its Dallas location, and has available for sublease 25,670 square feet in San Francisco. Future reduction in rent anticipated from existing subleases is shown in the below chart (in thousands):

Sub Lease
Years Ending March 31,	Income

2005	$1,177
2006	1,128
2007	1,014
2008	1,014
2009	169
Thereafter	—

Total sublease income under current contracts	$4,502

      The Company has a commitment to purchase development services expertise in the form of labor hours, which are being utilized in its development efforts. The purchase commitment extends through December 22, 2007. During the remainder of the term of the commitment, the Company is required to purchase approximately $2.4 million of labor hours at agreed upon labor rates.

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

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or preventing a change in control of the Company. The Company has no current plan to issue any shares of preferred stock.

      In July 1999, the Company’s Board of Directors approved a stock repurchase program for up to 2,000,000 shares of the Company’s outstanding common stock. The Company is authorized to use available cash to buy back its shares in open market transactions from time to time, subject to price and market conditions. As of March 31, 2004, the Company held, as treasury stock, 435,500 shares that had been repurchased at a cost of approximately $2.2 million under the program.

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

      On March 5, 2003, the Company completed a private placement offering to purchasers of approximately 6.8 million shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $1.50 per share, or a total of approximately $10.2 million, and approximately $14.5 million of the Company’s 8% Convertible Notes in order to fund the IUS acquisition. The convertible notes were converted into 9,751,859 shares of common stock on July 29, 2003. Related parties, consisting of the Company’s Chairman and CEO and certain principal stockholders, purchased 11% and 38% of the common stock and convertible notes, respectively. The Company believes that these transactions were carried out at an arm’s-length basis, given the fact that a majority of the purchasers of these securities were unrelated third parties.

      At March 31, 2004, the Company had 357,469 outstanding warrants to purchase an equal number of shares of the Company’s common stock at an exercise price of $2.38 per share. These stock purchase warrants can be exercised at any time from June 20, 1994 to and including June 20, 2004. The warrant agreement provides that the exercise price and the number of shares purchasable shall be adjusted according to the formula set forth in the warrant agreement if the Company issues shares of its common stock at a purchase price that is less than the warrant exercise price. The outstanding warrants and warrant exercise price have been adjusted based on the provisions in the warrant agreement due to the private placement offering of 6.8 million shares at $1.50 per share on March 5, 2003 and the conversion of the 8% Convertible Notes into common stock on July 29, 2003.

      On February 9, 2004, the Company completed a private placement offering of 5.0 million shares of the Company’s common stock, at a price per share of $3.10, or a total of approximately $15.5 million. Net proceeds from this offering were used to replenish cash used in the acquisition of Wishbone Systems as well as for general working capital purposes.

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

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

1998 Indus International, Inc. Company Share Option Plan

      The 1998 Indus International, Inc. Company Share Option Plan (the “UK Stock Plan”) provides for the grant of stock options to employees of Indus International, Ltd. (a UK foreign subsidiary of the Company). A total of 500,000 shares of the Company’s common stock have been reserved for issuance under the Stock Plan. Options were granted in the amounts of 69,250 in 2001; there were no options granted in 2002 and three-month period ended March 31, 2003; options in the amount of 91,000 were granted in the year ended March 31, 2004. Options of 50,050 in 2001, 43,930 in 2002, 4,500 in the three-month period ended March 31, 2003 and 27,455 in the year ended March 31, 2004, respectively, were cancelled or expired. A total of 47,100 options have been exercised to date. The stock options will be granted at not less than fair market value of the stock on the date of grant. The options generally vest over one to three years and have a maximum term of three years.

      Combined activity under all of the Company’s stock option plans was as follows:

		Options Outstanding

	Shares		Weighted-
	Available		Average
	for		Exercise
	Grant	Shares	Price

Balances at December 31, 2000	1,704,460	8,903,755	$5.64
Shares authorized	2,500,000	—	—
Options granted	(1,680,339)	1,680,339	$5.11
Options forfeited	1,716,229	(1,716,229)	$6.44
Options exercised	—	(275,691)	$4.61
Plan shares expired	(92,332)	—	—

Balances at December 31, 2001	4,148,018	8,592,174	$5.41
Shares authorized	—	—	—
Options granted	(3,630,440)	3,630,440	$2.52
Options forfeited	1,992,952	(1,992,952)	$4.77
Options exercised	—	(290,742)	$3.57
Plan shares expired	(58,445)	—	—

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Options Outstanding

	Shares		Weighted-
	Available		Average
	for		Exercise
	Grant	Shares	Price

Balances at December 31, 2002	2,452,085	9,938,920	$4.53
Shares authorized	—	—	—
Options granted	(726,081)	726,081	$1.84
Options forfeited	261,989	(261,989)	$4.81
Options exercised	—	(1,463)	$1.24
Plan shares expired	(50,844)	—	—

Balances at March 31, 2003	1,937,149	10,401,549	$4.34
Shares authorized	—	—	—
Options granted	(4,185,357)	4,185,357	$2.63
Options forfeited	3,390,185	(3,390,185)	$5.40
Options exercised	—	(129,918)	$1.17
Plan shares expired	(40,390)	—	—

Balances at March 31, 2004	1,101,587	11,066,803	$3.40

      The following table summarizes information about stock options outstanding as of March 31, 2004:

	Options Outstanding			Options Vested and
				Exercisable
		Weighted-
	Number	Average	Weighted-	Number	Weighted-
	Outstanding	Remaining	Average	Exercisable	Average
	at March 31,	Contractual	Exercise	at March 31,	Exercise
Range of Exercise Prices	2004	Life	Price	2004	Price

$ 0.4100 - $ 1.3800	1,185,518	8.01	$1.33	314,570	$1.23
$ 1.4700 - $ 1.7400	1,413,000	8.75	$1.63	306,000	$1.62
$ 1.7500 - $ 1.9500	1,296,876	9.13	$1.93	46,248	$1.80
$ 1.9700 - $ 2.9900	1,867,621	9.07	$2.45	252,764	$2.58
$ 3.0500 - $ 3.9400	2,069,879	7.79	$3.85	850,885	$3.78
$ 4.0400 - $ 4.7900	1,538,744	5.29	$4.50	1,228,079	$4.53
$ 5.0000 - $ 6.8750	1,163,999	7.56	$5.81	592,641	$5.84
$ 7.6000 - $ 8.0625	391,166	6.26	$7.97	349,195	$7.99
$13.7500 - $15.3750	140,000	0.95	$13.87	140,000	$13.87

Totals	11,066,803	7.80	$3.40	4,080,382	$4.56

      The amount of options vested and exercisable for the years ended December 31, 2001 and 2002, and the three-month period ended March 31, 2003, were 4,250,274, 4,580,167 and 4,920,064, respectively. The weighted-average exercise price for options granted during the years ended December 31, 2001 and 2002, and the three-month period ended March 31, 2003, were $5.41, $5.54 and $5.70, respectively.

Employee Stock Purchase Plans

      The 1997 Employee Stock Purchase Plan reserved 1,000,000 shares of common stock for issuance. The plan allowed for eligible employees to purchase stock at 85% of the lower of the fair market value of the Company’s common stock as of the first day of each six-month offering period or the fair market value of the

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock at the end of the offering period. Purchases were limited to 10% of each employee’s compensation and a maximum of 4,000 shares. Under the plan, the Company issued 239,601 and 167,606 shares in the years of 2001 and 2002, respectively, at prices ranging from $1.50 to $3.85 per share. Effective November 1, 2002, the 1997 Employee Stock Purchase Plan was concluded as all the authorized shares under the plan had been distributed. The Company obtained stockholder approval for a new employee stock purchase plan at its 2003 Annual Meeting of stockholders.

      The 2003 Employee Stock Purchase Plan reserved 2,500,000 shares of common stock for issuance. The plan allows for eligible employees to purchase stock at 85% of the lower of the fair market value of the Company’s common stock as of the first day of each six-month offering period or the fair market value of the stock at the end of the offering period. Purchases are limited to 10% of each employee’s compensation and a maximum of 4,000 shares. Under the plan, the Company issued 72,109 shares in December 2003 at $2.06 per share.

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

      Pro forma information regarding net income and earnings per share is required by SFAS No. 123, as amended by SFAS No. 148, and described and disclosed in Note 1, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 2001 and 2002, the three- month period ended March 31, 2003 and the year ended March 31, 2004, respectively: risk free interest rate of 5.06%, 4.25%, 2.99% and 3.09%; dividend yields of 0%; volatility of 89%, 128%, 107% and 99%; and a weighted-average expected life of the option of 5 years.

10.	Employee Benefit and Profit-Sharing Plans

      The Company has a defined contribution 401(K) plan. All employees over the age of 21 who have completed at least ninety days of service are eligible to participate. Each participant may elect to have amounts deducted from his or her compensation and contribute to the plan up to the maximum amount as specified by the Federal law. All employee contributions are fully vested at the time the employee becomes an active participant. The Company’s matching contributions are equal to 50% of pre-tax contributions, up to 3% of eligible pay. This match is distributed to all eligible employees participating in the plan. The matching contribution is paid quarterly. The Company’s matching contributions were approximately $1,389,000, $559,000, $157,000 and $667,000 for the years ended December 31, 2001 and 2002, the three-month period ended March 31, 2003 and the year ended March 31, 2004, respectively.

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Geographic Information

      The following is a table of geographic information (in thousands):

			Three Months
	Years Ended December 31,		Ended	Year Ended
			March 31,	March 31,
	2001	2002	2003	2004

Revenue (based on selling location):
North America	$109,159	$82,609	$19,153	$120,888
United Kingdom	60,234	28,299	6,696	17,446
Others	6,621	6,257	1,385	8,052

Total consolidated revenue	$176,014	$117,165	$27,234	$146,386

Income (loss) from operations:
North America	$57,818	$40,491	$7,618	$67,037
United Kingdom	33,929	14,183	3,624	8,160
Others	3,151	3,507	583	3,550
Corporate administrative and other expenses	(107,350)	(97,191)	(21,391)	(89,608)

Total consolidated loss from operations	$(12,452)	$(39,010)	$(9,566)	$(10,861)

Long-lived assets:
North America	$19,839	$16,140	$37,012	$32,217
United Kingdom	1,742	1,098	855	437
Others	296	233	221	265

Total consolidated long-lived assets	$21,877	$17,471	$38,088	$32,919

      License fee revenue from the Enterprise Asset Management (“EAM”), Customer Relationship Management (“CRM”) and Workforce Management (“WFM”) software suites was $20.1 million, $3.7 million and $70,000, respectively, for the year ended March 31, 2004. All of the license fee revenue for the prior periods was derived from EAM software, since the CRM and WFM software was acquired in the IUS and Wishbone Systems acquisitions.

12.	Restructuring Expenses

      The Company recorded restructuring costs of $10.2 million, $8.2 million, $2.2 million and $44,000 for the years ended December 31, 2001 and 2002, the three-month period ended March 31, 2003 and the year ended March 31, 2004, respectively.

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

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In the three-month periods ended June 30 and December 31, 2002, the Company incurred additional restructuring expenses of $4.8 million relating to changes in the Company’s estimates of excess lease costs associated with subleasing redundant office space in San Francisco, Dallas and Pittsburgh. Due to the excess capacity of available lease space in the San Francisco market, lease rates declined from approximately $60 per square foot at the beginning of 2001 to approximately $18-$20 per square foot, which was below the Company’s actual lease cost of $45 per square foot. In Dallas and Pittsburgh, lease rates were in the $10-$14 range, which was below the Company’s actual lease costs of $25-$26 per square foot.

      In the three-month period ended March 31, 2003, the Company recorded restructuring expenses of $2.2 million related to a further space consolidation in the Company’s San Francisco offices. An additional floor was made available for sublease due to the cumulative effect of staff reductions. As noted in the preceding paragraph, there is excess space capacity in the San Francisco market.

      In September 2003, the Company adjusted the restructuring reserve to reflect new sublease arrangements for the Dallas and Pittsburgh facilities. This $271,000 adjustment is fully offset by additional restructuring adjustment charges related to the San Francisco facility which has not yet come under sublease arrangements. Due to lack of interested subtenants, the estimated commencement date for sublease income in San Francisco was delayed.

      The Company could incur future increases or decreases to its existing accruals in the event that the underlying assumptions used to develop the Company’s estimates of excess lease costs, such as the timing and the amount of any sublease income, change.

      In March 2003, the Company acquired IUS, and certain related operations from Systems & Computer Technology Corporation. At the time of this acquisition, the Company recorded a $675,000 liability for IUS employee severance costs as part of a plan to restructure the acquired operations. The costs were recognized as a liability assumed in the purchase business combination. As of March 31, 2004, all severance costs had been paid in full and no liability remained related to this accrual. A 167,000 reduction in the balance was made during the year. This reduction resulted in a corresponding reduction in goodwill.

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Below is an analysis of the restructure provisions and the activity in the resultant accruals (in thousands):

     Company headquarters relocation:

	Severance and
	Related Costs	Facilities	Total

Balance at December 31, 2000	$337	$1,260	$1,597

Payments in 2001	(1,716)	(2,189)	(3,905)
Accruals in 2001	1,553	—	1,553
Adjustments in 2001	—	8,261	8,261

Balance at December 31, 2001	174	7,332	7,506

Payments in 2002	(110)	(2,461)	(2,571)
Accruals in 2002	—	—	—
Adjustments in 2002	(64)	3,615	3,551

Balance at December 31, 2002	—	8,486	8,486

Payments in 2003	—	(416)	(416)
Accruals in 2003	—	2,166	2,166
Adjustments in 2003	—	—	—

Balance at March 31, 2003	—	10,236	10,236

Payments in 2004	—	(2,375)	(2,375)
Accruals in 2004	—	44	44
Adjustments in 2004	—	—	—

Balance at March 31, 2004	$—	$7,905	$7,905

Ministry of Defense project suspension:

	Severance and
	Related Costs	Equipment	Facilities	Total

Balance at December 31, 2001	$—	$—	$—	$—

Payments in 2002	(652)	(953)	(639)	(2,244)
Accruals in 2002	—	—	1,720	1,720
Adjustments in 2002	657	953	1,140	2,750

Balance at December 31, 2002	5	—	2,221	2,226

Payments in 2003	—	—	(206)	(206)
Accruals in 2003	—	—	—	—
Adjustments in 2003	—	—	—	—

Balance at March 31, 2003	5	—	2,015	2,020

Payments in 2004	—	—	(648)	(648)
Accruals in 2004	—	—	—	—
Adjustments in 2004	—	—	—	—

Balance at March 31, 2004	$5	$—	$1,367	$1,372

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     IUS Acquisition:

Severance and
Related Costs

Balance at December 31, 2002	$—

Payments in 2003	—
Accruals in 2003	675
Adjustments in 2003	—

Balance at March 31, 2003	675

Payments in 2004	(508)
Accruals in 2004	—
Adjustments in 2004	(167)

Balance at March 31, 2004	$—

      The $9.3 million remaining accrual at March 31, 2004 is allocated between current and long-term classification on the Company’s consolidated balance sheet, with $3.2 million included as current (less than one year) within other accrued liabilities and $6.1 million included as long-term (greater than one year) within other liabilities.

13.     Income Taxes

      The provision for income taxes (credits) consists of the following (in thousands):

	Years Ended		Three Months
	December 31,		Ended	Year Ended
			March 31,	March 31,
	2001	2002	2003	2004

Current:
Federal	$—	$(4,799)	$—	$—
State and foreign	36	855	277	623

	36	(3,944)	277	623

Deferred:
Federal	—	—	—	—
State and foreign	—	—	—	—

	—	—	—	—

	$36	$(3,944)	$277	$623

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Pre-tax loss attributable to foreign and domestic operations is summarized below (in thousands):

	Years Ended		Three Months
	December 31,		Ended	Year Ended
			March 31,	March 31,
	2001	2002	2003	2004

Loss before income taxes
United States	$(13,168)	$(38,978)	$(11,179)	$(8,768)
International:
Europe, Middle East & Africa	4,723	1,311	1,491	(2,021)
Asia	(41)	(97)	27	(1,157)
Canada	(1,080)	621	132	(656)
Australia	(474)	(564)	(87)	1,187

Total consolidated loss before income taxes	$(10,040)	$(37,707)	$(9,616)	$(11,415)

      The effective rate of the provision for income taxes reconciles to the amount computed by applying the federal statutory rate to income before provision for income taxes as follows:

	Years Ended		Three Months
	December 31,		Ended	Year Ended
			March 31,	March 31,
	2001	2002	2003	2004

Federal statutory rate	35.0%	35.0%	35.0%	34.0%
State taxes, net of federal benefit	—	—	—	—
Foreign taxes	(0.3)	1.1	2.7	(5.5)
Reported losses and tax credits not benefited	(33.9)	(31.0)	(44.2)	(26.2)
Other	(1.2)	5.4	3.6	(7.8)

	(0.4)%	10.5%	(2.9)%	(5.5)%

      Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred tax assets are as follows (in thousands):

	March 31,

	2003	2004

Accounts receivable allowances	$3,991	$3,742
Depreciation	194	1,956
Other (prepaid license writedown)	3,086	1,391
Nondeductible accruals	1,458	2,100
Deferred revenue	536	2,463
Net operating loss carryforwards	22,276	22,108
Research and other credit carryforwards	6,984	7,366
Foreign tax credits and losses	2,877	3,126

	41,402	44,252
Valuation allowance	(41,402)	(44,252)

	$—	$—

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The net valuation allowance increased by approximately $4.8 million and $2.9 million for the three-month period ended March 31, 2003 and the year ended March 31, 2004, respectively. Approximately $2.2 million of the valuation allowance for the deferred tax asset at March 31, 2004 relates to benefits of stock option deductions which, when recognized, will be directly allocated to contributed capital.

      As of March 31, 2004, the Company had federal net operating loss carryforwards of approximately $57.3 million. The Company also had federal research tax credit carryforwards of approximately $6.6 million and state research tax credit carryforwards of approximately $0.8 million. The federal net operating loss and credit carryforwards will expire beginning in the year 2020, if not utilized. The Company has foreign net operating loss carryforwards of approximately $8.9 million.

      The utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization.

14.     Litigation

      On March 5, 2003, the Company acquired IUS from SCT. IUS was a defendant in a claim brought by KPMG Consulting, Inc. (now known as BearingPoint, Inc.) on June 2, 2002 in the Circuit Court of the 11th Judicial Circuit. The claim alleged damages of approximately $15.8 million based on allegations of breach of contract and detrimental reliance on alleged promises that were not fulfilled. IUS asserted multiple defenses and counterclaims. Pursuant to the terms of the Purchase Agreement among the Company and SCT and its affiliates, SCT and those affiliates of SCT that were a party to the Purchase Agreement agreed to defend IUS against the claims in this suit and to indemnify the Company and IUS from all losses relating thereto. The parties have reached a settlement in which the Company has been released from all liabilities and is not required to make any payments.

      On February 21, 2003, Integral Energy Australia brought a claim against IUS in the Supreme Court of New South Wales, Australia, relating to the implementation of IUS software. The amount of damages asserted against IUS is not determinable. Pursuant to the terms of the Purchase Agreement among the Company and SCT and its affiliates, SCT and those affiliates of SCT that were a party to the Purchase Agreement agreed to defend IUS against the claims in this suit and to indemnify the Company and IUS from all losses relating thereto.

      The Company has received an inquiry from the federal government requesting documents and employee interviews related to certain Department of Energy facilities with which the Company does business. The Company is cooperating fully with this inquiry. The Company has been made aware that this inquiry is the result of a qui tam complaint, which is currently under seal, against the Company relating to its billing practices at these facilities. Although the Company believes that it has meritorious defenses to the claims contained in this action and has defended them vigorously, the Company has reached a preliminary settlement with the federal government and the relator, subject to negotiation and execution of a final settlement agreement, under which the Company will pay $545,000. The full amount of this proposed settlement had been recorded as an accrued liability as of March 31, 2004. There has been and will be no factual finding or adjudication of wrongdoing by the Company as part of the proposed settlement. The Company has agreed to settle this matter without admission of fault or wrongdoing in order to avoid the uncertainty, inconvenience, distraction and expense of potentially protracted litigation. If for any reason the settlement is not finalized and this action is litigated, based upon information currently available to the Company and due to the inherent uncertainties of the litigation process, the Company is unable to predict the outcome of such claims or to determine whether an adverse outcome would have a material adverse effect on the Company’s financial condition or results of operations.

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

15.     Acquisitions

IUS:

      On March 5, 2003, the Company completed its acquisition of IUS. IUS is a provider of customer relationship management software solutions for energy and utility companies principally in North America. The Company believes the acquisition will provide utility customers with a single provider for their important software requirements. The aggregate purchase price of $35.8 million was financed with a cash payment of $24.5 million, a $10.0 million 6% promissory note to SCT Financial Corporation secured by IUS real property, and payment of other direct acquisition expenses totaling $1.4 million, comprised of $0.8 million in debt issuance costs and $0.6 million in equity issuance costs. The acquisition has been accounted for under the purchase method of accounting and the results of operations are included in the Company’s operations beginning March 6, 2003.

      On the same date, the Company completed a private placement offering to purchasers of approximately 6.8 million shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $1.50 per share, or a total of approximately $10.2 million, and issued approximately $14.5 million of the Company’s 8% Convertible Notes due nine months after issuance in order to fund the IUS acquisition. The Convertible Notes were converted into 9,751,859 shares of the Company’s common stock on July 29, 2003.

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

      The goodwill will not be amortized, but will be reviewed for impairment on an annual basis. For purposes of impairment testing, the Company has identified a single reporting unit. The Company expects that the goodwill recorded in this acquisition will be deductible for tax purposes.

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Unaudited pro forma consolidated operating results for the twelve-month period ended December 31, 2002 and three-month periods ended March 31, 2002 and 2003, assuming that the acquisition had occurred at January 1, 2002, are as follows, respectively (in thousands, except per share date):

	Twelve Months	Three Months	Three Months
	Ended	Ended	Ended
	December 31,	March 31,	March 31,
	2002	2002	2003

Revenues	$186,796	$51,668	$35,656
Pro forma net loss	(31,964)	(9,260)	(11,094)
Pro forma net loss per share	(0.76)	(0.22)	(0.26)

      Prior to the acquisition date, the Company began formulating a plan to restructure pre-acquisition IUS through staffing reductions. In connection with this plan, the Company recorded a liability of $675,000 representing anticipated severance costs for approximately 50 employees of IUS in various job functions. These costs are accounted for in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations.” The costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire IUS. It is expected that annual savings aggregating in excess of $4.0 million will be realized as a result of these staffing reductions. As of March 31, 2004, no liability remains as $508,000 in cash payments have been made in connection with these terminations and the remaining accrual balance of $167,000 was reversed and applied as an adjustment to goodwill.

Wishbone Systems:

      On January 21, 2004, the Company acquired Wishbone Systems for an aggregate purchase price of $8.6 million, including a cash payment of $6.7 million, the assumption of $1.0 million of Wishbone Systems debt, payment of direct acquisition expenses of $0.5 million and conversion of Wishbone Systems employee stock options of $0.4 million. The Company financed the acquisition purchase price and acquisition expenses and concurrently repaid the debt with cash from currently available funds. $1.0 million of the purchase price was directed to an escrow account which, subject to any claims asserted by the Company, will be released to the seller on November 30, 2004. Wishbone Systems is a provider of field service management and optimization software.

      The acquisition has been accounted for under the purchase method of accounting, and the results of operations have been included in operations after January 21, 2004. The purchase price has been allocated to net assets acquired of $0.2 million and other intangible assets of $8.4 million. The following table summarizes

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the estimated fair values of the assets acquired, and liabilities assumed at the date of acquisition, January 21, 2004 (in thousands):

Current assets		$628
Property and equipment		5
Other assets		13
Intangible assets subject to amortization
Customer Relationships (10 years)	1,040
Software (5 years)	640
Contracts (2 years)	90

Total intangible assets		1,770
Goodwill		6,584

Total assets acquired		9,000
Total liabilities assumed		412

Net assets acquired		$8,588

      The goodwill will not be amortized, but will be reviewed for impairment on an annual basis. The Company has not yet determined if the goodwill recorded in this transaction will be deductible for tax purposes. The final purchase price is subject to a working capital calculation, which may result in additional charges to goodwill when these amounts are finalized. The Company does not expect that this adjustment will materially change the goodwill amount.

      The Company has not disclosed pro forma consolidated operating results related to this acquisition as they are considered immaterial in consolidation.

16.     Subsequent Events (Unaudited)

      In May 2004, the Company announced its plan to restructure certain business activities and record restructuring charges of up to $11 million in the first quarter of fiscal 2005. Of this amount, approximately $10 million relates to the consolidation of office space in Atlanta and San Francisco, including the transfer of functions to the company-owned office buildings in Columbia, South Carolina. The remaining restructuring charge is related to severance costs associated with the elimination of approximately 50 positions, resulting from the outsourcing of some development functions to India and consolidating other business functions.

17.     Quarterly Results of Operations

      The following table represents certain unaudited statement of operations data (except for the three months ended March 31, 2003) for our eight most recent quarters ended March 31, 2004. In management’s opinion, this unaudited information has been prepared on the same basis as the audited annual financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair representation of the unaudited information for the quarters presented. This information should be read in conjunction with our consolidated financial statements, including the notes thereto, included elsewhere in this

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

annual report. The results of operations for any quarter are not necessary indicative of results that may be expected for any future period.

	Three Months Ended

	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,
	2002	2002	2002	2003	2003	2003	2003	2004

	(In thousands, except per share data)
Total revenues	$31,032	$26,457	$27,233	$27,234	$38,225	$34,005	$34,357	$39,799
Cost of revenues	16,475	13,868	12,841	15,409	18,091	15,486	16,012	18,050

Gross margin	14,557	12,589	14,392	11,825	20,134	18,519	18,345	21,749
Net income (loss)	$(15,069)	$(3,283)	$(5,903)	$(9,893)	$(4,924)	$(4,563)	$(3,202)	$651

Net income (loss) per share
Basic(1)	$(0.43)	$(0.09)	$(0.17)	$(0.27)	$(0.12)	$(0.09)	$(0.06)	$0.01
Diluted(1)	$(0.43)	$(0.09)	$(0.17)	$(0.27)	$(0.12)	$(0.09)	$(0.06)	$0.01

(1)	Because of the method used in calculating per share data, the quarterly net income (loss) per share amounts will not necessarily add to the net loss per share computed for the year.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

      Our Chief Executive Officer and the persons performing the function of chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report (the “Evaluation Date”). Based on such evaluation, these persons concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to Indus (including its consolidated subsidiaries) required to be included in our reports filed or submitted under the Securities Exchange Act of 1934, as amended.

(b) Changes in Internal Controls.

      During the last fiscal quarter, there have not been any changes in our internal controls or other factors that could significantly affect such controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

      The information concerning the Company’s Directors required by this Item is incorporated by reference to the information contained under the captions “Election of Directors — Nominees” and “Section 16(a) Beneficial Reporting Compliance” in the Proxy Statement. The information concerning the Company’s executive officers required by this Item is included in the Section in Part I hereof entitled “Executive Officers.”

      We have adopted a Code of Conduct and Ethics that applies to all of our directors, officers and employees. A copy of our Code of Conduct and Ethics is available publicly on our website at www.indus.com. If we make any substantive amendment to the Code, or grant any waiver, including any implicit waiver, from a provision of the Code, that applies to our chief executive officer, chief financial officer or chief accounting officer, we will disclose the nature of the amendment or waiver on that website. We may elect to also disclose the amendment or waiver in a report on Form 8-K filed with the SEC.

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

“Proposal Three — Adoption of Employee Stock Plan — Equity Compensation Plan Information” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference to the information contained under the caption “Certain Transactions” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

      The information required by this item is incorporated by reference to the information contained under the caption “Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)(1) Financial Statements

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

      (3) Exhibits

      The following exhibits are filed herewith or incorporated by reference.

Exhibit
Number	Description

2.1	Purchase Agreement, dated as of February 12, 2003, by and among the Registrant, SCT Utility Systems, Inc., SCT, SCT Financial Corporation, SCT Property, Inc., SCT International Limited, SCT Technologies (Canada) Inc., SCT Software & Resource Management Corporation and Systems & Computer Technology International B.V. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 14, 2003)
2.2	Amendment No. 1 to Purchase Agreement, dated as of March 5, 2003, by and among the Registrant, SCT Utility Systems, Inc., SCT, SCT Financial Corporation, SCT Property, Inc., SCT International Limited, SCT Technologies (Canada) Inc., SCT Software & Resource Management Corporation and Systems & Computer Technology International B.V. (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on March 6, 2003)
3.1	Registrant’s Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 (No. 333-33113) filed on August 7, 1997 (the “1997 Proxy Statement”))
3.2	Registrant’s Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K/A filed on June 30, 2003)
4.1	Registration Rights Agreement entered into among the Registrant, Warburg, Pincus Investors, L.P. (“Warburg”), Robert W. Felton, Richard W. MacAlmon, John W. Blend, III and John R. Oltman (incorporated by reference to Exhibit 4.1 to the 1997 Proxy Statement)
4.2	Nomination Agreement entered into among the Registrant, Warburg and Robert W. Felton (incorporated by reference to Exhibit 4.6 to the 1997 Proxy Statement)
4.3	Registration Rights Agreement for Shares, dated as of February 12, 2003, by and among the Company and each of the Purchasers of the Shares, as listed on the Schedule of Purchasers accompanying the Purchase Agreement (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on February 14, 2003)

Exhibit
Number		Description

4.4		Registration Rights Agreement for Conversion Shares, dated as of February 12, 2003, by and among the Registrant and each of the Purchasers of the Notes, as listed on the Schedule of Purchasers accompanying the Purchase Agreement (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on February 14, 2003)
4.5		Registration Rights Agreement dated as of February 6, 2004 by and among the Registrant and each of the Purchasers of the Shares, as listed on the Schedule of Purchasers accompanying the Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on February 10, 2004)
10	.1*	Indus International, Inc. 1997 Stock Plan (incorporated by reference to Exhibit 10.1 to the 1997 Proxy Statement)
10	.2*	Amendment No. 1 to the Indus International, Inc. 1997 Stock Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed with the Commission on July 5, 2001)
10	.3*	Amendment No. 2 to the Indus International, Inc. 1997 Stock Plan (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 filed with the Commission on July 5, 2001)
10	.4*	Amendment No. 3 to the Indus International, Inc. 1997 Stock Plan (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 filed with the Commission on July 5, 2001)
10	.5*	Indus International, Inc. 1997 Director Option Plan (incorporated by reference to Exhibit 10.3 to the 1997 Proxy Statement)
10	.6*	Amendment to the Indus International, Inc. 1997 Director Option Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002)
10	.7*	Amendment to the Indus International, Inc. 1997 Director Option Plan (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K/A filed on June 30, 2003)
10	.8*	Rules of the Indus International, Inc. Company Share Option Plan (the “UK Option Plan”) (incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001)
10	.9*	2003 Employee Stock Purchase Plan (incorporated by reference to Appendix A of the Registrant’s Proxy Statement filed on July 1, 2003)
10.10		Stock Purchase Warrant dated August 25, 1997 by and between the Registrant and Warburg Pincus Investors, L.P., as amended by that certain Amendment to Stock Purchase Warrant dated October 23, 2001 (incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001)
10.11		Stock Purchase Agreement dated January 13, 1999 by and between Robert W. Felton, Warburg Pincus Investors, L.P. and the Registrant (incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998)
10.12		Amended and Restated Lease Agreement for the Registrant’s Atlanta, Georgia corporate headquarters by and between Cousins Properties Incorporated and the Registrant dated August 1, 2000 (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000)
10.13		Office Lease Agreement for the Registrant’s San Francisco, California regional office by and between EOP — 60 Spear, L.L.C. and the Registrant dated March 3, 2000, as amended (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000)
10	.14*	Employment Agreement dated as of April 29, 2003 by and between the Registrant and Thomas R. Madison
10	.15*	Employment Agreement dated as of May 6, 2004 by and between the Registrant and Thomas W. Williams
10	.16*	Employment Agreement dated as of February 19, 2003 by and between the Registrant and John D. Gregg

Exhibit
Number		Description

10	.17*	Letter Agreement dated April 10, 2002 by and between the Registrant and Robert Felton (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002)
10	.18*	Employment Agreement dated September 16, 2002 by and between the Registrant and Gregory J. Dukat (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002)
10	.19*	Change of Control Severance Agreement dated September 16, 2002 by and between the Registrant and Gregory J. Dukat (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002)
10.20		Purchase Agreement, dated as of February 12, 2003, by and among the Company and each of the Purchasers listed on the Schedule of Purchasers accompanying the Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on February 14, 2003)
10.21		Purchase Agreement, dated as of February 6, 2004, by and among the Company and each of the Purchasers listed on the Schedule of Purchasers accompanying the Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 10, 2004)
10.22		Promissory Note dated September 4, 2003 by Indus Utility Systems, Inc. to New Small Research, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2003)
10.23		Loan Agreement dated September 4, 2003 by and between Indus Utility Systems, Inc. and New Small Research, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2003)
10.24		Recourse Carve-Out Guaranty dated September 4, 2003 by and between the Registrant and New Small Research, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2003)
21.1		Subsidiaries of Registrant
23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1		Power of Attorney, included on the signature page of this report
31.1		Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Statement of the Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Statement of the Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Designates management contract or compensatory plan or arrangement

      (b) Reports on Forms 8-K.

      On January 23, 2004, the Company filed a Current Report on Form 8-K pursuant to Item 5 (Other Events), announcing the signing of a definitive agreement with regard to the acquisition of Wishbone Systems for $6.65 million in cash.

      On January 28, 2004, the Company filed a Current Report of Form 8-K pursuant to Item 5 (Other Events) and Item 12 (Results of Operations and Financial Condition), announcing that Gregory J. Dukat had been promoted to Chief Executive Officer of the Company and appointed to the Company’s Board of Directors and announcing the Company’s financial results for the quarter ended December 31, 2003.

      On February 10, 2004, the Company filed a Current Report on Form 8-K pursuant to Item 5 (Other Events), announcing the closing of a financing transaction with third party institutional investors through the private placement of 5 million shares of the Company’s common stock at a price of $3.10 per share.

      On March 5, 2004, the Company filed a Current Report on Form 8-K pursuant to Item 5 (Other Events), announcing that Jeffrey A. Babka, the Company’s Executive Vice President Finance and Administration, Chief Financial Officer and Secretary, would leave the Company in April 2004 following the completion of the Company’s audited full-year financial results for the fiscal year ended March 31, 2004.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Indus International, Inc. has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

INDUS INTERNATIONAL, INC.

BY:	/s/ GREGORY J. DUKAT

GREGORY J. DUKAT
President and Chief Executive Officer

Date: June 14, 2004

      KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Thomas R. Madison, Jr. and Gregory J. Dukat, jointly and severally, his/her attorneys-in-fact, each with the power of substitution, for him/her in any and all capacities, to sign any amendments to this report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his/her substitute or substitutes may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ GREGORY J. DUKAT Gregory J. Dukat	President and Chief Executive Officer (Principal Executive Officer), Director	June 14, 2004

/s/ ROBERT W. GILBERT Robert W. Gilbert	Vice President of Finance (Acting and Performing as Principal Financial Officer)	June 14, 2004

/s/ RICHARD WEBER Richard Weber	Vice President and Controller (Acting and Performing as Principal Accounting Officer)	June 14, 2004

/s/ THOMAS R. MADISON, JR. Thomas R. Madison, Jr.	Chairman of the Board, Director	June 14, 2004

/s/ GAYLE A. CROWELL Gayle A. Crowell	Director	June 14, 2004

/s/ EDWARD GRZEDZINSKI Edward Grzedzinski	Director	June 14, 2004

/s/ WILLIAM H. JANEWAY William H. Janeway	Director	June 14, 2004

Signature	Title	Date

/s/ C. FREDERICK LANE C. Frederick Lane	Director	June 14, 2004

/s/ DOUGLAS S. MASSINGILL Douglas S. Massingill	Director	June 14, 2004

/s/ THOMAS E. TIMBIE Thomas E. Timbie	Director	June 14, 2004