Form 10-K/A
period 2004-03-31
INDUS INTERNATIONAL INC
filed 2004-07-29
CIK 1041333

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 0-22993

Indus International, Inc.

(Exact Name of Company as Specified in its Charter)

Delaware	94-3273443
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

3301 Windy Ridge Parkway

Atlanta, Georgia 30339
(Address, Including Zip Code, of
Principal Executive Offices)

Registrant’s Telephone Number, including Area Code: (770) 952-8444

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value
(Title of Class)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this form 10-K.     No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      The aggregate market value of the voting stock held by non-affiliates of the Company, based upon the closing sale price of $2.34 per share of the Common Stock on September 30, 2003, as reported on the Nasdaq National Market, was approximately $65,779,400. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      The number of shares outstanding of the registrant’s Common Stock, $.001 par value, was 57,211,492 at July 15, 2004.

EXPLANATORY NOTE

      On June 14, 2004, Indus International, Inc. filed with the Securities and Exchange Commission its Annual Report on Form 10-K for the year ended March 31, 2004. Because we have determined that we will not file our Proxy Statement prior to the July 29, 2004 deadline, we are providing the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K by amendment in accordance with General Instruction G(3) of Form 10-K. This Annual Report on Form 10-K/A amends Items 10, 11, 12, 13 and 14 of Part III of our Form 10-K filed on June 14, 2004 in order to include those disclosures required by Part III of Form 10-K.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

      The following table sets forth certain information for the persons who are members of the Board of Directors and who are executive officers of the Company.

Name	Age	Position

Gayle A. Crowell	53	Consultant, Information Technology Group of Warburg Pincus LLC
Gregory J. Dukat	43	President and Chief Executive Officer of the Company
John D. Gregg	55	Executive Vice President of Field Operations of the Company
Edward Grzedzinski	49	President and Chief Executive Officer of NOVA Information Systems
William H. Janeway	61	Vice Chairman of Warburg Pincus LLC
C. Frederick Lane	60	Partner of Dietz, Bearden, Lane & Associates LLC
Thomas R. Madison, Jr.	59	Chairman of the Board of Directors of the Company
Douglas S. Massingill	46	Independent Management Consultant
Frederick J. Schwab	65	Independent Management Consultant
Thomas E. Timbie	47	President of Timbie & Company, LLC
Thomas W. Williams	48	Executive Vice President and Chief Financial Officer of the Company

      Ms. Crowell has served as a director of the Company since October 19, 2000. Since July 2001, Ms. Crowell has been a full time consultant to Warburg Pincus LLC, focused on investments in enterprise software and services. Ms. Crowell served as president, chief executive officer and chairperson of the board of directors of RightPoint from 1998 until its acquisition by E.piphany in January 2000 and then served as the president of E.piphany.net and as a member of the E.piphany board before becoming a consultant to Warburg Pincus LLC. From 1994 to 1998, Ms. Crowell was Senior Vice President and General Manager of worldwide field operations for Mosaix, Inc. She serves as a director of several privately held companies.

      Mr. Dukat has served as a director and as Chief Executive Officer of the Company since February 2004. Mr. Dukat has also served as President of the Company since August 2003 and from August 2003 until his promotion in February 2004, he also served as Chief Operating Officer. Mr. Dukat joined the Company in September 2002 as Executive Vice President of Worldwide Operations to lead the Company’s global sales and marketing efforts and was promoted to President and Chief Operating Officer in August 2003 with responsibility for all sales, marketing, customer service, product strategy, and product development functions. From September 2001 to April 2002, Mr. Dukat was the chief executive officer of 180 Commerce, Inc., a startup reverse supply chain enterprise software company. From October 1989 to September 2001, he served in various positions at J.D. Edwards, an enterprise software provider, most recently as vice president and general manager.

      Mr. Gregg was promoted to Executive Vice President of Field Operations of the Company in February 2004. Prior to that promotion and since March 2003, Mr. Gregg served as President of the IUS division, when the Company acquired SCT Utility Systems, Inc. from Systems and Computer Technology Corporation (“SCT”). From November 1993 to March 2003, Mr. Gregg served in various positions with SCT Utility Systems, Inc., a wholly owned subsidiary of SCT, most recently as president from November 2000 until the acquisition by Indus. Mr. Gregg served as executive coordinator of Northside Baptist Church during a 10-month sabbatical in 1999.

      Mr. Grzedzinski has served as a director of the Company since February 1, 2002. He is the president and chief executive officer of NOVA Information Systems, which he co-founded in 1991. He also served as chairman of the board of directors of NOVA Information Systems from 1993 until July 2001, at which time NOVA Information Systems became a wholly-owned subsidiary of US Bancorp. Mr. Grzedzinski also serves as vice chairman of US Bancorp and serves as the chairman of the board of directors of EuroConex Technologies Ltd.

      Mr. Janeway has served as a director of the Company since August 25, 1997. From March 17, 1999 to December 19, 2001, Mr. Janeway served as Chairman of the Board of the Company. From 1994 to August 25, 1997, he served as a director of TSW International, Inc., one of the predecessor entities of the Company. Mr. Janeway is a vice chairman of Warburg Pincus LLC and has been employed by Warburg Pincus since 1988. Mr. Janeway serves on the Board of Directors as a nominee of Warburg, Pincus Investors LLC. Mr. Janeway also serves as a director of BEA Systems, Inc., Manugistics, Inc., ScanSoft, Inc. and several privately held companies.

      Mr. Lane has served as a director of the Company since July 29, 2003. Since 1999, Mr. Lane has served as an independent consultant in a variety of industries in the area of executive coaching and organizational development. He is currently a partner of Dietz, Bearden, Lane & Associates LLC, an international management consulting firm. From May 1996 to October 1998, Mr. Lane served as a consultant to the chief executive officer and senior staff of Lucent Technologies, Inc. and from October 1991 to May 1996, he served as Senior Vice President, Human Resources of a business division of AT&T. Mr. Lane also managed the regional service organization for AT&T, providing service and technical support to Fortune 50 companies in New York and New England from May 1989 to October 1991.

      Mr. Madison has served as Chairman of the Board of the Company since December 2001 and as a director of the Company since April 2001. He served as Chief Executive Officer of the Company from July 2002 until January 2004. From January 2001 until December 2001, Mr. Madison served as an independent management consultant. From May 1999 until January 2001, Mr. Madison served as president and chief executive officer of Talus Solutions, an implementer of products and services that optimize pricing strategies and practices based upon customer buying behaviors. From March 1994 until May 1999, Mr. Madison served as group president and corporate vice president of Computer Sciences Corp. Mr. Madison also serves as a director of several privately held companies.

      Mr. Massingill has served as a director of the Company since July 29, 2003. He is currently an independent management consultant, after having served as a venture partner of Armanda Ventures, L.P., a venture capital firm headquartered in Atlanta, Georgia, from September 2000 to February 2002. From June 1990 to April 2000, Mr. Massingill was employed with J.D. Edwards, with his most recent positions being president and chief executive officer and executive vice president and chief operating officer.

      Mr. Schwab has served as a director of the Company since June 15, 2004. He is currently an independent management consultant. Until March 2003, Mr. Schwab served as president and chief executive officer of Porsche Cars North America, Inc. Mr. Schwab joined Porsche Cars North America as executive vice president, finance and administration, in 1985. He was promoted to senior executive vice president in 1988 and named president and chief executive officer in March 1992. Mr. Schwab was formerly a partner with Touche Ross & Co. (now Deloitte & Touche LLP). In 1974, he joined Fruehauf Corporation as president of

Ackermann Fruehauf, a wholly owned subsidiary in Germany. In 1978, he became president of Fruehauf Europe, responsible for all Fruehauf European operations. In 1982, Mr. Schwab was named executive vice president of Fruehauf International in Detroit, responsible for all non-North American controlled subsidiaries. Mr. Schwab serves as a director and audit committee chairman of Boyd Gaming Corporation. He is also a director of the Hope Foundation and Michigan State University’s Eli Broad College of Business.

      Mr. Timbie has served as a director of the Company since April 1, 2002. He is the president of Timbie & Company, LLC, a financial consulting firm he founded in 2000. Formerly, he was interim vice president and chief financial officer of e-dr. Network, Inc, a business-to-business exchange in the optical device market from January 2000 to October 2000. From April 1996 to December 1999, Mr. Timbie was the vice president and chief financial officer of Xomed Surgical Products, Inc., a medical device company. Mr. Timbie also serves as a director and audit committee chairman of Wright Medical Group, Inc., Medical Staffing Network Holdings, Inc. and American Medical Systems Holdings, Inc. Warburg Pincus Investors, LP, one of our principal stockholders, is a significant stockholder of all of these companies.

      Mr. Williams has served as Executive Vice President and Chief Financial Officer of the Company since June 2004. Prior to joining the Company, Mr. Williams served as chief financial officer of Ceridian Corporation, a provider of logistics services to the chemical industry, from October 2002 to May 2004. From February 2000 to September 2002, Mr. Williams served as senior vice president, chief financial officer and treasurer of Manhattan Associates, Inc., a leading supplier of chain software. From February 1996 to February 2000, Mr. Williams served as group vice president, finance and administration for Sterling Commerce, a worldwide leader in provided e-business solutions for the Global 5000 companies. From December 1994 to January 1996, Mr. Williams served as division vice president, finance and administration for Sterling Software, one of the 20 largest independent software companies in the world.

Composition of the Board of Directors

      The Board of Directors has affirmatively determined by resolution that Gayle A. Crowell, Edward Grzedzinski, William H. Janeway, C. Frederick Lane, Douglas S. Massingill, Frederick J. Schwab and Thomas E. Timbie are independent directors as required by the recently amended Nasdaq rules. The Board has also affirmatively determined by resolution that Mr. Timbie is an “audit committee financial expert” as that term is defined in the applicable regulations. In addition, the Board has affirmatively determined by resolution that it encourages all directors to attend each annual meeting of stockholders, particularly those directors who are up for election at any such meeting.

Committees of the Board of Directors

      The Board of Directors has three committees, an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

      The Audit Committee of the Board of Directors currently consists of Douglas S. Massingill, Frederick J. Schwab and Thomas E. Timbie. Mr. Timbie acts as chairman of the committee. On July 29, 2003, Mr. Massingill was elected to the Board by the stockholders and appointed to the Audit Committee in place of Thomas S. Robertson, whose term as a director ended on July 29, 2003. On June 15, 2004, Gayle A. Crowell stepped down from the Audit Committee, and Mr. Schwab was appointed to the Audit Committee in her place. All Audit Committee members are “independent” as defined in the applicable listing standards of the NASD. As further required by such rules, each of the committee members is financially literate and has financial management expertise. Mr. Timbie serves as the “audit committee financial expert” as that term is defined in the applicable regulations.

      The Audit Committee approves engagement of the Company’s independent auditors and is primarily responsible for approving the services performed by the Company’s independent auditors and for reviewing and evaluating the Company’s accounting principles and its system of internal accounting controls. The Board of Directors adopted an amended and restated Charter for the Audit Committee of the Board of Directors on May 6, 2004. The Audit Committee Charter can be found on our website at www.indus.com/about/governance.

      The Compensation Committee of the Board of Directors currently consists of William H. Janeway, Edward Grzedzinski and C. Frederick Lane. Mr. Janeway acts as chairman of the committee. The Compensation Committee establishes the Company’s executive compensation policy, determines the salary and bonuses of the Company’s executive officers and recommends to the Board of Directors stock option grants for executive officers. Further information regarding the duties of the Compensation Committee is contained in the Compensation Committee Charter, which can be found on our website at www.indus.com/about/governance.

      The Nominating and Corporate Governance Committee of the Board of Directors currently consists of Gayle A. Crowell, Douglas S. Massingill and Thomas E. Timbie, all of whom are independent as defined in the applicable listing standards of the NASD. Mr. Massingill acts as chairman of the committee. The Nominating and Corporate Governance Committee identifies individuals qualified to serve on the Board of Directors and recommends that the Board select a slate of director nominees for election by the stockholders of the Company at the annual meeting of the stockholders of the Company. In identifying these individuals, the nominating committee considers such factors as independence and no conflict of interest that would interfere with performance as a director, character and integrity, financial literacy, level of education and business experience, sufficient time to devote to Board matters and a commitment to represent the long-term interests of our stockholders. The committee also seeks to ensure that the composition of the Board at all times adheres to the independence requirements of the Nasdaq National Market and reflects a variety of complementary experiences and backgrounds, particularly in the areas of management and leadership, sufficient to provide sound and prudent guidance with respect to the operations and interests of the Company. The Nominating and Corporate Governance Committee also considers nominees recommended by stockholders and the manner in which the committee evaluates a potential nominee does not differ based on which of the different sources indicated above recommended the candidate. In addition, the Nominating and Corporate Governance Committee is responsible for developing and recommending to the Board of Directors a set of corporate governance policies and principles to be applicable to the Company. The Nominating and Corporate Governance Committee also evaluates such policies and guidelines periodically and suggests amendments to them, if appropriate. Further information regarding the duties of the Nominating and Corporate Governance Committee is contained in the Nominating and Corporate Governance Committee Charter, which can be found on our website at www.indus.com/about/governance.

Meetings

      The Board of Directors of the Company held a total of twelve meetings during the fiscal year ended March 31, 2004. During this time, each of the directors attended at least 75% of all meetings of the full Board of Directors and of the committees on which he or she served during the fiscal year, except that Edward Grzedzinski and Joseph P. Landy attended fewer than 75% of the meetings of the Board during the period that each served as a director.

      To carry out its responsibilities, the Audit Committee held ten meetings and the Compensation Committee held six meetings during the fiscal year ended March 31, 2004, respectively. The Nominating and Corporate Governance Committee was created by the Board of Directors on May 6, 2004 and as such held no meetings during the fiscal year ended March 31, 2004.

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

      Based solely on its review of copies of the forms furnished to the Company and written representations from the executive officers, directors and 10% stockholders, the Company believes that delinquent filings were made by the following individuals for the following transactions: (i) Form 4s for Messrs. Dukat, Babka, and Gregg, and Adam Battani and Arthur Beckman related to option grants made on October 24, 2003 were filed late on January 30, 2004 and, in the case of Mr. Beckman on February 2, 2004; (ii) a Form 4 for Mr. Babka related to options granted on April 28, 2003 was filed one day late on May 1, 2003; and (iii) a Form 4 for Mr. Gregg related to options granted on March 6, 2003 was filed late on March 12, 2003. Other than the filings indicated, to the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended March 31, 2004, all officers, directors and 10% stockholders complied with all Section 16(a) filing requirements.

Code of Ethics

      We have adopted a Code of Conduct and Ethics that applies to all of our directors, officers and employees. A copy of our Code of Conduct and Ethics is available publicly on our website at www.indus.com/about/governance. If we make any substantive amendment to the Code, or grant any waiver, including any implicit waiver, from a provision of the Code, that applies to our chief executive officer, chief financial officer or chief accounting officer, we will disclose the nature of the amendment or waiver on that website. We may elect to also disclose the amendment or waiver in a report on Form 8-K filed with the SEC.

Item 11.	Executive Compensation.

Summary Compensation Table

						Long-Term
						Compensation
						Awards
		Annual Compensation
						Securities
					Other Annual	Underlying	All Other
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Compensation ($)	Options	Compensation ($)

Thomas R. Madison, Jr.(1)	2004	$375,000	—		—	—	—
Chairman of the Board	Transition Period(2)	100,000	—		—	—	—
and Former Chief	2002	325,000	—		—	896,000	—
Executive Officer	2001	8,653	—		—	50,000	—
Gregory J. Dukat(3)	2004	268,958	$40,000	(4)	—	425,000	—
President and Chief	Transition Period(2)	62,500	—		$85	—	—
Executive Officer	2002	72,928	—		—	450,000	—
Jeffrey A. Babka(5)	2004	250,000	30,000	(4)	—	225,000	—
Former Executive Vice	Transition Period(2)	62,500	—		—	—	—
President Finance and	2002	176,042	59,065		—	450,000	—
Administration, Chief
Financial Officer
and Secretary
John D. Gregg(6)	2004	212,000	23,000	(4)	—	100,000	—
Executive Vice President	Transition Period(2)	15,023	—		—	150,000	—
of Field Operations

(1)	Mr. Madison received an option grant on April 24, 2001 to purchase 50,000 shares of the Company’s Common Stock as an independent director under the 1997 Director Option Plan prior to becoming the Company’s Chairman of the Board on December 19, 2001. Mr. Madison stepped down as Chief Executive Officer effective February 1, 2004 and continues to serve as an employee in his role as Chairman of the Board.

(2)	On March 28, 2003, the Company changed its fiscal year end from December 31 to March 31. The “Transition Period” includes compensation information for the three-month transition period from January 1, 2003 to March 31, 2003.

(3)	Mr. Dukat became the Executive Vice President of Worldwide Operations of the Company effective September 2002. Mr. Dukat became the President and Chief Operating Officer of the Company in August 2003 and then President and Chief Executive Officer of the Company effective February 1, 2004.

(4)	Each of Messrs. Dukat, Babka and Gregg were awarded a bonus payment in recognition of the Company’s performance for the fourth quarter of fiscal 2004. These bonus payments will be paid on or about October 1, 2004.

(5)	Mr. Babka became the Executive Vice President Finance and Administration, Chief Financial Officer and Secretary of the Company effective April 2002. Mr. Babka resigned from these positions effective May 6, 2004.

(6)	Mr. Gregg became the President, Utilities Business Unit on March 5, 2003 and was promoted to Executive Vice President of Field Operations in February 2004.

Option Grants in Last Fiscal Year

      The following table sets forth information regarding each grant of options to purchase Common Stock of the Company made to a Named Executive Officer during the fiscal year ended March 31, 2004. Options were granted under the Company’s 1997 Stock Option Plan. All options were granted at an exercise price equal to the fair market value of the Company’s Common Stock on the date of grant. Options may terminate before their expiration upon the death, permanent disability or termination of status as an employee or consultant of a particular Named Executive Officer.

	Individual Grants				Potential Realizable Value
					at Assumed Annual Rates
	Number of	Percent of			of Stock Price
	Securities	Total Options	Exercise		Appreciation for Option
	Underlying	Granted to	Price per		Term ($)(1)
	Options	Employees in	Share	Expiration
Name	Granted	Fiscal Year	($)	Date	5%	10%

Thomas R. Madison, Jr.	—	—	—	—	—	—
Jeffrey A. Babka	100,000	2.4%	$1.70	4/27/13	$106,912	$270,936
	125,000	3.0	2.44	10/23/13	191,813	486,091
Gregory J. Dukat	125,000	3.0	2.44	10/23/13	191,813	486,091
	300,000	7.2	3.90	1/26/14	735,807	1,834,679
John D. Gregg	100,000	2.4	2.44	10/23/13	153,450	388,873

(1)	Potential gains are net of exercise price, but before taxes associated with exercise. Potential realizable value is based on the assumption that the Common Stock of the Company appreciates at the annual rate shown (compounded annually) from the date of grant until the expiration of the option term. These values are calculated based on Securities and Exchange Commission requirements and do not reflect the Company’s estimate of future stock price growth. Actual gains, if any, on stock option exercises are dependent on the future performance of the Company’s Common Stock and overall market conditions.

Aggregate Option Exercises in Last Fiscal Year and Year-End Values

      The following table sets forth information concerning the shares of Common Stock acquired and the value realized upon the exercise of stock options during the fiscal year ended March 31, 2004, the number of shares of Common Stock underlying exercisable and unexercisable options held by each of the Named Executive Officers as of March 31, 2004 and the values of unexercised “in-the-money” options as of that date.

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money Options at
	Shares	Value	Options at March 31, 2004		Fiscal Year-End ($)(1)
	Acquired on	Realized
Name	Exercise	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Thomas R. Madison, Jr	—	—	360,498	585,502	$223,875	$449,989
Jeffrey A. Babka	—	—	200,000	475,000	49,750	383,248
Gregory J. Dukat	—	—	112,500	762,500	210,375	564,349
John D. Gregg	—	—	37,500	212,500	61,125	237,866

(1)	Determined by taking the difference between the closing price of the Company’s Common Stock on March 31, 2004 of $3.37 per share less the exercise price of the option granted, multiplied by the number of shares subject to the option. If the exercise price of the option exceeds the closing price, the value of the option is not in-the-money and the value is deemed to be zero.

Compensation of Directors

      During the fiscal year ended March 31, 2004, each of our independent directors (as defined under NASD Rule 4200(a)(14)), other than Mr. Janeway, received annual cash fees in the amount of $10,000 for services provided in that capacity. In addition, all independent directors were reimbursed for out-of-pocket expenses they incurred in connection with their attendance at meetings. Additional annual cash compensation is paid to independent directors, other than Mr. Janeway, that serve on committees, as follows: the chairperson of the Audit Committee receives an additional $10,000; the chairperson of the Compensation Committee receives an additional $5,000; all other members of the Audit Committee receive an additional $2,000; and all other members of the Compensation Committee receive an additional $1,000. All cash compensation is paid in quarterly installments and is contingent on continued service on the Board or the applicable committee. During the fiscal year ended March 31, 2004, neither non-independent directors nor Mr. Janeway received cash fees for services provided in their capacity as a director but were reimbursed for out-of-pocket expenses incurred in connection with attendance at meetings.

      Under the Company’s 1997 Director Option Plan (the “Director Option Plan”), the Company has reserved 700,000 shares of Common Stock for issuance to the directors of the Company pursuant to non-qualified stock options. As of March 31, 2004, options to purchase an aggregate of 495,000 shares were outstanding under the Director Option Plan at a weighted average exercise price of $4.31 per share, of which options to purchase 180,000 shares were fully vested and immediately exercisable; 0 options had been exercised pursuant to the Plan; and 205,000 shares remained available for future grant.

      During the fiscal year ended March 31, 2004, pursuant to the Director Option Plan, each director who was not an employee of the Company was automatically granted a non-qualified option to purchase 50,000 shares of Common Stock on the date such person becomes a director. Thereafter, each such person was automatically granted an option to acquire 17,500 shares of the Company’s Common Stock upon such outside director’s re-election at each annual meeting of stockholders, provided that on such date such person had served on the Board of Directors for at least six months. All options granted under the Director Option Plan become exercisable as to 25% of the shares subject to such option on each anniversary of its date of grant. In addition, during the fiscal year ended March 31, 2004, each director appointed to serve as a chairperson of either the Audit Committee or the Compensation Committee was automatically granted a non-qualified option to purchase 5,000 shares of Common Stock of the Company on the date of such appointment and a non-qualified option to purchase an additional 5,000 shares of Common Stock of the Company at each annual meeting of stockholders should he or she continue to serve in such capacity, provided that on such date such person had served as a committee chairperson for at least six months. Options granted to the chairpersons of the Audit and Compensation Committees become exercisable as to 100% of the shares subject to such option on the first anniversary of the date of the grant.

      As of May 6, 2004, the Board of Directors approved certain changes to the compensation of the Company’s directors, effective for the fiscal year ended March 31, 2005. Specifically, beginning with the fiscal year ended March 31, 2005, the chairperson of the Nominating and Corporate Governance Committee will receive $5,000 in additional annual cash compensation and an automatic grant of a non-qualified option to purchase 5,000 shares of Common Stock of the Company on the date of such appointment and a non-qualified option to purchase an additional 5,000 shares of Common Stock of the Company at each annual meeting of stockholders should he or she continue to serve in such capacity, provided that on such date such person shall have served as a committee chairperson for at least six months. In addition, beginning with the fiscal year ended March 31, 2005, all other members of the Nominating and Corporate Governance Committee will receive an additional $1,000 in annual cash compensation. Lastly, the Board of Directors approved an increase in the number of options to be granted to directors who are not employees of the Company under the Director

Option Plan upon such outside director’s re-election at each annual meeting of stockholders from 17,500 shares to 25,000 shares of the Company’s Common Stock.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

      Thomas R. Madison, Jr. The Company has entered into an employment agreement with Thomas R. Madison, Jr., its Chairman of the Board and former Chief Executive Officer, dated April 29, 2003. The agreement provides for “at-will” employment. Under the employment agreement, Mr. Madison is to receive an annual base salary of $400,000 and a discretionary bonus of up to one hundred percent of his base salary, payable, if at all, at the discretion of the Compensation Committee or the Board of Directors. Mr. Madison’s annual base salary was reduced to $250,000 when he stepped down as Chief Executive Officer of the Company in February 2004.

      If Mr. Madison’s employment is terminated without “cause” or it is terminated by Mr. Madison for “good reason” (as those terms are defined in the employment agreement), Mr. Madison will receive his base salary payable over 12 months, a bonus payment equal to one year of his base salary payable in a lump sum, full COBRA benefits for 18 months, and his options (to the extent vested) shall be exercisable for 15 months. If the employment agreement terminates due to Mr. Madison’s death or disability, Mr. Madison or his beneficiary will receive one year of his base salary payable over 12 months, a bonus payment equal to his base salary payable in a lump sum, with respect to disability, full COBRA benefits for 12 months, and his options (to the extent vested) shall be exercisable for 15 months.

      In addition, Mr. Madison’s employment agreement contains provisions related to a change in control (as defined in the agreement) of the Company. Upon the earlier of six months following a change of control, or termination of his employment without cause or by Mr. Madison for good reason following the change of control, Mr. Madison’s options shall fully vest and become exercisable and may be exercised for 15 months. In the event that Mr. Madison’s employment is terminated without cause or by Mr. Madison for good reason following a change of control, or he terminates his employment with or without cause after six months following the change of control, he shall receive his base salary payable in a lump sum, a bonus payment equal to his base salary payable in a lump sum, full COBRA benefits for 18 months, and his options (to the extent vested) shall be exercisable for 15 months.

      Gregory J. Dukat. The Company has entered into an employment agreement with Gregory J. Dukat, its President and Chief Executive Officer and former Executive Vice President of Worldwide Operations, dated September 16, 2002. The agreement provides for “at-will” employment. Under this employment agreement, Mr. Dukat is to receive an annual base salary of $250,000 and a discretionary bonus of up to one hundred percent of his base salary, payable, if at all, at the discretion of the Company’s Compensation Committee or the Board of Directors. The agreement also provides for an initial option to purchase 450,000 shares of the Company’s Common Stock. Mr. Dukat’s annual base salary was increased to $400,000 when he was promoted to Chief Executive Officer of the Company in February 2004.

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

      Thomas W. Williams. The Company has entered into an employment agreement with Thomas W. Williams, its Executive Vice President and Chief Financial Officer, dated May 6, 2004. The agreement provides for “at-will” employment. Under this employment agreement, Mr. Williams is to receive an annual base salary of $248,000 and a discretionary bonus of up to one hundred percent of his base salary, payable, if at all, at the discretion of the Company’s Compensation Committee or the Board of Directors. The agreement also provides for an option to purchase 250,000 shares of the Company’s Common Stock. In addition, the agreement provides Mr. Williams with a signing bonus of $40,000.

      If Mr. Williams’ employment is terminated without “cause” or it is terminated by Mr. Williams for “good reason” (as those terms are defined in the employment agreement), Mr. Williams will receive one year of his base salary, full COBRA benefits for 18 months, and his options (to the extent vested) shall be exercisable for 15 months. If the employment agreement terminates due to Mr. Williams’ death or disability, Mr. Williams or his beneficiary will receive one year of his base salary payable over 12 months and with respect to disability, full COBRA benefits for 12 months.

      In addition, Mr. Williams’ employment agreement contains provisions related to a change in control (as defined in the agreement) of the Company. Upon the earlier of six months following a change of control, or termination of his employment without cause or by Mr. Williams for good reason following the change of control, Mr. Williams’ options shall fully vest and become exercisable and may be exercised for 15 months. In the event that Mr. Williams’ employment is terminated without cause or by Mr. Williams for good reason following a change of control, or he terminates his employment with or without cause after six months following the change of control, he shall receive his base salary payable in a lump sum, full COBRA benefits for 18 months, and his options (to the extent vested) shall be exercisable for 15 months.

      John D. Gregg. The Company has entered into an employment agreement with John D. Gregg, its Executive Vice President of Field Operations and former President, Utilities Business Unit, dated February 19, 2003. The agreement provides for “at-will” employment. Under this employment agreement, Mr. Gregg is to receive an annual base salary of $212,000 and a discretionary bonus of up to fifty percent of his base salary, payable if at all, at the discretion of the Company’s Compensation Committee or the Board of Directors. The agreement also provides for an initial option to purchase 150,000 shares of the Company’s Common Stock. Mr. Gregg’s annual base salary was increased to $233,000, effective April 1, 2004. If Mr. Gregg’s employment is terminated without “cause” (as that term is defined in the employment agreement), Mr. Gregg will receive nine months of his base salary.

Compensation Committee Interlocks and Insider Participation

      During the fiscal year ended March 31, 2004, the Company’s Compensation Committee consisted of William H. Janeway and Edward Grzedzinski for the entire year and William H. Janeway, Edward Grzedzinski and C. Frederick Lane since July 30, 2003. No interlocking relationship existed during the fiscal year ended March 31, 2004 nor presently exists between any member of the Company’s Compensation Committee and any member of the compensation committee of any other company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

      The table below sets forth, as of July 15, 2004, certain information with respect to the beneficial ownership of the Company’s Common Stock by (i) each person known by the Company to own beneficially more than five percent (5%) of the outstanding shares of Common Stock; (ii) each Named Executive Officer; (iii) each director of the Company; and (iv) all current directors and executive officers as a group.

	Shares	Approximate
	Beneficially	Percentage of
Name and Address	Owned(1)	Ownership(1)

Warburg, Pincus Investors, L.P.(2)(3)	17,809,469	31.13
William H. Janeway(2)(4)	17,877,594	31.21
Columbia Wanger Asset Management, L.P.(5)	6,340,000	11.08
Columbia Acorn Trust(5)	5,000,000	8.74
S Squared Technology Corp.(6)	3,058,500	5.35
Thomas R. Madison, Jr.(7)	557,952	1.00
Gayle A. Crowell(8)	133,125	*

	Shares	Approximate
	Beneficially	Percentage of
Name and Address	Owned(1)	Ownership(1)

Gregory J. Dukat(8)	112,500	*
John D. Gregg(8)	37,500	*
Edward Grzedzinski(7)	43,125	*
C. Frederick Lane(8)	12,500	*
Douglas S. Massingill(8)	12,500	*
Frederick J. Schwab(8)	—	*
Thomas E. Timbie(8)	43,125	*
Thomas W. Williams(8)	—	*
All current directors and executive officers as a group (11 persons)	18,829,921	32.38

*	Less than 1%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission that deems shares to be beneficially owned by any person who has or shares voting power or investment power with respect to such shares. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of the Company’s Common Stock that will be issuable to the identified person or entity pursuant to stock options or warrants that are either immediately exercisable or exercisable within sixty days of July 15, 2004 are deemed to be outstanding and to be beneficially owned by the person holding such options or warrants for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Represents shares held by Warburg, Pincus Investors, L.P. (“WPI”). Warburg Pincus & Co. (“WP”) is the sole General Partner of WPI. Warburg Pincus LLC (“WP LLC”) manages WPI. The members of WP LLC are substantially the same as the partners of WP. William H. Janeway, a director of Indus International, Inc., is a vice chairman and member of WP LLC and a general partner of WP. Mr. Janeway may be deemed to have an indirect pecuniary interest (within the meaning of Rule 16a-1 under the Securities Exchange Act of 1934, as amended) in an indeterminate portion of the shares beneficially owned by WPI. All shares indicated as owned by Mr. Janeway are included because of his affiliation with WP, WPI and WP LLC. Mr. Janeway disclaims beneficial ownership, for purposes of Section 16 of the Exchange Act or otherwise, of all such shares owned by WP, WPI and WP LLC. His address is c/o Warburg Pincus LLC, 466 Lexington Avenue, New York, New York 10017.

(3)	Robert W. Felton, the Company and WPI entered into a Stock Purchase Agreement dated January 13, 1999 (the “Felton Purchase Agreement”). Under the Felton Purchase Agreement, WPI purchased 5,000,000 shares of the Company’s Common Stock from Mr. Felton and WPI agreed that with respect to any proposal presented to the Company’s stockholders it will exercise its voting right with respect to any shares of capital stock of the Company owned by it such that the votes of WPI and its affiliates are limited to 50% or less of the votes eligible to be cast on such proposal, except that WPI may vote its shares of capital stock in excess of such 50% vote in the same proportions as the other stockholders of the Company vote their shares of capital stock entitled to vote on such proposal.

(4)	Includes 68,125 shares for Mr. Janeway that are subject to options exercisable within 60 days of July 15, 2004, which were granted to Mr. Janeway in his capacity as a director.

(5)	Represents shares reported on Schedule 13G for the period ended December 31, 2003 and Form 13F for the period ended March 31, 2004, of which Columbia Wanger Asset Management, L.P and WAM Acquisition GP, Inc., its general partner, have shared voting and investment power. Of these 6,340,000 shares beneficially owned by WAM, Columbia Acorn Trust has shared voting and investment power over 5,000,000 shares. The address of WAM is 227 West Monroe Street, Suite 3000, Chicago, Illinois 60606.

(6)	Represents shares reported on Schedule 13G for the period ended December 31, 2003 and Form 13F for the period ended March 31, 2004. S Squared Technology Corp. has sole voting and dispositive power over these shares. The address of S Squared Technology Corp. is 515 Madison Avenue, New York, NY 10022.

(7)	For Mr. Madison, includes 485,498 shares subject to options exercisable within 60 days of July 15, 2004. For Mr. Grzedzinski, includes 33,125 shares subject to options exercisable within 60 days of July 15, 2004.

(8)	Represents shares subject to options exercisable within 60 days of July 15, 2004.

Item 13.	Certain Relationships and Related Transactions.

      None.

Item 14.	Principal Accountant Fees and Services.

      Ernst & Young has served as the Company’s independent auditors since the formation of the Company in 1997 and has been selected to serve in that capacity for the fiscal year ended March 31, 2005. The aggregate fees billed to the Company for professional accounting services, including the audit of the Company’s annual financial statements by Ernst & Young LLP for the fiscal year ended March 31, 2004, the transition period from January 1, 2003 to March 31, 2003 and the fiscal year ended December 31, 2002, respectively, are set forth in the table below.

		Transition
	2004	Period	2002

Audit Fees	$415,000	$353,000	$433,000
Audit-Related Fees	26,000	312,000	20,000
Tax Fees	569,000	165,000	843,000
All Other Fees	0	0	20,000

Total	$1,010,000	$830,000	$1,316,000

      For purposes of the preceding table, the professional fees are classified as follows:

•	Audit Fees — These are fees for professional services for the audit of the Company’s financial statements and the required review of the Company’s financial statements included in the Form 10-Q filings, subsidiary audits, equity investment audits and other procedures to be performed by the independent auditors to be able to form an opinion on the Company’s consolidated financial statements.

•	Audit-Related Fees — These are fees for assurance and related services that traditionally are performed by independent auditors, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, statutory subsidiary or equity investment audits incremental to the audit of the consolidated financial statements and general assistance with the implementation of Section 404 of the Sarbanes-Oxley Act of 2002 and other SEC rules promulgated pursuant to the Act.

•	Tax Fees — These are fees for all professional services performed by professional staff in our independent auditors’ tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state, and local tax issues related to due diligence.

•	All Other Fees — These are fees for other permissible work performed that do not meet the above-described categories, including assistance with internal audit plans and risk assessments.

Audit Committee Review

      Our audit and compliance committee has reviewed the services rendered and the fees billed by Ernst & Young for the fiscal year ended March 31, 2004. The Audit Committee has determined that the services rendered and the fees billed last year that were not related to the audit of our financial statements are compatible with the independence of Ernst & Young LLP as the Company’s auditors.

      The Audit Committee pre-approves all audit and non-audit services performed by the Company’s independent auditors and all related fees to assure that the provision of such services does not impair the auditor’s independence. Under the Audit Committee policy, the independent auditors are prohibited from performing any non-audit services in contravention of SEC rules. The Audit Committee may delegate its pre-approval authority to one or more of its members, but not to management. The Audit Committee chairperson, who is an independent director of the Board of Directors, has the authority to grant pre-approvals for services to be performed by our independent auditors for amounts up to $25,000 per engagement. The chairperson shall report any pre-approval decisions to the full Audit Committee at its next scheduled meeting. In the event that an engagement is anticipated to cost more than $25,000, approval of the Audit Committee by email is an appropriate authorization, with ratification at the next scheduled Audit Committee meeting. For the fiscal year ended March 31, 2004, the Audit Committee approved the Company’s fee arrangement with Ernst & Young LLP prior to the start of the annual audit. All of the fees paid to Ernst & Young LLP for the services described above under “Audit-Related Fees,” “Tax Fees” and “All Other Fees” were pre-approved for the fiscal year ended March 31, 2004 and for the transition period ended March 31, 2003.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a)3. Exhibits

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 29, 2004.

INDUS INTERNATIONAL, INC.

By:	/s/ GREGORY J. DUKAT

Name: Gregory J. Dukat
Its: President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ GREGORY J. DUKAT Gregory J. Dukat	President and Chief Executive Officer (Principal Executive Officer), Director	July 29, 2004

/s/ THOMAS W. WILLIAMS Thomas W. Williams	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	July 29, 2004

* Thomas R. Madison, Jr.	Chairman of the Board, Director	July 29, 2004

* Gayle A. Crowell	Director	July 29, 2004

* Edward Grzedzinski	Director	July 29, 2004

* William H. Janeway	Director	July 29, 2004

* C. Frederick Lane	Director	July 29, 2004

* Douglas S. Massingill	Director	July 29, 2004

Frederick J. Schwab	Director	July 29, 2004

* Thomas E. Timbie	Director	July 29, 2004

/s/ GREGORY J. DUKAT Gregory J. Dukat, as attorney-in fact