Form 10-Q
period 2004-06-30
INDUS INTERNATIONAL INC
filed 2004-08-06
CIK 1041333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐

As of August 4, 2004, the Registrant had outstanding 57,243,992 shares of Common Stock, $.001 par value.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDUS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2004	March 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,560	$31,081
Restricted cash, current	1,268	70
Billed accounts receivable, net of allowance for doubtful accounts of $656 at June 30, 2004 and $912 at March 31, 2004	17,689	21,201
Unbilled accounts receivable	10,018	9,074
Income tax receivable	484	964
Other current assets	4,787	3,069

Total current assets	57,806	65,459
Property and equipment, net	31,477	32,919
Capitalized software, net	5,954	7,689
Goodwill	7,399	6,956
Acquired intangible assets, net	12,042	12,562
Restricted cash, non-current	5,492	5,492
Other assets	640	596

Total assets	$120,810	$131,673

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	767	767
Accounts payable	5,914	6,806
Accrued liabilities	19,351	17,624
Current portion of obligations under capital leases	42	47
Deferred revenue	31,282	38,257

Total current liabilities	57,356	63,501
Income tax payable	3,683	4,389
Note payable, net of current portion	10,104	10,299
Other liabilities	12,646	6,608
Stockholders’ equity:
Common stock	58	57
Additional paid-in capital	164,657	164,431
Treasury stock	(4,681)	(4,681)
Deferred compensation	(9)	(50)
Accumulated deficit	(123,910)	(113,981)
Accumulated other comprehensive income	906	1,100

Total stockholders’ equity	37,021	46,876

Total liabilities and stockholders’ equity	$120,810	$131,673

See accompanying notes.

INDUS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	June 30,
	2004	2003
Revenue:
Software licence fees	$9,433	$8,816
Services:
Support, outsourcing and hosting	14,794	15,024
Consulting, training and other	14,325	14,385

Total services	29,119	29,409

Total revenue	38,552	38,225

Cost of revenue:
Software licence fees	2,069	229
Services:
Support, outsourcing and hosting	5,002	5,658
Consulting, training and other	10,587	12,204

Total services	15,589	17,862

Total cost of revenue	17,658	18,091

Gross margin	20,894	20,134

Operating expenses:
Research and development	8,719	10,544
Sales and marketing	8,032	8,360
General and administrative	3,594	5,449
Restructuring expenses	10,458	12

Total operating expenses	30,803	24,365

Loss from operations	(9,909)	(4,231)
Interest and other income (expense)	83	(482)

Loss before income taxes	(9,826)	(4,713)
Provision for income taxes	103	211

Net loss	$(9,929)	$(4,924)

Net loss per share:
Basic	$(0.17)	$(0.12)

Diluted	$(0.17)	$(0.12)

Shares used in computing per share data:
Basic	57,063	42,079
Diluted	57,063	42,079

See accompanying notes.

INDUS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(9,929)	$(4,924)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,353	2,838
Changes in operating assets and liabilities:
Billed accounts receivable	3,341	5,910
Unbilled accounts receivable	(969)	2,611
Other current assets	(1,737)	(234)
Other accrued liabilities	7,875	(2,193)
Deferred revenue	(6,815)	(12,604)
Other operating assets and liabilities	(1,092)	3,350

Net cash used in operating activities	(4,973)	(5,246)

Cash flows from investing activities:
Purchase of marketable securities	—	(1,150)
Sale of marketable securities	—	1,299
Increase in restricted cash	(1,198)	(723)
Acquisition of business	(443)	3,255
Capitalized software	(3)	(1,256)
Acquisition of property and equipment	(668)	(508)

Net cash (used in) provided by investing activities	(2,312)	917

Cash flows from financing activities:
Payments of note payable and capital leases	(200)	(66)
Proceeds from issuance of common stock	226	6

Net cash provided by (used in) financing activities	26	(60)

Effect of exchange rate differences on cash	(262)	1,177
Net decrease in cash and cash equivalents	(7,521)	(3,212)
Cash and cash equivalents at beginning of period	31,081	32,667

Cash and cash equivalents at end of period	$23,560	$29,455

See accompanying notes.

INDUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial information has been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s (“SEC”) rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position at June 30, 2004 and results of operations and cash flows for all periods presented have been made. The condensed, consolidated balance sheet at March 31, 2004 has been derived from the audited consolidated financial statements at that date. Certain prior period amounts have been reclassified to conform to current period classifications.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended March 31, 2004 that are included in the Company’s 2004 Annual Report on Form 10-K as filed with the SEC. The consolidated results of operations for the three months ended June 30, 2004 are not necessarily indicative of the results to be expected for any subsequent quarter or period, or for the entire fiscal year ending March 31, 2005.

2. Restructuring Expenses

The Company recorded restructuring costs of $10.5 million and $12,000 for the three months ended June 30, 2004 and 2003, respectively.

In the three months ended June 30, 2004, the Company recorded restructuring charges of $10.5 million for adjustments to the existing accounting accruals from prior restructurings and for new restructuring charges related to office and business consolidations and employee severance. An adjustment to the Company’s expected sublease income for two remaining unoccupied floors in San Francisco from the restructuring initiative in 2000, as revised in 2002 and 2003, comprised $1.4 million of this expense. Due to the continuing surplus of office space capacity in the San Francisco market and the relatively short time period remaining on the lease compared with potential tenant requirements, the Company determined that there would be no future sublease income and recorded restructuring charges to fully accrue for the remaining lease obligation for these two floors. Further consolidation of office space in San Francisco and Atlanta resulted in $7.8 million in new restructuring charges for the quarter. This consolidation includes vacating three floors in Atlanta and one additional floor in San Francisco. The remaining $1.3 million in restructuring expense is associated with the elimination of approximately 70 positions, including the transfer of certain functions to the company-owned office buildings in Columbia, South Carolina and the outsourcing of some development functions to India. These restructuring charges have been recorded in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No. 112, “Employer’s Accounting for Postemployment Benefits.”

Between January 1, 2000 and March 31, 2004, the Company recorded restructuring charges totaling $22.7 million. Restructuring costs of $2.1 million and $10.2 million were recorded for fiscal years 2000 and 2001 in connection with the relocation of the Company’s headquarters and certain administrative functions to Atlanta, Georgia, severance payments related to the elimination of 56 global positions, and charges representing the estimated excess lease costs associated with subleasing redundant San Francisco office space. In fiscal year 2002, the Company recorded restructuring costs of approximately $8.2 million, of which $3.4 million related to the suspension of the United Kingdom Ministry of Defense (“MoD”) project and the Company’s subsequent demobilization and reduction in workforce and required support office facilities and $4.8 million related to changes in the Company’s estimates of excess lease costs associated with subleasing redundant office space in San Francisco, Dallas and Pittsburgh. In the three-month period ended March 31, 2003, the Company recorded restructuring expenses of $2.2 million related to further space consolidation in the Company’s San Francisco office.

The restructuring accruals remaining as of June 30, 2004 are included in the Condensed Consolidated Financial Statements in “Accrued liabilities” for amounts due within one year and “Other liabilities” for amounts due after one year. The following is a summary of activity in the restructuring accruals for the three months ended June 30, 2004 (in thousands):

Company headquarters relocation:

	Facilities	Total
Balance at March 31, 2004	$8,243	$8,243

Payments in Q1 2005	(581)	(581)
Accruals in Q1 2005	11	11
Adjustments in Q1 2005	1,387	1,387

Balance at June 30, 2004	$9,060	$9,060

MoD project suspension:

	Severance and
	Related Costs	Facilities	Total
Balance at March 31, 2004	$5	$1,029	$1,034

Payments in Q1 2005	—	(146)	(146)
Accruals in Q1 2005	—	—	—
Adjustments in Q1 2005	—	(119)	(119)

Balance at June 30, 2004	$5	$764	$769

Office and business consolidation:

	Severance and
	Related Costs	Facilities	Total
Balance at March 31, 2004	$—	$—	$—

Payments in Q1 2005	(664)	—	(664)
Accruals in Q1 2005	1,314	7,773	9,087
Adjustments in Q1 2005	—	—	—

Balance at June 30, 2004	$650	$7,773	$8,423

3. Loss per Share

Basic loss per share is computed using net loss and the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per share is computed using net income and the weighted average number of outstanding common shares and dilutive common stock equivalents during each period, reflecting the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The Company has excluded all outstanding stock options, warrants and convertible notes to purchase common stock from the calculation of diluted net loss per share because all securities are antidilutive for the periods presented. As of June 30, 2004 and 2003, stock options, warrants and convertible notes to purchase an aggregate of 11.1 million and 20.6 million shares, respectively, were outstanding. The 8% Convertible Notes issued to fund the acquisition of Indus Utility Systems, Inc. (“IUS”) were converted into 9,751,859 shares of common stock in July 2003.

The weighted average numbers of shares outstanding used in the calculations of basic and fully-diluted loss per share for the three months ended June 30, 2004 are 57,063,257 shares. The weighted average numbers of shares outstanding used in the calculations of basic and fully-diluted loss per share for the three months ended June 30, 2003 are 42,078,601 shares.

4. Comprehensive Income (Loss)

Comprehensive income (loss) includes net loss, foreign currency translation adjustments and unrealized gains and losses on securities investments that are excluded from net income (loss) and reflected in stockholders’ equity.

The following table sets forth the calculation of comprehensive income (loss) for the three months ended June 30, 2004 and 2003, respectively (in thousands):

	Three Months Ended
	June 30,
	2004	2003
Net loss	$(9,929)	$(4,924)
Other comprehensive income (loss), net of taxes:
Unrealized gain (loss) on investments, net of taxes	—	(1)
Foreign currency translation adjustment, net of taxes	(194)	1,245

Total other comprehensive income (loss), net of taxes	(194)	1,244

Comprehensive loss	$(10,123)	$(3,680)

5. Stock-Based Compensation

As permitted under SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, the Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and accordingly recognizes no compensation expense for the stock option grants as long as the exercise price is equal to or more than the fair value of the shares at the date of grant.

For purposes of pro forma disclosures, as required by SFAS No. 123, which also requires that the pro forma information be determined as if the Company had accounted for its employee stock option grants under the fair value method required by SFAS No. 123, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma net loss including pro forma compensation expense, net of tax for the three months ended June 30, 2004 and 2003, respectively, is as follows (in thousands, except per share amounts):

	Three Months Ended
	June 30,
	2004	2003
Net loss as reported	$(9,929)	$(4,924)
Add: Total stock-based compensation expense determined under the intrinsic value method	27	5
Deduct: Total stock-based compensation expense determined under fair-value based method for all awards	(975)	(320)

Pro forma net loss	$(10,877)	$(5,240)

Loss per share:
Basic:
As reported	$(0.17)	$(0.12)

Pro forma	$(0.19)	$(0.12)

Diluted:
As reported	$(0.17)	$(0.12)

Pro forma	$(0.19)	$(0.12)

Shares used in computing per share data
Basic	57,063	42,079

Diluted	57,063	42,079

6. Recent Accounting Pronouncements

In January 2003, the FASB issued and subsequently revised in December 2003, FIN No. 46, “Consolidation of Variable Interest Entities”, which clarifies the consolidation accounting guidance of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entities to finance their activities without additional subordinated financial support from other parties. Such entities are known as variable interest entities (“VIE”). Controlling financial interests of a VIE are identified by the exposure of a party to the VIE to a majority of either the expected losses or residual rewards of the VIE, or both. Such parties are primary beneficiaries of the VIE, and FIN No. 46 requires that the primary beneficiary of a VIE consolidate the VIE. FIN No. 46 also requires new disclosures for significant relationships with VIEs, whether or not consolidation accounting is either used or anticipated. Application of FIN No. 46 is required in the financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. The Company adopted FIN No. 46 on March 31, 2004, and there was no impact on the Company’s financial position and results of operations as a result of such adoption. The Company had no VIEs during the three months ended June 30, 2004.

7. Income Taxes

The provisions for income taxes for the three months ended June 30, 2004 and 2003 are attributable to the withholding of income taxes on revenues generated from foreign countries. At June 30, 2004, the Company had a net operating loss of approximately $58.3 million, inclusive of losses for the three months ended June 30, 2004, to carry forward which, subject to certain limitations, may be used to offset future income through 2025.

8. Restricted Cash

The Company had restricted cash of approximately $6.8 million at June 30, 2004 and $5.6 million at March 31, 2004 supporting letters of credit and performance bonds totaling $6.2 million and $5.0 million, respectively. At both dates there was $0.6 million in an interest bearing cash account collateralizing the Company’s note payable.

9. Segment Information and Geographic Data

The Company operates in one reportable segment, service delivery management (“SDM”) and sells software and services offerings to enable the three principal components of SDM: enterprise asset management, customer relationship management and workforce management. Neither the acquisition of Indus Utility Systems nor the acquisition of Wishbone Systems resulted in a new business segment for the Company. The Company manages its business by geographic areas.

Geographic revenue information for the three months ended June 30, 2004 and 2003 is based on the selling location. Long-lived asset information is based on the physical location of the assets at the end of each period. Following is a table of geographic information (in thousands):

	Three Months Ended
	June 30,
	2004	2003
Revenue (based on selling location):
North America	$32,194	$32,455
United Kingdom	3,879	3,988
Others	2,479	1,782

Total consolidated revenues	$38,552	$38,225

Long-lived assets:
North America	$30,872	$35,340
United Kingdom	323	749
Others	282	211

Total consolidated long-lived assets	$31,477	$36,300

10. Litigation

In February, 2003, Integral Energy Australia brought a claim against IUS in the Supreme Court of New South Wales, Australia, relating to the implementation of IUS software. On March 5, 2003, the Company acquired IUS from Systems and Computer Technology Corporation (“SCT”). IUS was subsequently merged into the Company, and the Company is now the defendant in this lawsuit. The amount of damages asserted against the Company is not determinable. Pursuant to the terms of the Purchase Agreement among the Company and SCT and its affiliates, SCT and those affiliates of SCT that were a party to the Purchase Agreement agreed to defend the Company against the claims in this suit and to indemnify the Company from all losses relating thereto.

In 2002, the Company received an inquiry from the federal government requesting documents and employee interviews related to certain Department of Energy facilities with which the Company does business. The Company was made aware that this inquiry was the result of a qui tam complaint against the Company in the United States District Court of Virginia (Case No. CA01-1260-A) relating to its billing practices at these facilities. The Company has settled this matter with the federal government and the relator. Under the terms of this settlement the Company paid the federal government $500,000 and relator’s counsel $45,000 in July 2004. The settlement was provided for by the Company at March 31, 2004. The court has dismissed this action with prejudice. There was no factual finding or adjudication of wrongdoing by the Company as part of the settlement.

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

11. Guarantees and Indemnifications

The Company accounts for guarantees and indemnifications in accordance with Financial Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.”

License and hosting agreements with customers generally contain infringement indemnity provisions. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with patent, copyright, trademark or trade secret infringement claims made by third parties with respect to the customer’s authorized use of our products and services. The indemnity provisions generally provide for the Company to control defense and settlement and cover costs and damages finally awarded against the customer. The indemnity provisions also generally provide that if the Company products infringe, or in the Company’s opinion it is likely that they will be found to infringe, on the rights of a third-party Indus will, at its option and expense, procure the right to use the infringing product, modify the product so it is no longer infringing, or return the product for a partial refund that reflects the reasonable value of prior use. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations. The Company accounts for these indemnity obligations in accordance with SFAS No. 5, “Accounting for Contingencies,” and records a liability for these obligations when a loss is probable and reasonably estimable. The Company has not recorded any liabilities for these arrangements as of June 30, 2004.

Services agreements with customers may also contain indemnity provisions for death, personal injury or property damage caused by the Company’s personnel or contractors in the course of performing services to customers. These agreements, generally agree to indemnify, defend and hold harmless the customer in connection with death, personal injury and property damage claims made by third parties with respect to actions of the Company’s personnel or contractors. The indemnity provisions generally provide for the Company’s control of defense and settlement and cover costs and damages finally awarded against the customer. The indemnity obligations contained in services agreements generally have no specified expiration date and no specified monetary limitation on the amount of award covered. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations and estimates the fair value of these potential obligations to be nominal. Accordingly, no liabilities have been recorded for these agreements as of June 30, 2004.

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

12. Goodwill and Acquisition-Related Intangible Assets

Goodwill, which represents the excess of purchase price over fair value of net assets acquired, increased by $443,000 during the three months ended June 30, 2004 as a result of a purchase price adjustment for the acquisition of Wishbone Systems and costs to relocate certain Wishbone Systems employees to the Company’s Atlanta offices. These two events were anticipated at the time of the acquisition of Wishbone Systems. Goodwill is not amortized, but is subject to impairment testing criteria. For purposes of its impairment testing, the Company considers itself to be a single reporting unit and assesses goodwill impairment on an enterprise-wide level. The Company evaluates the carrying value of goodwill annually as of December 31 and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the asset below its carrying amount. The Company has recorded goodwill of $0.4 million associated with the acquisition of IUS and $7.0 million associated with the acquisition of Wishbone Systems. No impairment losses have been recorded through June 30, 2004.

Acquisition-related intangible assets are stated at cost less accumulated amortization, and include values for developed technology, customer base, contracts and trade names. Acquired technology is being amortized over the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. Other intangible assets are being amortized on a straight-line basis over a period of two to fifteen years. Total amortization expense for intangible assets was $520,000 and $454,000 for the three months ended June 30, 2004 and 2003, respectively, and is included in general and administrative expense in the accompanying Condensed Consolidated Statements of Operations.

Acquisition-related intangible assets consist of the following (in thousands):

June 30,
2004
Acquired trademarks	$730
Acquired technology	2,870
Acquired contracts and customer base	10,937

Total acquired intangible assets	14,537
Less accumulated amortization	(2,495)

Net intangible assets	$12,042

The weighted-average amortization period for all acquired intangible assets is approximately eleven years. Trademarks and technology have a weighted-average amortization period of five years and contracts and customer base have a weighted-average amortization period of thirteen years. The Company expects amortization expense from acquired intangible assets as of June 30, 2004 for the next five years to be as follows (in thousands):

2005	$1,458
2006	1,466
2007	1,432
2008	1,334
2009	799
Thereafter	5,553

$12,042

13. Software Development Costs

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

The Company capitalized certain development costs related to the internationalization of its products to Asian markets of $7.7 million through March 31, 2004. During the three months ended June 30, 2004, the product was generally released for sale and the related capitalized software development costs became subject to amortization. In accordance with the provisions of SFAS No. 86, amortization is determined as the greater of the amount computed using (a) the ratio that current gross revenues for the product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining economic life of the product including the period being reported on. Amortization expense of $1.7 million was recorded in the three months ended June 30, 2004 and is included in “Cost of revenue: Software license fees” in the accompanying Condensed Consolidated Statements of Operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

In addition to historical information, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
(“MD&A”) may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect management’s current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of phrases and expressions such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will” or other similar words or phrases. These statements, which speak only as of the date given, are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our expectations or projections. These risks include, but are not limited to, projected growth in the emerging service delivery management market, market acceptance of our service delivery management strategy, current market conditions for our products and services, the capital spending environment generally, our ability to achieve growth in our enterprise asset management, customer relationship management and workforce management offerings, market acceptance and the success of our new products and enhancements and upgrades to our existing products, the success of our product development strategy, our competitive position, the ability to establish and retain partnership arrangements, our ability to develop our indirect sales channels, the successful integration of the acquisition of Wishbone Systems, Inc. (“Wishbone Systems”) including the challenges inherent in diverting our management’s attention, changes in our executive management team, uncertainty relating to and the management of personnel changes, the ability to realize the anticipated benefits of our recent restructurings, timely development and introduction of new products, releases and product enhancements, heightened security and war or terrorist acts in countries of the world that affect our business, and other risks identified in the section of this Report entitled “Factors Affecting Future Performance,” beginning on page 20. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Overview

Indus International, Inc. (the “Company” or “Indus”) develops, licenses, implements, supports, and hosts service delivery management (“SDM”) solutions, which help clients in a broad array of industries optimize the management of their customers, assets, workforce, spare parts inventory, tools and documentation in order to maximize performance and customer satisfaction while reducing operating expenses. Historically, our solutions have been focused on asset management, and more recently on customer management. Through our acquisitions of best-in-class customer relationship management software in March 2003 and field service management technology in January 2004, we believe that we are the first company to offer comprehensive suites of world-class customer, asset, and field service management solutions, which we market and sell as our SDM solutions.

These solutions are comprised of three distinct suites: Customer Management Suite, Asset Management Suite, and Field Service Management Suite. Customer Management Suite provides the functionality for energy and utility customers to optimize customer-facing activities, encompassing call center, customer information tracking, billing, and accounts receivable functions. Asset Management Suite supports organizations’ operations and maintenance workforce, inventory management and procurement professionals, safety and compliance engineers, and other decision-making personnel affected by asset care decisions throughout the enterprise. Field Service Management Suite provides resource optimization enabling customers to dispatch resources with all the required tools, information, and parts at the promised time, optimizing schedules based on customer or asset demands, travel times, service level agreements, technician skills requirements, and internal costs. Other complementary solutions include mobile computing, enterprise asset integration tools, sophisticated search capabilities, data warehousing products, and integration to leading ERP products for financial and human resources functions.

Our SDM solutions also include consulting, professional services, Indus Knowledge Delivery, Global Client Services, and hosting services offered as part of the Indus Service Select program. Service Select offerings include comprehensive implementation programs, strategic consulting, e-Learning and training solutions, three-tiered maintenance and support plans, and hosting and outsourcing services.

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

The Company has identified the following policies as critical to the Company’s business operations and the understanding of the Company’s results of operations. Senior management has discussed the development and selection of these policies and the disclosures below with the Audit Committee of the Board of Directors. For a detailed discussion of the application of these and other accounting policies, see the Notes to Consolidated Financial Statements contained within the Company’s 2004 Annual Report on Form 10-K, as filed with the SEC.

Revenue Recognition:

Revenue recognition rules for software companies are very complex, often subject to interpretation, and continue to evolve. Very specific and detailed guidelines in measuring revenue are followed; however, certain judgments affect the application of the Company’s revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause operating results to vary significantly from quarter-to-quarter.

The Company’s revenue arises from two sources: (a) the sale of licenses to use our software products, and (b) the delivery of customer support, outsourcing and hosting, implementation, and consulting and training services related to our software products. Customer support, outsourcing and hosting services are typically sold under agreements lasting one or more years, the revenue from which is recognized, in most cases, ratably over the periods covered by the agreements.

For software license arrangements that do not require modification of the software, revenue is recognized in accordance with accounting standards for software companies, including Statement of Position, or SOP, 97-2, “Software Revenue Recognition,”

as amended or interpreted by SOP 98-4 and SOP 98-9, Technical Practice Aids, and SEC Staff Accounting Bulletins. License fee revenue is recognized when a non-cancelable license agreement becomes effective as evidenced by a signed contract, product delivery, a fixed or determinable license fee and probability of collection. If the license fee is not fixed or determinable, revenue is recognized as payments become due from the customer.

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

Revenue from consulting and implementation services is, in general, time and material based and recognized as the work is performed. Delays in project implementation will result in delays in revenue recognition. Some professional consulting services involve fixed-price and/or fixed-time arrangements and are recognized using contract accounting, which requires the accurate estimation of the cost, scope and duration of each engagement. Revenue and the related costs for these projects are recognized on the percentage-of-completion method, with progress-to-completion measured by using specific milestones, usually labor cost inputs, with revisions to estimates reflected in the period in which changes become known. Project losses are provided for in their entirety in the period they become known, without regard to the percentage-of-completion. If the Company does not accurately estimate the resources required or the scope of work to be performed, or does not manage its projects properly within the planned periods of time or satisfy its obligations under the contracts, then future consulting margins on these projects may be negatively affected or losses on existing contracts may need to be recognized.

Revenue from maintenance and support services is recognized ratably over the term of the support contract, typically one year. Revenue from outsourcing and hosting services is recognized based upon contractually agreed upon rates per user or service, over a contractually defined time period.

Accounts Receivable and Allowance for Doubtful Accounts:

Billed and unbilled accounts receivable are credit based. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability or failure of its customers to make required payments. This allowance is formula-based, supplemented by an evaluation of specific accounts where there may be collectibility risk. If the methodology the Company uses to calculate this allowance does not properly reflect future collections, revenue could be overstated or understated. On an ongoing basis, the Company evaluates the collectibility of accounts receivable based upon historical collections and an assessment of the collectibility of specific accounts. The Company evaluates the collectibility of specific accounts using a combination of factors, including the age of the outstanding balance(s), evaluation of the account’s financial condition, recent payment history, and discussions with the Company’s account executive for the specific customer. Based upon this evaluation of collectibility, any increase or decrease required in the allowance for doubtful accounts is reflected in the period in which the evaluation indicates that a change is necessary. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts was $656,000 as of June 30, 2004 and $912,000 as of March 31, 2004. The decrease is attributable to improved collections of aged accounts receivable during the three months ended June 30, 2004.

The Company generates a significant portion of revenues and corresponding accounts receivable from sales to the utility industry. As of June 30, 2004, approximately $11.4 million, or 62.3%, of the Company’s gross billed accounts receivable were attributable to software license fees and services sales to utility customers. In determining the Company’s allowance for doubtful accounts, the Company has considered the financial condition of the utility industry as a whole, as well as the financial condition of individual utility customers. While the utility industry customers served by the Company are generally in the regulated or retail sector, their unregulated affiliated activities might affect the ability to collect amounts due. The credit status of customers is monitored and, where deemed necessary, a provision is made for potential uncollectibility.

Revenue from sales denominated in currencies other than the U.S. Dollar resulted in approximately $4.0 million of the Company’s June 30, 2004 gross billed accounts receivable being denominated in foreign currencies, of which approximately $1.8 million were denominated in British Pounds. Historically, the foreign currency gains and losses on these receivables have not been significant, and the Company has determined that foreign currency derivative products are not required to hedge the

Company’s exposure. If the value of the U.S. Dollar significantly increased versus one or more foreign currencies, the U.S. Dollar equivalents received from the Company’s customers could be significantly less than the June 30, 2004 reported amount. See additional discussion in “Quantitative and Qualitative Disclosures About Market Risks.”

Valuation of Intangible Assets and Goodwill:

The acquisitions of Indus Utility Systems, Inc. (“IUS”) (formerly SCT Utility Systems, Inc.) in March 2003 and Wishbone Systems in January 2004 resulted in the recording of goodwill, which represents the excess of the purchase price over the fair value of assets acquired, as well as other definite-lived intangible assets.

Under present accounting rules (SFAS No. 142), goodwill is no longer subject to amortization; instead it is subject to impairment testing criteria at least annually. Other acquired definite-lived intangible assets are being amortized over their estimated useful lives. For purposes of its goodwill impairment testing, the Company considers itself to be a single reporting unit and assesses goodwill impairment on an enterprise-wide level. The impairment test is therefore performed on a consolidated basis and compares the Company’s market capitalization (reporting unit fair value) to its outstanding equity (reporting unit carrying value). In accordance with the recommended provisions of SFAS No. 142, the Company utilizes its closing stock price as reported on the Nasdaq National Market on the date of the impairment test in order to compute market capitalization. The Company has designated December 31 as the annual date for impairment testing.

The Company performed its annual impairment test as of December 31, 2003 and concluded that no impairment of goodwill existed since the fair value of the Company’s reporting unit exceeded its carrying value. No events have occurred, nor circumstances changed, subsequent to December 31, 2003 that would reduce the fair value of the Company’s reporting unit below its carrying value. The Company will continue to test for impairment on an annual basis or on an interim basis if circumstances change that would indicate the possibility of impairment. The impairment review may require an analysis of future projections and assumptions about the Company’s operating performance. If such a review indicates that the assets are impaired, an expense would be recorded for the amount of the impairment, and the corresponding impaired assets would be reduced in carrying value. Differences in the identification of reporting units and the use of valuation techniques can result in materially different evaluations of impairment.

Restructuring:

In the three months ended June 30, 2004, the Company recorded restructuring charges of $10.5 million for adjustments to the existing accounting accruals from prior restructurings and for new restructuring charges related to office and business consolidations and employee severance. An adjustment to the Company’s expected sublease income for two remaining unoccupied floors in San Francisco from the restructuring initiative in 2000, as revised in 2002 and 2003, comprised $1.4 million of this expense. Due to the continuing surplus of office space capacity in the San Francisco market and the relatively short time period remaining on the lease compared with potential tenant requirements, the Company determined that there would be no future sublease income and recorded restructuring charges to fully accrue for the remaining lease obligation for these two floors. Further consolidation of office space in San Francisco and Atlanta resulted in $7.8 million in new restructuring charges for the quarter. This consolidation includes vacating three floors in Atlanta and one additional floor in San Francisco. The remaining $1.3 million in restructuring expense is associated with the elimination of approximately 70 positions, including the transfer of certain functions to the company-owned office buildings in Columbia, South Carolina and the outsourcing of some development functions to India. These restructuring charges have been recorded in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No. 112, “Employer’s Accounting for Postemployment Benefits.”

Should rental conditions in the Company’s Atlanta location deteriorate to the point where the remaining redundant office space is not leased, the Company could incur additional charges totaling approximately $6.6 million over the remaining period of fiscal years 2005 through 2012. Should rental conditions improve, it is possible that higher than anticipated sublease income will be generated. Any required increase or decrease in this accrual will be reflected in the period in which the evaluation indicates that a change is necessary.

Between January 1, 2000 and March 31, 2004, the Company recorded restructuring charges totaling $22.7 million. Restructuring costs of $2.1 million and $10.2 million were recorded for fiscal years 2000 and 2001 in connection with the relocation of the Company’s headquarters and certain administrative functions to Atlanta, Georgia, severance payments related to the elimination of 56 global positions, and charges representing the estimated excess lease costs associated with subleasing redundant San Francisco office space. In fiscal year 2002, the Company recorded restructuring costs of approximately $8.2 million, of which $3.4 million related to the suspension of the United Kingdom Ministry of Defense (“MoD”) project and the

Company’s subsequent demobilization and reduction in workforce and required support office facilities and $4.8 million related to changes in the Company’s estimates of excess lease costs associated with subleasing redundant office space in San Francisco, Dallas and Pittsburgh. In the three-month period ended March 31, 2003, the Company recorded restructuring expenses of $2.2 million related to further space consolidation in the Company’s San Francisco office.

The restructuring accruals remaining as of June 30, 2004 are included in the Condensed Consolidated Financial Statements in “Accrued liabilities” for amounts due within one year and “Other liabilities” for amounts due after one year.

Consolidated Results of Operations

Revenue

	Three Months Ended
			%
	6/30/2004	6/30/2003	Change
	(Unaudited)
	(In thousands)
Software license fees	$9,433	$8,816	7.0%
Percentage of total revenue	24.5%	23.1%
Support, outsourcing and hosting	14,794	15,024	(1.5)%
Percentage of total revenue	38.4%	39.3%
Consulting, training and other	14,325	14,385	(0.4)%
Percentage of total revenue	37.1%	37.6%

Total revenue	$38,552	$38,225

The Company’s revenue arises from two sources: (a) the sale of licenses to use our software products, and (b) the delivery of customer support, outsourcing and hosting, implementation, and consulting and training services related to our software products. Customer support, outsourcing and hosting services are typically sold under agreements lasting one or more years, the revenue from which is recognized, in most cases, ratably over the periods covered by the agreements.

Software license fees: Software license fees increased 7.0% to $9.4 million in the three months ended June 30, 2004. Greater than $5.0 million of software license fee revenue for the first quarter of fiscal 2005 is attributable to the initial license fee from Tokyo Electric Power Company (“TEPCO”), which was recognized as revenue after acceptance by TEPCO and upon delivery of the double-byte character-enabled version of our PassPort product in April, 2004. This TEPCO license fee had been classified as deferred revenue beginning with the quarter ended March 31, 2003. For comparison purposes, over $5.0 million of software license fees for the three months ended June 30, 2003, previously classified as deferred revenue, is attributable to a single customer.

Cost of Revenue

	Three Months Ended
			%
	6/30/2004	6/30/2003	Change
	(Unaudited)
	(In thousands)
Cost of software license fees	$2,069	$229	803.5%
Percentage of software license revenue	21.9%	2.6%
Cost of support, outsourcing and hosting	5,002	5,658	(11.6)%
Percentage of support, outsourcing and hosting revenue	33.8%	37.7%
Cost of consulting, training and other	10,587	12,204	(13.2)%
Percentage of consulting, training and other revenue	73.9%	84.8%

Total cost of revenue	$17,658	$18,091

Cost of revenue consists of (i) amortization of the costs associated with internally developed software, (ii) amounts paid to third parties for inclusion of their products in the Company’s software, (iii) personnel, data maintenance and related costs for customer support, hosting and outsourcing services, and (iv) personnel and related costs for implementation, consulting and training services. Gross profits on license fees are substantially higher than gross profits on services revenues due to the relatively high personnel costs associated with the various services.

Cost of software license fees: The increase in cost of software license fees in the three months ended June 30, 2004 is due to amortization of $1.7 million in capitalized software development costs to create a double-byte character-enabled Japanese version of our PassPort product. The product was made generally available for sale in April 2004. There was no such amortization in the three months ended June 30, 2003.

Cost of services revenue — customer support, outsourcing and hosting: The decrease in cost of customer support, outsourcing and hosting services is attributable to staffing reductions associated with the Company’s consolidation of its North American customer support center in Columbia, South Carolina.

Cost of services revenue — consulting, training and other: Cost of consulting, training and other services decreased in the three months ended June 30, 2004, as compared to the same period of the prior year, due to the elimination of personnel as part of the Company’s strategic resource allocation plans that include more efficient use of existing personnel and more use of third party systems integrators. Gross margin on consulting, training and other services increased from 15.2% for the three months ended June 30, 2003 to 26.1% as a result of these personnel reductions and the associated efficiencies.

Operating Expenses

	Three Months Ended
			%
	6/30/2004	6/30/2003	Change
	(Unaudited)
	(In thousands)
Research and development	$8,719	$10,544	(17.3)%
Percentage of total revenue	22.6%	27.6%
Sales and marketing	8,032	8,360	(3.9)%
Percentage of total revenue	20.8%	21.9%
General and administrative	3,594	5,449	(34.0)%
Percentage of total revenue	9.3%	14.3%
Restructuring expense	10,458	12	>1000%
Percentage of total revenue	27.1%	0.0%

Total operating expense	$30,803	$24,365

Research and development: Research and development expenses include personnel and related costs, third party consultant fees and computer processing costs, all directly attributable to the development of new software application products and enhancements to existing products. The reduction in research and development expenses for the three months ended June 30, 2004 from the same period of the prior year is attributable to the combined effects of two principal actions: (1) the elimination of personnel dedicated to less strategic product lines; and (2) better utilization of offshore research and development resources in India. The expense savings from these actions were partially offset by the absence of capitalized software development costs in the three months ended June 30, 2004. There were $1.3 million of software development costs capitalized in the three months ended June 30, 2003.

Sales and marketing: Sales and marketing expenses include personnel costs, sales commissions, and the costs of advertising, public relations, and participation in industry conferences and trade shows. The slight reduction in sales and marketing expenses for the three months ended June 30, 2004 from the same period in the prior year is attributable to the Company’s continued efforts to more prudently and appropriately allocate resources.

General and administrative: General and administrative expenses include personnel and other costs of the Company’s finance, human resources and administrative operations. The $1.9 million reduction in general and administrative expenses for the three months ended June 30, 2004 from the same period of the prior year is attributable to two factors: (1) the elimination of approximately $1.5 million in personnel and related costs and redundant administrative services and professional fees following the acquisition of Indus Utility Systems, and (2) realization of approximately $350,000 in acquisition synergies and other benefits.

Restructuring expenses: The Company recorded a $10.5 million restructuring charge in the three months ended June 30, 2004. The restructuring charge includes three principal components, all incurred in conjunction with the Company’s continued efforts to more closely align its resources with its strategic plans: (1) $3.6 million associated with the abandonment of redundant office space and revisions to the Company’s estimates of the costs of previously abandoned office space in San Francisco, California (which includes full accrual for all vacant space not under sublease arrangements as of June 30, 2004); (2) $5.6 million associated with the elimination of excess office space in the Company’s headquarters in Atlanta, Georgia resulting from significant staffing reductions and the consolidation of certain business functions; and (3) $1.3 million of severance costs associated with the elimination of approximately 70 positions worldwide, necessitated by more extensive use of offshore development resources in India and consolidation of certain other business functions. The Company could incur future increases or decreases to its existing accruals in the event that the underlying assumptions used to develop the Company’s estimates of excess lease costs, such as the timing and the amount of any sublease income change.

Interest Expense, Other Income (Expense) and Provision for Income Taxes

	Three Months Ended
			%
	6/30/2004	6/30/2003	Change
	(Unaudited)
	(In thousands)
Interest expense, net	$(110)	$(279)	(60.6)%
Percentage of total revenue	(0.3)%	(0.7)%
Other income (expense), net	193	(203)	195.1%
Percentage of total revenue	0.5%	(0.5)%
Provision for income taxes	103	211	(51.2)%
Percentage of total revenue	0.3%	0.6%

Interest expense, net: Interest expense, net arises from debt financing associated with the acquisition of IUS in March 2003. Interest expense for the three months ended June 30, 2003 included amounts associated with the Company’s issuance of $14.5 million of 8% convertible notes to fund the acquisition and execution of a $10.0 million 6% promissory note as part of the acquisition. The 8% convertible notes were converted to shares of the Company’s common stock on July 29, 2003. The $10.0 million 6% promissory note was paid in September 2003 with the proceeds from an $11.5 million 6.5% note secured by certain real property in Columbia, South Carolina. Interest expense, net has declined with the amount of debt outstanding, partially offset by interest income from invested cash.

Other income (expense), net: Other income (expense), net is attributable to foreign exchange gains or losses. Foreign exchange gains were $176,000 in the three months ended June 30, 2004 compared with a $229,000 loss for the same period of 2003. This variance reflects changes in relative values of currencies in which the Company’s non-U.S. subsidiaries do business and revaluation of certain balances between the parent company and its non-U.S. subsidiaries.

Provision for income taxes: Income taxes include federal, state and foreign income taxes. The provisions for income taxes for the three months ended June 30, 2004 and 2003 are attributable to the withholding of income taxes on revenues generated in foreign countries. As of June 30, 2004, the Company had significant net operating losses to carry forward to offset taxable income that may arise, subject to certain limitations.

Liquidity and Capital Resources

As of June 30, 2004, the Company’s principal sources of liquidity consisted of approximately $23.6 million in cash and cash equivalents and $6.8 million in short and long-term restricted cash.

The Company maintained six standby letters of credit at June 30, 2004 totaling approximately $6.1 million. These letters of credit require the Company to maintain corresponding compensating balances equal to the amounts of the letters of credit. The compensating balances are classified as restricted cash at June 30, 2004 and March 31, 2004. A total of $4.6 million in restricted cash should be released in increments of $2.3 million each in both January 2006 and May 2008, relative to the expiration of letters of credit supporting a performance bond and the Company’s leased facilities in San Francisco, respectively. Of the remaining amount, $0.7 million should be released ratably through June 2005 and $0.4 million should be released in the second quarter of fiscal 2005. A $0.6 million certificate of deposit, used as collateral for the Company’s $11.5 million note payable, will be released in April 2008.

During the three months ended June 30, 2004:

•	Cash of $5.0 million was used in operating activities. The decline in cash is attributable to two factors: (1) cash payments of $1.4 million associated with the Company’s prior and current charges to restructure its operations; and (2) software license fees from TEPCO (>$5.0 million), the cash from which was received in prior periods. Continued solid management of accounts receivable provided cash of $2.4 million.

•	Cash of $2.3 million was used in investing activities, including $1.2 million in restricted cash to support additional standby letters of credit, $0.7 million in capital expenditures and $0.4 million in adjustments to the purchase price for the acquisition of Wishbone Systems.

Acquisition financing:

The purchase price of the March 2003 IUS acquisition approximated $35.8 million, which the Company financed with approximately $24.8 million from a private placement of the Company’s common stock and convertible notes and a $10.0 million promissory note. The $10.0 million promissory note was paid in full on September 5, 2003 with the proceeds from an $11.5 million note entered into by the Company and secured by certain real property located in Columbia, South Carolina. This note bears interest at an annual rate of 6.5% and is payable in monthly installments of principal and interest (determined on a 15-year amortization) through October 1, 2008, at which time the remaining principal balance of $7.7 million is due and payable. The Company may extend the maturity date at that time for one additional five year term at a variable rate of interest.

On January 21, 2004, the Company acquired Wishbone Systems for $6.7 million plus the assumption of $1.0 million in Wishbone Systems debt, which was repaid concurrent with the acquisition. The acquisition was financed from the Company’s available cash balance. Shortly thereafter, on February 9, 2004, the Company completed a private placement offering of 5.0 million shares of the Company’s common stock, at a price per share of $3.10 per share. Net proceeds from this offering were used to replenish cash used in the acquisition of Wishbone Systems and for general working capital.

Cash Analysis:

The Company believes that its existing cash, cash equivalents and marketable securities, together with anticipated cash flows from operations, will be sufficient to meet its cash requirements for at least the next 12 months. In the three months ended June 30, 2004, the Company recorded a restructuring charge of $10.5 million, which the Company believes should help to improve its cash flow from operations over time. However, the Company is prepared to adjust its usage of cash and cash equivalents, as called for by its internal business plans, to align with actual business conditions.

The foregoing statement regarding the Company’s expectations for continued liquidity is a forward-looking statement, and actual results may differ materially depending on a variety of factors, including variable operating results, continued operating losses, presently unexpected uses of cash and the factors discussed under the section below, “Factors Affecting Future Performance”.

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

If we are unable to achieve consistent profitability and become cash flow positive in the near future, our business and long-term prospects may be harmed.

We generated a net loss of $9.9 million in the three months ended June 30, 2004 and used cash of $5.0 million in operating activities during the same period. For the fiscal year ended March 31, 2004, we generated a net loss of $12.0 million and used cash of approximately $3.8 million in operating activities during the same period. If we are unable to achieve and maintain consistent profitability or produce positive cash flow from operations in the near future it will negatively affect our capacity to implement our business strategy and may require us to take actions in the short-term that will impair the long-term prospects of our business. If we are unable to achieve and maintain consistent profitability or produce positive cash flow from operations in the near future it may also result in liquidity problems and impair our ability to finance our continuing business operations on terms that are acceptable to us. Further, we may need to enter into financing transactions that are dilutive to our stockholders’ equity ownership in our company.

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

If the market does not accept our new products and enhancements or upgrades to our existing products that we launch from time to time, our operating results and financial condition would be materially adversely affected.

From time to time, we acquire new products, launch new products, and release enhancements or upgrades to existing products. For example, in March 2004, we released PassPort 10.0, one of our asset management solutions. In January 2004, we acquired a suite of field service management modules from Wishbone Systems, which forms a part of our service delivery management offering. In addition, in December 2003, we introduced InSite EE, the consolidation of our EMPAC and Indus InSite enterprise asset management products into a single software solution. There can be no assurance that any of our new or enhanced products, including PassPort 10.0, the field service management suite and InSite EE, will be sold successfully or that they can achieve market acceptance. Our future success with these products and other next generation product offerings will depend on our ability to accurately determine the functionality and features required by our customers, as well as the ability to enhance our products and deliver them in a timely manner. We cannot predict the present and future size of the potential market for our next generation of products, and we may incur substantial costs to enhance and modify our products and services in order to meet the demands of this potential market.

Demand for enterprise asset management solutions and customer relationship management software may grow slowly or decrease in upcoming quarters, which may impair our business and could materially adversely affect our results of operations and financial condition.

Overall demand for enterprise asset management software and customer relationship management software in general may grow slowly or decrease in upcoming quarters and years because of unfavorable general economic conditions, decreased spending by companies in need of our solutions or otherwise. This may reflect the capital spending environment generally, a saturation of the market for enterprise asset management software and customer relationship management software generally, as well as deregulation and retrenchments affecting the way companies purchase our software. To the extent that there is a slowdown in the overall market for our solutions, our business, results of operations and financial condition are likely to be materially adversely affected.

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

Our future success depends, in significant part, upon the continued service of our key technical, sales and senior management personnel, as well as our ability to attract and retain new personnel. Competition for qualified sales, technical and other personnel is intense, and there can be no assurance that we will be able to attract, assimilate or retain additional highly qualified employees in the future. Our ability to attract, assimilate and retain key personnel may be adversely impacted by the fact that we have reduced our work force by 9% in the three months ended June 30, 2004 and that, in order to reduce our operating expenses, we have generally not increased wages or salaries over the last several years. If we are unable to offer competitive salaries and bonuses, our key technical, sales and senior management personnel may be unwilling to continue service for us, and it may be difficult for us to attract new personnel. If we were unable to hire and retain personnel, particularly in senior management positions, our business, operating results and financial condition would be materially adversely affected. Further additions of new personnel and departures of existing personnel, particularly in key positions, can be disruptive and have a material adverse effect on our business, operating results and financial condition.

Our failure to realize the expected benefits of our recent restructurings, including anticipated cost savings, could result in unfavorable financial results.

Over the last several years we have undertaken several internal restructuring initiatives. For example, in March 2002, our Board of Directors approved a restructuring plan that, among other things, resulted in a reduction in force and the closing of our Dallas office. During the second half of 2002, due to unfavorable financial performance and management reviews of worldwide operations, we reconfigured our business model and implemented several reductions in workforce and other cost reductions to restructure and resize the business. In the three months ended June 30, 2004, the Company restructured certain business activities relating to the consolidation of office space in Atlanta and San Francisco, wherein certain functions were transferred from these locations to company-owned office buildings in Columbia, South Carolina. These types of internal restructurings have operational risks, including reduced productivity and lack of focus as we terminate some employees and assign new tasks and provide training to other employees. In addition, there can be no assurance that we will achieve the anticipated cost savings from these restructurings and any failure to achieve the anticipated cost savings could cause our financial results to fall short of expectations and adversely affect our financial position.

We have taken charges for restructuring of $10.2 million in 2001, $8.2 million in 2002, $2.2 million in the transition period ended March 31, 2003, $44,000 in the fiscal year ended March 31, 2004 and $10.5 million in the three months ended June 30, 2004. There can be no assurance that additional charges for restructuring expenses will not be required in future periods. Significant future restructuring charges could cause financial results to be unfavorable.

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

International revenue (from sales outside the United States) accounted for approximately 41% and 34% of total revenue for the years ended December 31, 2001 and 2002, respectively, 35% of total revenue for the three-month transition period ended March 31, 2003, 21% of total revenue for the fiscal year ended March 31, 2004, and 19% of total revenue for the three months ended June 30, 2004. We maintain an operational presence and have established support offices in the United Kingdom, Canada, Australia, France and Japan. We expect international sales to continue to be a material component of our business. However, there can be no assurance that we will be able to maintain or increase international market demand for our products. In addition, international expansion may require us to establish additional foreign operations and hire additional personnel. This may require significant management attention and financial resources and could adversely affect our operating margins. To the extent we are unable to expand foreign operations in a timely manner, our growth, if any, in international sales will be limited, and our business, operating results and financial condition could be materially and adversely affected.

Exchange rate fluctuations between the U.S. Dollar and other currencies in which we do business may result in currency translation losses.

At June 30, 2004, a significant portion of our cash was held in Pound Sterling or other foreign currencies (Australian Dollars, Canadian Dollars, Euros, and Japanese Yen). In the future, we may need to exchange some of the cash held in Pound Sterling, or other foreign currencies, to U.S. Dollars. We do not engage in hedging transactions, and an unfavorable foreign exchange rate at the time of conversion to U.S. Dollars would adversely affect the net fair value of the foreign denominated cash upon conversion.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest rate sensitivity:

The Company’s cash flow can be exposed to market risks related to fluctuations in the value of its investments in certain available-for-sale securities. The Company’s cash management and investment policies restrict investments to highly liquid, low risk debt instruments. The Company currently does not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move (decrease in) interest rates along the entire interest rate yield curve would adversely affect the net fair value of all interest sensitive financial instruments by approximately $0.2 million at June 30, 2004.

Foreign exchange rate sensitivity:

The Company provides services to customers primarily in the United States, Europe, Asia Pacific and elsewhere throughout the world. As a result, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Sales are primarily made in U.S. Dollars; however, as the Company continues to expand its operations, more contracts may be denominated in Australian and Canadian Dollars, Pound Sterling, Euros and Japanese Yen. A strengthening of the U.S. Dollar could make the Company’s products less competitive in foreign markets. A hypothetical 5% unfavorable foreign currency exchange move versus the U.S. Dollar, across all foreign currencies, would adversely affect the net fair value of foreign denominated cash, cash equivalent and investment financial instruments by approximately $0.3 million at June 30, 2004.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In February, 2003, Integral Energy Australia brought a claim against IUS in the Supreme Court of New South Wales, Australia, relating to the implementation of IUS software. On March 5, 2003, the Company acquired IUS from Systems and Computer Technology Corporation (“SCT”). IUS was subsequently merged into the Company, and the Company is now the defendant in this lawsuit. The amount of damages asserted against the Company is not determinable. Pursuant to the terms of the Purchase Agreement among the Company and SCT and its affiliates, SCT and those affiliates of SCT that were a party to the Purchase Agreement agreed to defend the Company against the claims in this suit and to indemnify the Company from all losses relating thereto.

In 2002, the Company received an inquiry from the federal government requesting documents and employee interviews related to certain Department of Energy facilities with which the Company does business. The Company was made aware that this inquiry was the result of a qui tam complaint against the Company in the United States District Court of Virginia (Case No. CA01-1260-A) relating to its billing practices at these facilities. The Company has settled this matter with the federal government and the relator. Under the terms of this settlement the Company paid the federal government $500,000 and relator’s counsel $45,000 in July 2004. The settlement was provided for by the Company since March 31, 2004. The court has dismissed this action with prejudice. There was no factual finding or adjudication of wrongdoing by the Company as part of the settlement.

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The Company filed the following Reports on Form 8-K during the quarter ended June 30, 2004.

a.	Current Report on Form 8-K filed April 19, 2004 relating to financial results for the fourth fiscal quarter ended March 31, 2004.

b.	Current Report on Form 8-K filed May 6, 2004 announcing financial results for the quarter and fiscal year ended March 31, 2004.

c.	Current Report on Form 8-K filed May 12, 2004 announcing the appointment of Thomas W. Williams, Jr. as Chief Financial Officer.

d.	Current Report on Form 8-K filed June 16, 2004 announcing the appointment of Frederick J. Schwab to the Company’s Board of Directors.

The following exhibits are filed herewith or are incorporated by reference.

Exhibit
Number	Description
10.1	Amendment to the Indus International, Inc. 1997 Director Option Plan dated May 6, 2004.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO
32.1	Section 1350 Certification of CEO
32.2	Section 1350 Certification of CFO

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDUS INTERNATIONAL, INC. (Registrant)

Date: August 6, 2004	/s/ Thomas W. Williams

Thomas W. Williams Executive Vice President and Chief Financial Officer (Principal Financial & Accounting Officer)