Form 10-Q
period 2004-09-30
INDUS INTERNATIONAL INC
filed 2004-11-05
CIK 1041333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

or

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

As of November 3, 2004, the Registrant had outstanding 57,286,492 shares of Common Stock, $.001 par value.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDUS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2004	March 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,461	$31,081
Restricted cash	697	70
Billed accounts receivable, net of allowance for doubtful accounts of $711 at September 30, 2004 and $912 at March 31, 2004	20,870	21,201
Unbilled accounts receivable	8,063	9,074
Other current assets	3,623	3,069

Total current assets	51,714	64,495
Property and equipment, net	30,926	32,919
Capitalized software, net	5,641	7,689
Goodwill	7,442	6,956
Acquired intangible assets, net	11,522	12,562
Restricted cash, non-current	5,809	5,492
Other assets	836	1,560

Total assets	$113,890	$131,673

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$767	$767
Accounts payable	4,830	6,806
Accrued liabilities	18,494	17,671
Deferred revenue	29,906	38,257

Total current liabilities	53,997	63,501
Income tax payable	3,696	4,389
Note payable, net of current portion	9,913	10,299
Other liabilities	11,248	6,608
Stockholders’ equity:
Common stock	58	57
Additional paid-in capital	164,800	164,431
Treasury stock	(4,681)	(4,681)
Deferred compensation	(57)	(50)
Accumulated deficit	(126,097)	(113,981)
Accumulated other comprehensive income	1,013	1,100

Total stockholders’ equity	35,036	46,876

Total liabilities and stockholders’ equity	$113,890	$131,673

See accompanying notes.

INDUS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenue:
Software license fees	$6,541	$5,263	$15,975	$14,079
Services:
Support, outsourcing and hosting	15,321	14,037	30,115	29,061
Consulting, training and other	10,704	14,705	25,028	29,091

Total services	26,025	28,742	55,143	58,152

Total revenue	32,566	34,005	71,118	72,231

Cost of revenue:
Software license fees	581	149	2,650	378
Services:
Support, outsourcing and hosting	4,436	4,996	9,439	10,654
Consulting, training and other	9,402	10,341	19,989	22,546

Total services	13,838	15,337	29,428	33,200

Total cost of revenue	14,419	15,486	32,078	33,578

Gross margin	18,147	18,519	39,040	38,653

Operating expenses:
Research and development	7,377	8,769	16,096	19,314
Sales and marketing	6,941	8,835	14,973	17,194
General and administrative	3,765	5,075	7,359	10,525
Restructuring expenses	1,937	11	12,395	23

Total operating expenses	20,020	22,690	50,823	47,056

Loss from operations	(1,873)	(4,171)	(11,783)	(8,403)
Interest and other expense, net	(197)	(10)	(113)	(491)

Loss before income taxes	(2,070)	(4,181)	(11,896)	(8,894)
Provision for income taxes	117	382	220	593

Net loss	$(2,187)	$(4,563)	$(12,116)	$(9,487)

Net loss per share:
Basic	$(0.04)	$(0.09)	$(0.21)	$(0.21)

Diluted	$(0.04)	$(0.09)	$(0.21)	$(0.21)

Shares used in computing per share data:
Basic	57,234	48,922	57,149	45,519
Diluted	57,234	48,922	57,149	45,519

See accompanying notes.

INDUS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(12,116)	$(9,487)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,161	5,562
Changes in operating assets and liabilities:
Billed accounts receivable	197	6,942
Unbilled accounts receivable	1,005	4,999
Other current assets	(561)	649
Other accrued liabilities	5,576	(4,022)
Deferred revenue	(8,308)	(15,616)
Other operating assets and liabilities	(1,938)	5,328

Net cash used in operating activities	(8,984)	(5,645)

Cash flows from investing activities:
Purchase of marketable securities	—	(1,949)
Sale of marketable securities	—	2,706
Increase in restricted cash	(944)	(343)
Acquisition of business	(487)	(6,832)
Capitalized software	(3)	(3,121)
Acquisition of property and equipment	(2,077)	(1,829)

Net cash used in investing activities	(3,511)	(11,368)

Cash flows from financing activities:
Proceeds from issuance of note payable	—	11,446
Payments of note payable and capital leases	(422)	(133)
Proceeds from issuance of common stock	370	268

Net cash (used in) provided by financing activities	(52)	11,581

Effect of exchange rate differences on cash	(73)	882
Net decrease in cash and cash equivalents	(12,620)	(4,550)
Cash and cash equivalents at beginning of period	31,081	32,667

Cash and cash equivalents at end of period	$18,461	$28,117

See accompanying notes.

INDUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial information has been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission’s (“SEC”) rules and regulations. In the opinion of management, these condensed consolidated financial statements contain all normal adjustments considered necessary for a fair presentation of the financial position at September 30, 2004, the results of operations for the three and six-month periods ended September 30, 2004 and 2003 and changes in cash flows for the six-month periods ended September 30, 2004 and 2003. The condensed, consolidated balance sheet at March 31, 2004 has been derived from the audited consolidated financial statements at that date. Certain prior period amounts have been reclassified to conform to current period classifications.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended March 31, 2004 that are included in the Company’s 2004 Annual Report on Form 10-K as filed with the SEC. The consolidated results of operations for the three and six months ended September 30, 2004 are not necessarily indicative of the results to be expected for any subsequent quarter or period, or for the entire fiscal year ending March 31, 2005.

2.	Restructuring Expenses

The Company recorded restructuring costs of $1.9 million and $12.4 million for the three and six months ended September 30, 2004, respectively.

In the six months ended September 30, 2004, the Company recorded restructuring charges of $12.4 million for revisions to accounting estimates from prior business restructurings and for additional restructuring charges related to office and business consolidations and employee severance. A revision to the Company’s expected sublease income for two unoccupied floors in San Francisco comprised $1.4 million of this expense. Further consolidation of office space in San Francisco and Atlanta resulted in $7.8 million in additional restructuring charges for the six months ended September 30, 2004. This consolidation included vacating three floors in Atlanta and one additional floor in San Francisco. The remaining $3.2 million in restructuring expense is associated with the elimination of approximately 140 positions, including the transfer of certain functions to the company-owned office buildings in Columbia, SC and the outsourcing of some development functions to India. Of these amounts, $1.9 million in severance-related restructuring expenses were recorded in the three months ended September 30, 2004. These restructuring charges have been recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No. 112, “Employer’s Accounting for Postemployment Benefits.”

In October 2004, the Company negotiated a sublease arrangement for two previously vacated floors of its San Francisco office. In accordance with SFAS No. 146, the Company anticipates a beneficial revision to its restructuring accrual estimates by approximately $1.0 million in the three-month period ending December 31, 2004 as a result of this sublease arrangement.

Between January 1, 2000 and March 31, 2004, the Company recorded restructuring charges totaling $22.7 million. Restructuring costs of $2.1 million and $10.2 million were recorded for fiscal years 2000 and 2001, respectively, in connection with the relocation of the Company’s headquarters and certain administrative functions to Atlanta, GA, severance payments related to the elimination of more than 50 positions, and charges representing the estimated excess lease costs associated with subleasing redundant San Francisco office space. In fiscal year 2002, the Company recorded restructuring costs of approximately $8.2 million, of which $3.4 million related to the suspension of the United Kingdom Ministry of Defense (“MoD”) project and the Company’s subsequent demobilization and reduction in workforce and required support office facilities and $4.8 million related to changes in the Company’s estimates of excess lease costs associated with subleasing redundant office space in San Francisco, Dallas and Pittsburgh. In the three-month transition period ended March 31, 2003, the

Company recorded restructuring expenses of $2.2 million related to further space consolidation in the Company’s San Francisco office.

The restructuring accruals remaining as of September 30, 2004 are included in the Condensed Consolidated Financial Statements in “Accrued liabilities” for amounts due within one year and “Other liabilities” for amounts due after one year. The following is a summary of activity in the restructuring accruals for the six months ended September 30, 2004 (in thousands):

Company headquarters relocation:

Facilities
Balance at March 31, 2004	$8,243

Payments in Q1 2005	(581)
Accruals in Q1 2005	11
Adjustments in Q1 2005	1,387

Balance at June 30, 2004	9,060

Payments in Q2 2005	(590)
Accruals in Q2 2005	14
Adjustments in Q2 2005	—

Balance at September 30, 2004	$8,484

MoD project suspension:

Facilities
Balance at March 31, 2004	$1,034

Payments in Q1 2005	(146)
Accruals in Q1 2005	—
Adjustments in Q1 2005	(119)

Balance at June 30, 2004	769

Payments in Q2 2005	(146)
Accruals in Q2 2005	—
Adjustments in Q2 2005	—

Balance at September 30, 2004	$623

Office and business consolidation:

	Severance and
	Related Costs	Facilities	Total
Balance at March 31, 2004	$—	$—	$—

Payments in Q1 2005	(664)	—	(664)
Accruals in Q1 2005	1,314	7,773	9,087
Adjustments in Q1 2005	—	—	—

Balance at June 30, 2004	650	7,773	8,423

Payments in Q2 2005	(976)	(621)	(1,597)
Accruals in Q2 2005	1,840	42	1,882
Adjustments in Q2 2005	—	—	—

Balance at September 30, 2004	$1,514	$7,194	$8,708

3.	Loss per Share

Basic loss per share is computed using net loss and the weighted average number of common shares outstanding during each period. Diluted loss per share is computed using net loss and the weighted average number of outstanding common shares and dilutive common stock equivalents during each period.

The Company has excluded all outstanding stock options and warrants to purchase common stock from the calculation of diluted net loss per share because all securities are antidilutive for the periods presented. As of September 30, 2004 and 2003, stock options and warrants to purchase an aggregate of 10.9 million and 9.4 million shares, respectively, were outstanding. The warrants expired in June 2004. The 8% Convertible Notes issued to fund the acquisition of Indus Utility Systems, Inc. (“IUS”), formerly SCT Utility Systems, Inc., were converted into 9,751,859 shares of common stock in July 2003.

The weighted average numbers of shares outstanding used in the calculations of basic and fully-diluted loss per share for the three and six months ended September 30, 2004 are 57,233,665 shares and 57,149,200 shares, respectively. The weighted average numbers of shares outstanding used in the calculations of basic and fully-diluted loss per share for the three and six months ended September 30, 2003 are 48,922,215 shares and 45,519,106 shares, respectively.

4.	Comprehensive Loss

Comprehensive loss includes net loss, foreign currency translation adjustments and unrealized gains and losses on securities investments that are excluded from net loss and reflected in stockholders’ equity.

The following table sets forth the calculation of comprehensive loss for the three and six months ended September 30, 2004 and 2003, respectively (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss	$(2,187)	$(4,563)	$(12,116)	$(9,487)
Other comprehensive income (loss), net of taxes:
Unrealized loss on investments, net of taxes	—	—	—	(1)
Foreign currency translation adjustment, net of taxes	107	(276)	(87)	969

Total other comprehensive income (loss), net of taxes	107	(276)	(87)	968

Comprehensive loss	$(2,080)	$(4,839)	$(12,203)	$(8,519)

5.	Stock-Based Compensation

As permitted under SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, the Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and accordingly recognizes no compensation expense for the stock option grants as long as the exercise price is equal to or greater than the fair value of the shares at the date of grant.

For purposes of pro forma disclosures, as required by SFAS No. 123, which also requires that the pro forma information be determined as if the Company had accounted for its employee stock option grants under the fair value method required by SFAS No. 123, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma net loss including pro forma compensation expense, net of tax for the three and six months ended September 30, 2004 and 2003, respectively, is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss as reported	$(2,187)	$(4,563)	$(12,116)	$(9,487)
Add: Total stock-based compensation expense determined under the intrinsic value method	—	8	27	12
Deduct: Total stock-based compensation expense determined under fair-value based method for all awards	(1,589)	(1,182)	(2,549)	(1,496)

Pro forma net loss	$(3,776)	$(5,737)	$(14,638)	$(10,971)

Loss per share:
Basic:
As reported	$(0.04)	$(0.09)	$(0.21)	$(0.21)

Pro forma	$(0.07)	$(0.12)	$(0.26)	$(0.24)

Diluted:
As reported	$(0.04)	$(0.09)	$(0.21)	$(0.21)

Pro forma	$(0.07)	$(0.12)	$(0.26)	$(0.24)

Shares used in computing per share data:
Basic	57,234	48,922	57,149	45,519

Diluted	57,234	48,922	57,149	45,519

6.	Recent Accounting Pronouncements

In January 2003, the FASB issued and subsequently revised in December 2003, FIN No. 46, “Consolidation of Variable Interest Entities”, which clarifies the consolidation accounting guidance of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entities to finance their activities without additional subordinated financial support from other parties. Such entities are known as variable interest entities (“VIE”). The Company’s adoption of FIN 46 had no impact on the Company’s financial position and results of operations as a result of such adoption. The Company had no VIEs during the six months ended September 30, 2004.

7.	Income Taxes

The provisions for income taxes for the three and six months ended September 30, 2004 and 2003 are attributable to the withholding of income taxes on revenues generated from foreign countries. At September 30, 2004, the Company had net operating losses, totaling approximately $59.1 million, inclusive of losses for the six months ended September 30, 2004, to carry forward which, subject to certain limitations, may be used to offset future income through 2025.

8.	Restricted Cash

The Company had restricted cash of approximately $6.5 million at September 30, 2004 and $5.6 million at March 31, 2004, of which $5.9 million at September 30, 2004 and $5.0 million at March 31, 2004 supported letters of credit and performance bonds. A total of $4.6 million in restricted cash should be released in increments of $2.3 million each in both January 2006 and May 2008, relative to the expiration of letters of credit supporting a performance bond and the Company’s leased facilities in San Francisco, CA, respectively. Of the remaining amount, $0.5 million should be released ratably through June 2005. At both dates there was $0.6 million in an interest bearing cash account collateralizing the Company’s mortgage note payable.

9.	Segment Information and Geographic Data

The Company operates in one reportable segment, service delivery management (“SDM”) and sells software and services offerings to enable the three principal components of SDM: asset management, customer management and field service management. Neither the acquisition of IUS nor the acquisition of Wishbone Systems, Inc. (“Wishbone”) resulted in a new business segment for the Company. The Company manages its business by geographic areas.

Geographic revenue information for the three and six-month period ended September 30, 2004 and 2003 is based on customer location, and is shown in thousands. In prior periods, geographic revenue information has been shown by selling location. The Company believes that providing this data by customer location aligns more closely with the way the business is managed. Prior period data have been restated to reflect this revision. Long-lived asset information is based on the physical location of the assets.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenue (based on customer location):
North America	$26,476	$27,722	$52,546	$60,178
Europe, Middle East and Africa	4,964	4,662	9,779	9,131
Asia Pacific, including Japan	1,126	1,621	8,793	2,922

Total consolidated revenue	$32,566	$34,005	$71,118	$72,231

Total long-lived assets outside North America were approximately $0.5 million and $0.7 million as of September 30, 2004 and March 31, 2004, respectively.

10.	Litigation

In February 2003, Integral Energy Australia brought a claim against IUS (which was then known as SCT Utility Systems, Inc.) in the Supreme Court of New South Wales, Australia, relating to the implementation of IUS software. On March 5, 2003, the Company acquired IUS from Systems and Computer Technology Corporation (“SCT”) and subsequently merged IUS into the Company. The Company is now the defendant in this lawsuit. The amount of damages asserted against the Company is not determinable. Pursuant to the terms of the Purchase Agreement among the Company and SCT and its affiliates, SCT and those affiliates of SCT that were a party to the Purchase Agreement agreed to defend the Company against the claims in this suit and to indemnify the Company from all losses relating thereto.

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

License and hosting agreements with customers generally contain infringement indemnity provisions. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with patent, copyright, trademark or trade secret infringement claims made by third parties with respect to the customer’s authorized use of our products and services. The indemnity provisions generally provide for the Company to control defense and settlement and cover costs and damages finally awarded against the customer. The indemnity provisions also generally provide that if the Company’s products infringe, or in the Company’s opinion it is likely that they will be found to infringe, on the rights of a third-party Indus will, at its option and expense, procure the right to use the infringing product, modify the product so it is no longer infringing, or return the product for a partial refund that reflects the reasonable value of prior use. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations. The Company accounts for these indemnity obligations in accordance with SFAS No. 5, “Accounting for Contingencies,” and records a liability for these obligations when a loss is probable and reasonably estimable. The Company has not recorded any liabilities for these arrangements as of September 30, 2004.

Services agreements with customers may also contain indemnity provisions for death, personal injury or property damage caused by the Company’s personnel or contractors in the course of performing services to customers. These agreements, generally agree to indemnify, defend and hold harmless the customer in connection with death, personal injury and property damage claims made by third parties with respect to actions of the Company’s personnel or contractors. The indemnity provisions generally provide for the Company’s control of defense and settlement and cover costs and damages finally awarded against the customer. The indemnity obligations contained in services agreements generally have no specified expiration date and no specified monetary limitation on the amount of award covered. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations and estimates the fair value of these potential obligations to be nominal. Accordingly, no liabilities have been recorded for these agreements as of September 30, 2004.

Some services agreements require the Company to maintain performance bonds as security for the performance of the Company’s obligations under those agreements. Some of the performance bonds require cash to be restricted as collateral. The obligations to maintain these bonds typically expire either at a date specified in the applicable contract or upon the performance of the Company’s obligations. Due to the Company’s historical experience of successful software implementations, the Company has no significant history of payment under these types of bonds. The Company has not recorded any liabilities for these arrangements as of September 30, 2004.

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

12.	Goodwill and Acquisition-Related Intangible Assets

Goodwill, which represents the excess of purchase price over fair value of net assets acquired, increased by $486,000 during the six months ended September 30, 2004. The Company recorded an increase to the purchase price of Wishbone for the costs to relocate certain Wishbone employees to Atlanta, GA, as planned with the acquisition. Goodwill is not amortized, but is subject to impairment testing criteria. For purposes of its impairment testing, the Company considers itself to be a single reporting unit and assesses goodwill impairment on an enterprise-wide level. The Company evaluates the carrying value of goodwill annually as of December 31 and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the asset below its carrying amount. The Company has recorded goodwill of $0.4 million associated with the acquisition of IUS and $7.0 million associated with the acquisition of Wishbone. No impairment losses have been recorded through September 30, 2004.

Acquisition-related intangible assets are stated at cost less accumulated amortization, and include values for developed technology, customer base, contracts and trade names. Acquired technology is being amortized over the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. Other intangible assets are being amortized on a straight-line basis over a period of two to fifteen years. Total amortization expense for intangible assets was $520,000 and $451,000 for the three months ended September 30, 2004 and 2003, respectively, and was $1.0 million and $905,000 for the six months ended September 30, 2004 and 2003, respectively, and is included in general and administrative expense in the accompanying Condensed Consolidated Statements of Operations.

Acquisition-related intangible assets consist of the following (in thousands):

September 30,
2004
Acquired trademarks	$730
Acquired technology	2,870
Acquired contracts and customer base	10,926

Total acquired intangible assets	14,526
Less accumulated amortization	(3,004)

Net intangible assets	$11,522

The remaining weighted-average amortization period on all acquired intangible assets is approximately ten years. Trademarks and technology have a remaining weighted-average amortization period of approximately four years and contracts and customer base have a remaining weighted-average amortization period of approximately twelve years. The Company expects future amortization expense from acquired intangible assets as of September 30, 2004 to be as follows (in thousands):

2005 (remainder of fiscal year)	$938
2006	1,466
2007	1,432
2008	1,334
2009	799
Thereafter	5,553

$11,522

13.	Software Development Costs

The Company accounts for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”, whereby costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs are capitalized. With the one exception noted in the following paragraph, software development costs incurred subsequent to the establishment of technological feasibility have not been significant, and all software development costs have been charged to research and development expense as incurred.

The Company capitalized $7.7 million of development costs related to the internationalization of one of its products to Asian markets through March 31, 2004. The product became generally available for sale during the three months ended June 30, 2004, and the related capitalized software development costs became subject to amortization. In accordance with the provisions of SFAS No. 86, amortization is determined as the greater of the amount computed using (a) the ratio that current gross revenues for the product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining economic life of the product including the period being reported on. Amortization expense of $313,000 and $2.1 million was recorded in the three and six months ended September 30, 2004, respectively, and is included in “Cost of revenue: Software license fees” in the accompanying Condensed Consolidated Statements of Operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

In addition to historical information, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect management’s current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of phrases and expressions such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will” or other similar words or phrases. These statements, which speak only as of the date given, are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our expectations or projections. These risks include, but are not limited to, projected growth in the emerging service delivery management market, market acceptance of our service delivery management strategy, current market conditions for our products and services, the capital spending environment generally, our ability to achieve growth in our Asset Suite, Customer Suite and Service Suite offerings, market acceptance and the success of our new products and enhancements and upgrades to our existing products, the success of our product development strategy, our competitive position, the ability to establish and retain partnership arrangements, our ability to develop our indirect sales channels, the successful integration of the acquisition of Wishbone Systems, Inc. (“Wishbone”) including the challenges inherent in diverting our management’s attention, changes in our executive management team, uncertainty relating to and the management of personnel changes, the ability to realize the anticipated benefits of our recent restructurings, timely development and introduction of new products, releases and product enhancements, heightened security and war or terrorist acts in countries of the world that affect our business, and other risks identified in the section of this Report entitled “Factors Affecting Future Performance,” beginning on page 26. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Overview

Indus International, Inc. (the “Company” or “Indus”) develops, licenses, implements, supports, and hosts service delivery management (“SDM”) solutions, which help clients in a broad array of industries optimize the management of their customers, assets, workforce, spare parts inventory, tools and documentation in order to maximize performance and customer satisfaction while reducing operating expenses. Historically, our solutions have been focused on asset management, and more recently on customer management. Through our acquisitions of best-in-class customer management software in March 2003 and field service management software in January 2004, we believe that we are the first company to offer comprehensive suites of world-class customer, asset, and field service management solutions, which we market and sell as our SDM solutions.

Indus’ solutions are comprised of three distinct suites: Customer Suite, Asset Suite, and Service Suite. Customer Suite provides the functionality for energy and utility customers to optimize customer-facing activities, encompassing call center, customer information tracking, billing, and accounts receivable functions. Asset Suite supports organizations’ operations and maintenance workforce, inventory management and procurement professionals, safety and compliance engineers, and other decision-making personnel affected by asset care decisions throughout the enterprise. Service Suite provides resource optimization enabling customers to dispatch resources with all the required tools, information, and parts at the promised time, optimizing schedules based on customer or asset demands, travel times, service level agreements, technician skills requirements, and internal costs. Other complementary solutions include mobile computing, enterprise asset integration tools, sophisticated search capabilities, data warehousing products, and integration to leading ERP products for financial and human resources functions.

Our SDM solutions also include consulting, training and educational services, and customer support, hosting and outsourcing services, offered as part of the Indus Service Select program. Service Select offerings include comprehensive implementation programs, strategic consulting, training and education solutions, and three-tiered customer maintenance and support plans.

Critical Accounting Policies

Management’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, accounts receivable and allowance for doubtful accounts, valuation of goodwill and intangibles and restructuring. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition:

The Company’s revenue arises from two sources: (a) the sale of licenses to use our software products, and (b) the delivery of customer support, outsourcing, hosting, implementation, consulting, training and education services related to our software products. Revenue recognition rules for software companies are very complex, often subject to interpretation, and continue to evolve. Very specific and detailed guidelines in measuring revenue are followed by the Company; however, certain judgments affect the application of the Company’s revenue policy. On occasion, the Company is unable to recognize software license revenue in the period an order is received due to the complexities of the applicable accounting standards, the judgments involved and contractual provisions in response to customer demands. Delays in the timing and amount of revenue recognition for software license fees have caused volatility in the Company’s financial results.

Software license fee revenue is recognized when a non-cancelable license agreement becomes effective as evidenced by a signed contract, product delivery, a fixed or determinable license fee and probability of collection. If the license fee is not fixed or determinable, revenue is recognized as payments become due from the customer. In arrangements that include rights to multiple software products and/or services, the total arrangement fee is allocated among each of the deliverables using the residual method, under which revenue is allocated to undelivered elements based on vendor-specific objective evidence (“VSOE”) of fair value of such undelivered elements and the residual amounts of revenue are allocated to delivered elements. Elements included in multiple element arrangements may consist of software products, maintenance (which includes customer support services and unspecified upgrades), hosting and consulting services. VSOE is based on the price generally charged when an element is sold separately or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change when the element is sold separately. If VSOE does not exist for an undelivered element, the total arrangement fee will be taken to revenue over the life of the contract.

Revenue from consulting and implementation services is, in general, time and material based and recognized as the work is performed. Delays in project implementation will result in delays in revenue recognition. Some professional consulting services involve fixed-price and/or fixed-time arrangements and are recognized using contract accounting, which requires the accurate estimation of the cost, scope and duration of each engagement. Revenue for these projects is recognized on the percentage-of-completion method, with progress-to-completion measured by using specific milestones, usually labor unit inputs, with revisions to estimates reflected in the period in which changes become known. Project losses are provided for in their entirety in the period they become known, without regard to the percentage-of-completion. If the Company does not accurately estimate the resources required or the scope of work to be performed, or does not manage its projects properly within the planned periods of time or satisfy its obligations under the contracts, then future consulting margins on these projects may be negatively affected or losses on existing contracts may need to be recognized. Although the Company has a good history of successful services performance, occasional deviations from the significant estimates required for larger services engagements, particularly those with fixed-price arrangements, have caused volatility in the Company’s financial results.

Revenue from customer support services is recognized ratably over the term of the support contract, typically one year. Revenue from outsourcing and hosting services is recognized based upon contractually agreed upon rates per user or service, over a contractually defined time period.

Accounts Receivable and Allowance for Doubtful Accounts:

Billed and unbilled accounts receivable are credit based. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability or failure of its customers to make required payments. This allowance is formula-based, supplemented by an evaluation of specific accounts where there may be collectibility risk. If the methodology the

Company uses to calculate this allowance does not properly reflect future collections, revenue could be overstated or understated. On an ongoing basis, the Company evaluates the collectibility of accounts receivable based upon historical collections and an assessment of the collectibility of specific accounts. The Company evaluates the collectibility of specific accounts using a combination of factors, including the age of the outstanding balance(s), evaluation of the account’s financial condition, recent payment history, and discussions with the Company’s account executive for the specific customer. Based upon this evaluation of collectibility, any increase or decrease required in the allowance for doubtful accounts is reflected in the period in which the evaluation indicates that a change is necessary. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts was $711,000 as of September 30, 2004 and $912,000 as of March 31, 2004. The decrease is attributable to improved collections of aged accounts receivable during the six months ended September 30, 2004.

The Company generates a significant portion of revenues and corresponding accounts receivable from sales to the utility industry. As of September 30, 2004, approximately $13.4 million, or 62.0%, of the Company’s gross billed accounts receivable were attributable to software license fees and services sales to utility customers. In determining the Company’s allowance for doubtful accounts, the Company has considered the financial condition of the utility industry as a whole, as well as the financial condition of individual utility customers. While the utility industry customers served by the Company are generally in the regulated or retail sector, their unregulated affiliated activities might affect the ability to collect amounts due.

Revenue from sales denominated in currencies other than the U.S. Dollar resulted in approximately $4.2 million of the Company’s September 30, 2004 gross billed accounts receivable being denominated in foreign currencies, of which approximately $2.6 million were denominated in British Pounds. Historically, the foreign currency gains and losses on these receivables have not been significant, and the Company has determined that foreign currency derivative products are not required to hedge the Company’s exposure. If the value of the U.S. Dollar significantly increased versus one or more foreign currencies, the U.S. Dollar equivalents received from the Company’s customers could be significantly less than the September 30, 2004 reported amount.

Valuation of Intangible Assets and Goodwill:

The acquisitions of Indus Utility Systems, Inc. (“IUS”) formerly SCT Utility Systems, Inc., in March 2003 and Wishbone in January 2004 resulted in the recording of goodwill, which represents the excess of the purchase price over the fair value of assets acquired, as well as other definite-lived intangible assets.

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

Restructuring:

In the six months ended September 30, 2004, the Company recorded restructuring charges of $12.4 million for revisions to accounting estimates from prior business restructurings and for additional restructuring charges related to office and business consolidations and employee severance. A revision to the Company’s expected sublease income for two unoccupied floors in San Francisco comprised $1.4 million of this expense. Further consolidation of office space in San Francisco and Atlanta resulted in $7.8 million in new restructuring charges for the six months ended September 30, 2004. This consolidation included vacating three floors in Atlanta and one additional floor in San Francisco. The remaining $3.2 million in restructuring expense is associated with the elimination of approximately 140 positions, including the transfer of certain functions to the company-owned office buildings in Columbia, SC and the outsourcing of some development functions to India. Of these amounts, $1.9 million in severance-related restructuring expenses were recorded in the three months ended September 30, 2004. These restructuring charges have been recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No. 112, “Employer’s Accounting for Postemployment Benefits.”

In October 2004, the Company negotiated a sublease arrangement for two previously vacated floors of its San Francisco office. In accordance with SFAS No. 146, the Company anticipates a beneficial revision to its restructuring accrual estimates by approximately $1.0 million in the three-month period ending December 31, 2004 as a result of this sublease arrangement. Should rental conditions in the Company’s Atlanta location deteriorate to the point where the remaining redundant office space is not leased, the Company could incur additional charges totaling approximately $6.6 million over the remaining period of fiscal years 2005 through 2012. Should rental conditions improve, it is possible that higher than anticipated sublease income will be generated. Any required increase or decrease in this accrual will be reflected in the period in which the evaluation indicates that a change is necessary.

Between January 1, 2000 and March 31, 2004, the Company recorded restructuring charges totaling $22.7 million. Restructuring costs of $2.1 million and $10.2 million were recorded for fiscal years 2000 and 2001 in connection with the relocation of the Company’s headquarters and certain administrative functions to Atlanta, GA, severance payments related to the elimination of more than 50 global positions, and charges representing the estimated excess lease costs associated with subleasing redundant San Francisco office space. In fiscal year 2002, the Company recorded restructuring costs of approximately $8.2 million, of which $3.4 million related to the suspension of the United Kingdom Ministry of Defense (“MoD”) project and the Company’s subsequent demobilization and reduction in workforce and required support office facilities and $4.8 million related to changes in the Company’s estimates of excess lease costs associated with subleasing redundant office space in San Francisco, Dallas and Pittsburgh. In the three-month transition period ended March 31, 2003, the Company recorded restructuring expenses of $2.2 million related to further space consolidation in the Company’s San Francisco office.

The restructuring accruals remaining as of September 30, 2004 are included in the Condensed Consolidated Financial Statements in “Accrued liabilities” for amounts due within one year and “Other liabilities” for amounts due after one year.

Consolidated Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Revenue

	Three Months Ended		%
	9/30/2004	9/30/2003	Change
	(Unaudited)
	(In thousands)
Software license fees	$6,541	$5,263	24.3%
Percentage of total revenue	20.1%	15.5%
Support, outsourcing and hosting	15,321	14,037	9.1%
Percentage of total revenue	47.0%	41.3%
Consulting, training and other	10,704	14,705	(27.2)%
Percentage of total revenue	32.9%	43.2%

Total revenue	$32,566	$34,005

The Company’s revenue arises from two sources: (a) the sale of licenses to use our software products, and (b) the delivery of customer support, outsourcing, hosting, implementation, consulting, training and education services related to our software products. Customer support, outsourcing and hosting services are typically sold under agreements lasting one or more years, the revenue from which is recognized, in most cases, ratably over the periods covered by the agreements.

Software license fees: Software license fees increased 24.3% to $6.5 million in the three months ended September 30, 2004. The increase in software license fees is attributable to sales of additional Indus products, primarily into its existing customer base, including Service Suite. Service Suite was acquired from Wishbone in January 2004 and, therefore, was not available for sale in the second quarter of fiscal 2004. The Company recognized a significant sale of Service Suite to a major U.S. utility in the quarter ended September 30, 2004. The Company continues to prudently expand its sales efforts in the Eastern Europe and Asia-Pacific regions of the world; geographic markets that the Company believes provide opportunities for growth. The Company recognized a significant sale of its Asset Suite to a major Hungarian power producer in the quarter ended September 30, 2004.

Support, outsourcing and hosting: Support, outsourcing and hosting revenue increased 9.1% to $15.3 million in the three months ended September 30, 2004. The increase in support, outsourcing and hosting revenue is attributable to organic growth in the Company’s hosting business of $0.7 million and additional customer support revenue associated with sales of software licenses. Effective October 15, 2004, the Company did not renew a non-strategic outsourcing contract which provided recurring revenues of approximately $1.0 million per quarter.

Consulting, training and other: The 27.2% decrease in consulting, training and other revenue to $10.7 million in the three months ended September 30, 2004 is due to the wind-down of certain significant services engagements during the quarter, the deferral by customers of engagements previously scheduled and the Company’s inability to accelerate work on prospective customer engagements per historical trends. Some significant services engagements were sold during the second quarter of fiscal 2005 to replenish our services engagements backlog, which we believe will result in a sequential increase in consulting, training and other services revenue in the third quarter of fiscal 2005.

Cost of Revenue

	Three Months Ended		%
	9/30/2004	9/30/2003	Change
	(Unaudited)
	(In thousands)
Cost of software license fees	$581	$149	289.9%
Percentage of software license revenue	8.9%	2.8%
Cost of support, outsourcing and hosting	4,436	4,996	(11.2)%
Percentage of support, outsourcing and hosting revenue	29.0%	35.6%
Cost of consulting, training and other	9,402	10,341	(9.1)%
Percentage of consulting, training and other revenue	87.8%	70.3%

Total cost of revenue	$14,419	$15,486

Cost of revenue consists of (i) amortization of the costs associated with internally developed software, (ii) amounts paid to third parties for inclusion of their products in the Company’s software, (iii) personnel, data maintenance and related costs for customer support, hosting and outsourcing services, and (iv) personnel and related costs for implementation, consulting and training services.

Cost of software license fees: The increase in cost of software license fees in the three months ended September 30, 2004 is due to amortization of $0.3 million in capitalized software development costs related to a double-byte character-enabled version of our Asset Suite. The product was made generally available for sale in April 2004. There was no corresponding amortization in the three months ended September 30, 2003.

Cost of services revenue — customer support, outsourcing and hosting: The decrease in cost of customer support, outsourcing and hosting services is attributable to the efficiencies gained through consolidation of the Company’s North American customer support operations in Columbia, SC, which included the elimination of certain positions. The consolidation of its customer support operations was a part of the Company’s business restructuring plan implemented during the first quarter of fiscal 2005. The Company anticipates that the cost of customer support, outsourcing and hosting services will decrease in the third quarter of fiscal 2005 with the elimination of personnel associated with the non-strategic outsourcing contract that was not renewed effective October 15, 2004, as noted above.

Cost of services revenue — consulting, training and other: Cost of consulting, training and other services decreased in the three months ended September 30, 2004, as compared to the same period of the prior year, due to staffing reductions effectuated in conjunction with the decline in consulting, training and other services revenue. As a percentage of revenue, cost of consulting, training and other services revenue increased due to less than anticipated utilization of personnel prior to the aforementioned staffing reductions. The Company anticipates efficiencies more in line with historical results beginning with the third quarter of fiscal 2005.

Operating Expenses

	Three Months Ended		%
	9/30/2004	9/30/2003	Change
	(Unaudited)
	(In thousands)
Research and development	$7,377	$8,769	(15.9)%
Percentage of total revenue	22.7%	25.8%
Sales and marketing	6,941	8,835	(21.4)%
Percentage of total revenue	21.3%	26.0%
General and administrative	3,765	5,075	(25.8)%
Percentage of total revenue	11.6%	14.9%
Restructuring expense	1,937	11	> 1,000%
Percentage of total revenue	5.9%	0.0%

Total operating expense	$20,020	$22,690

Research and development: Research and development expenses include personnel and related costs, primarily internal and offshore, third party consultant fees and computer processing costs, all directly attributable to the development of new software products and enhancements to existing products. The reduction in research and development expenses for the three months ended September 30, 2004 from the same period of the prior year is attributable to the combined effects of two principal actions: (1) the elimination of personnel dedicated to less strategic product lines; and (2) better utilization of offshore research and development resources in India. Total research and development expenditures have been reduced by approximately $2.9 million from the same period of the prior year, when considering the $1.4 million decline in expenses and the $1.5 million of software development costs capitalized in the three months ended September 30, 2003 for the development of the double-byte character-enabled version of our Asset Suite.

Sales and marketing: Sales and marketing expenses include personnel costs, sales commissions, and the costs of advertising, public relations, and participation in industry conferences and trade shows. The reduction in sales and marketing expenses for the three months ended September 30, 2004 from the same period in the prior year is attributable to the elimination of certain sales and marketing positions as part of the Company’s restructuring plan implemented in August 2004 and its continued efforts toward cost containment and better allocations of resources.

General and administrative: General and administrative expenses include personnel and other costs of the Company’s finance, human resources and administrative operations. The $1.3 million reduction in general and administrative expenses for the three months ended September 30, 2004 from the same period of the prior year is attributable to consolidation of certain previously decentralized accounting and administrative functions into the Company’s headquarters in Atlanta, GA and continued cost containment programs.

Restructuring expenses: The Company recorded a $1.9 million restructuring charge in the three months ended September 30, 2004. The restructuring charge represents severance costs associated with the elimination of approximately 70 positions worldwide to further improve the Company’s operational efficiencies. In October 2004, the Company executed a sublease arrangement for two previously vacated floors in its San Francisco, CA office. The Company anticipates recording a beneficial revision to its prior restructuring accrual estimates in the amount of approximately $1.0 million in the three-month period ending December 31, 2004 as a result of this sublease arrangement. The Company could incur additional increases or decreases to its existing accruals in the event that the underlying assumptions used to develop the Company’s estimates of excess lease costs change, such as the timing and the amount of any sublease income.

Interest Expense, Other Income (Expense) and Provision for Income Taxes

	Three Months Ended		%
	9/30/2004	9/30/2003	Change
	(Unaudited)
	(In thousands)
Interest expense, net	$(132)	$(87)	51.7%
Percentage of total revenue	(0.4)%	(0.3)%
Other income (expense), net	(65)	77	184.4%
Percentage of total revenue	(0.2)%	0.2%
Provision for income taxes	117	382	(69.4)%
Percentage of total revenue	0.4%	1.1%

Interest expense, net: Interest expense, net arises from interest expense on debt financing and debt incurred with the acquisition of IUS in March 2003 and interest income generated from the Company’s invested cash balances. Interest expense for the three months ended September 30, 2004 declined $142,000 due to less debt outstanding, as the convertible notes to finance the IUS acquisition were converted to equity in the second quarter of fiscal 2004. Interest income declined $187,000 for the three months ended September 30, 2004 as compared to the same period in 2003 due to less cash available for investment.

Other income (expense), net: Other income (expense), net is primarily attributable to foreign exchange gains or losses. Foreign exchange losses were $65,000 in the three months ended September 30, 2004 as compared to foreign exchange gains of $86,000 for the same period of 2003. This variance reflects changes in relative values of currencies in which the Company’s non-U.S. subsidiaries do business and revaluation of certain balances between the parent company and its non-U.S. subsidiaries.

Provision for income taxes: Income taxes include federal, state and foreign income taxes. The provisions for income taxes for the three months ended September 30, 2004 and 2003 are attributable to the withholding of income taxes on revenues generated in foreign countries. As of September 30, 2004, the Company had significant net operating losses to carry forward to offset taxable income that may arise in the future, subject to certain limitations.

Six Months Ended September 30, 2004 Compared to Six Months Ended September 30, 2003

Revenue

	Six Months Ended		%
	9/30/2004	9/30/2003	Change
	(Unaudited)
	(In thousands)
Software license fees	$15,975	$14,079	13.5%
Percentage of total revenue	22.5%	19.5%
Support, outsourcing and hosting	30,115	29,061	3.6%
Percentage of total revenue	42.3%	40.2%
Consulting, training and other	25,028	29,091	(14.0)%
Percentage of total revenue	35.2%	40.3%

Total revenue	$71,118	$72,231

Software license fees: Software license fees increased 13.5% to $16.0 million in the six months ended September 30, 2004. The increase is principally attributable to sales of additional Indus products, primarily into its existing customer base, including the Service Suite acquired from Wishbone in January 2004. In the first quarter of fiscal 2005 Indus recognized a greater than $5.0 million license fee from Tokyo Electric Power Company (“TEPCO”) after product acceptance by TEPCO and upon delivery of the double-byte character-enabled version of our Asset Suite product in April 2004. This TEPCO license fee had been classified as deferred revenue beginning with the quarter ended March 31, 2003. For comparison purposes, approximately $5.0 million of software license fees recognized in the first quarter of fiscal 2004, previously classified as deferred revenue, was attributable to a single customer.

Support, outsourcing and hosting: Support, outsourcing and hosting revenue increased 3.6% to $30.1 million in the six months ended September 30, 2004. The increase in support, outsourcing and hosting revenue is attributable to organic growth in the Company’s hosting business and additional customer support revenue associated with sales of software licenses, offset by an approximate $1.0 million decline in outsourcing revenue from a concluded engagement present in the first six months of fiscal 2004.

Consulting, training and other: Consulting, training and other services revenue decreased 14.0% to $25.0 million in the six months ended September 30, 2004. The decrease in consulting, training and other services revenue is attributable to several factors experienced in the second quarter of fiscal 2005, including the wind-down of certain significant services engagements during the quarter, the deferral by customers of engagements previously scheduled and the Company’s inability to accelerate work on prospective customer engagements per historical trends.

Cost of Revenue

	Six Months Ended		%
	9/30/2004	9/30/2003	Change
	(Unaudited)
	(In thousands)
Cost of software license fees	$2,650	$378	601.1%
Percentage of software license revenue	16.6%	2.7%
Cost of support, outsourcing and hosting	9,439	10,654	(11.4)%
Percentage of support, outsourcing and hosting revenue	31.3%	36.7%
Cost of consulting, training and other	19,989	22,546	(11.3)%
Percentage of consulting, training and other revenue	79.9%	77.5%

Total cost of revenue	$32,078	$33,578

Cost of software license fees: The increase in cost of software license fees in the six months ended September 30, 2004 is due to amortization of $2.1 million in capitalized software development costs to create a double-byte character-enabled Japanese version of our Asset Suite. The product was made generally available for sale in April 2004. There was no such amortization in the six months ended September 30, 2003.

Cost of services revenue — customer support, outsourcing and hosting: The decrease in cost of customer support, outsourcing and hosting services is attributable to the efficiencies gained through consolidation of the Company’s North American customer support operations in Columbia, SC, which included the elimination of certain positions. The consolidation of its customer support operations was a part of the Company’s business restructuring plan implemented during the first quarter of fiscal 2005.

Cost of services revenue — consulting, training and other: Cost of consulting, training and other services decreased in the six months ended September 30, 2004, as compared to the same period of the prior year, due to staffing reductions effectuated in conjunction with the decline in consulting, training and other services revenue experienced in the second quarter of fiscal 2005. As a percentage of revenue, cost of consulting, training and other services revenue increased due to less than anticipated utilization of personnel prior to the aforementioned staffing reductions. The Company’s ongoing strategic resource plans call for more efficient use of existing personnel and more use of third party systems integrators.

Operating Expenses

	Six Months Ended		%
	9/30/2004	9/30/2003	Change
	(Unaudited)
	(In thousands)
Research and development	$16,096	$19,314	(16.7)%
Percentage of total revenue	22.6%	26.7%
Sales and marketing	14,973	17,194	(12.9)%
Percentage of total revenue	21.1%	23.8%
General and administrative	7,359	10,525	(30.1)%
Percentage of total revenue	10.3%	14.6%
Restructuring expense	12,395	23	> 1000%
Percentage of total revenue	17.4%	0.0%

Total operating expense	$50,823	$47,056

Research and development: Research and development expenses include personnel and related costs, primarily internal and offshore, third party consultant fees and computer processing costs, all directly attributable to the development of new software application products and enhancements to existing products. The reduction in research and development expenses for the six months ended September 30, 2004 from the same period of the prior year is attributable to the combined effects of two principal actions: (1) the elimination of personnel dedicated to less strategic product lines; and (2) better utilization of offshore research and development resources in India. Total research and development expenditures have been reduced by approximately $5.8 million from the same period of the prior year, when considering the $3.2 million decline in expenses and the $2.6 million of software development costs capitalized in the six months ended September 30, 2003 for the development of the double-byte character-enabled version of our Asset Suite.

Sales and marketing: Sales and marketing expenses include personnel costs, sales commissions, and the costs of advertising, public relations, and participation in industry conferences and trade shows. The reduction in sales and marketing expenses for the six months ended September 30, 2004 from the same period of the prior year is attributable to elimination of certain sales and marketing positions as part of the Company’s restructuring plans and its continued efforts toward cost containment and better allocations of resources.

General and administrative: General and administrative expenses include personnel and other costs of the Company’s finance, human resources and administrative operations. The $3.2 million reduction in general and administrative expenses for the six months ended September 30, 2004 from the same period of the prior year is attributable to consolidation of previously decentralized accounting and administrative functions into the Company’s headquarters in Atlanta, GA and continued cost containment programs.

Restructuring expenses: The Company recorded $12.4 million in restructuring charges in the six months ended September 30, 2004. The restructuring charges include three principal components, all incurred in conjunction with the Company’s efforts to more closely align its resources with its strategic plans: (1) $3.6 million associated with the abandonment of redundant office space and revisions to the Company’s estimates of the future costs of previously abandoned office space in San Francisco, CA; (2) $5.6 million associated with the elimination of excess office space in the Company’s headquarters in Atlanta, GA resulting from significant staffing reductions, the outsourcing of certain development work to India and the consolidation of the customer support function in Columbia, SC; and (3) $3.2 million of severance costs associated with the elimination of approximately 140 positions worldwide, necessitated by more extensive use of offshore development resources in India, consolidation of certain other business functions and to improve the operational efficiency of the Company. In October 2004, the Company executed a sublease arrangement for two previously vacated floors in its San Francisco, CA office. The Company anticipates recording a beneficial revision to its prior restructuring accrual estimates in the amount of approximately $1.0 million in the three-month period ending December 31, 2004 as a result of this arrangement. The Company could incur future increases or decreases to its existing accruals in the event that the underlying assumptions used to develop the Company’s estimates of excess lease costs, such as the timing and the amount of any sublease income change.

Interest Expense, Other Income (Expense) and Provision for Income Taxes

	Six Months Ended		%
	9/30/2004	9/30/2003	Change
	(Unaudited)
	(In thousands)
Interest expense, net	$(242)	$(366)	(33.9)%
Percentage of total revenue	(0.3)%	(0.5)%
Other income (expense), net	129	(125)	203.2%
Percentage of total revenue	0.2%	(0.2)%
Provision for income taxes	220	593	(62.9)%
Percentage of total revenue	0.3%	0.8%

Interest expense, net: Interest expense, net arises from debt financing and debt incurred with the acquisition of IUS in March 2003 and interest income generated from the Company’s invested cash balances. Interest expense, net for the six months ended September 30, 2004 declined due to less debt outstanding, as the convertible notes to finance the IUS acquisition were converted to equity in the second quarter of fiscal 2004. Interest income has declined due to less cash available for investment.

Other income (expense), net: Other income (expense), net is primarily attributable to foreign exchange gains or losses. Foreign exchange gains were $111,000 in the six months ended September 30, 2004 as compared to foreign exchange losses of $143,000 for the same period of 2003. This variance reflects changes in the relative values of currencies in which the Company’s non-U.S. subsidiaries do business and revaluation of certain balances between the parent company and its non-U.S. subsidiaries.

Provision for income taxes: Income taxes include federal, state and foreign income taxes. The provisions for income taxes for the six months ended September 30, 2004 and 2003 are attributable to the withholding of income taxes on revenues generated in foreign countries. As of September 30, 2004, the Company had significant net operating losses to carry forward to offset taxable income that may arise in the future, subject to certain limitations.

Liquidity and Capital Resources

As of September 30, 2004, the Company’s principal sources of liquidity consisted of approximately $18.5 million in cash and cash equivalents and $6.5 million in short and long-term restricted cash.

During the six months ended September 30, 2004:

•	Cash of $9.0 million was used in operating activities. The outflows of cash can be stratified into two categories: (1) cash payments associated with the Company’s current and prior business restructurings and other items and (2) cash payments associated with day-to-day business activities. Relative to the former category, in the six months ended September 30, 2004 the Company made cash payments of $3.7 million in settlement of current and prior business restructuring obligations and $0.5 million in settlement of an outstanding claim by the Department of Energy. Relative to the latter category, in the six months ended September 30, 2004 the Company made cash payments of $4.8 million out of cash reserves to fund day-to-day business activities. Cash balances were not replenished for these payments through accounts receivable collections. The Company’s days sales outstanding (DSO) increased by approximately 12 days to 82 days from March 31, 2004, tying up approximately $4.7 million in cash on account. Although overall customer receivables have not aged significantly when compared to history, the Company has directed additional resources and attention to its accounts receivable collections in an effort to reduce DSO and provide cash.

•	Cash of $3.5 million was used in investing activities, including the restriction of $0.9 million in cash to support additional standby letters of credit, $2.1 million in capital expenditures and $0.5 million in purchase price adjustments associated with the acquisition of Wishbone. Capital expenditures consist of amounts to build-out consolidated office space in the Company’s headquarters in Atlanta, GA and purchases of computers and equipment to ensure consistency in operations and customer success.

•	Cash of $0.1 million was used in financing activities. Debt payments of $0.4 million exceeded proceeds from stock option exercises of $0.3 million.

Restricted Cash:

The Company maintained nine standby letters of credit at September 30, 2004 totaling approximately $5.9 million. These letters of credit require the Company to maintain corresponding compensating balances equal to the amounts of the letters of credit. The compensating balances are classified as restricted cash at September 30, 2004 and March 31, 2004. A total of $4.6 million in restricted cash should be released in increments of $2.3 million each in both January 2006 and May 2008, relative to the expiration of letters of credit supporting a performance bond and the Company’s leased facilities in San Francisco, CA, respectively. Of the remaining amount, $0.5 million should be released ratably through June 2005. A $0.6 million certificate of deposit, used as collateral for the Company’s mortgage note payable on its Columbia, SC property, will be released in April 2008.

The Company maintains performance bonds, directly and indirectly, in accordance with certain customer contracts, some of which are collateralized by letters of credit supported by restricted cash, as noted above. Although the Company believes, based on its extensive historical experience of successful software implementations, that the likelihood of payment under these bonds is remote, a failed implementation or a significant software malfunction leading to payment under one or more of these bonds could adversely affect the Company’s liquidity.

Acquisition financing:

The purchase price of the March 2003 IUS acquisition approximated $35.8 million, which the Company financed with approximately $24.8 million from a private placement of the Company’s common stock and convertible notes and a $10.0 million promissory note. The $10.0 million promissory note was paid in full on September 5, 2003 with the proceeds from an $11.5 million note secured by certain real property located in Columbia, SC. This note bears interest at an annual rate of 6.5% and is payable in monthly installments of principal and interest (determined on a 15-year amortization) through October 1, 2008, at which time the remaining principal balance of $7.7 million is due and payable. The Company may extend the maturity date at that time for one additional five year term at a variable rate of interest.

On January 21, 2004, the Company acquired Wishbone for $7.2 million (inclusive of the $0.5 million purchase price adjustment for employee relocations recorded in the second quarter of fiscal 2005) plus the assumption of $1.0 million in Wishbone debt, which was repaid concurrent with the acquisition. The acquisition was financed from the Company’s available cash balance. Shortly thereafter, on February 9, 2004, the Company completed a private placement offering of 5.0 million shares of the Company’s common stock, at a price per share of $3.10 per share. Net proceeds from this offering were used to replenish cash used in the acquisition of Wishbone and for general working capital.

Cash Analysis:

The Company anticipates it will be cash flow positive from operations in the third quarter of fiscal 2005. Additionally, the Company believes that its existing cash, cash equivalents and marketable securities, together with anticipated cash flows from operations, will be sufficient to meet its cash requirements for at least the next 12 months. In the six months ended September 30, 2004, the Company implemented various restructuring initiatives with charges to operations of $12.4 million, which the Company believes should help to improve its cash flow from operations over time. However, the Company is prepared to adjust its usage of cash and cash equivalents, as called for by its internal business plans, to align with actual business conditions.

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

Our operating results have fluctuated in the past, and our results may fluctuate significantly in the future. Our operating results may fluctuate from quarter-to-quarter and may be negatively affected as a result of a number of factors, including:

•	the relatively long sales cycles for our products;

•	the variable size and timing of individual license transactions and services engagements;

•	delays associated with product development, including the development and introduction of new products and new releases of existing products;

•	delays in maintenance renewals or non-renewals or cancellation of maintenance services;

•	the development and introduction of new operating systems and/or technological changes in computer systems that require additional development efforts;

•	our success in, and costs associated with, developing, introducing and marketing new products;

•	changes in the proportion of revenues attributable to license fees, hosting fees and services;

•	personnel changes, including changes in our management;

•	changes in the level of operating expenses;

•	software defects and other product quality problems and the costs associated with solving those problems; and

•	successful completion of customer funded development.

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

We generated a net loss of $12.1 million in the six months ended September 30, 2004 and used cash of $9.0 million in operating activities during the same period. For the fiscal year ended March 31, 2004, we generated a net loss of $12.0 million and used cash of approximately $3.8 million in operating activities during the same period. If we are unable to achieve and maintain consistent profitability or produce positive cash flow from operations in the near future it will negatively affect our capacity to implement our business strategy and may require us to take actions in the short-term that will impair the long-term prospects of our business. If we are unable to achieve and maintain consistent profitability or produce positive cash flow from operations in the near future it may also result in liquidity problems and impair our ability to finance our continuing business operations on terms that are acceptable to us. Further, we may need to enter into financing transactions that are dilutive to our stockholders’ equity ownership in our company.

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

From time to time, we acquire new products, launch new products, and release enhancements or upgrades to existing products. For example, in March 2004, we released a new version of our Asset Suite. In January 2004, we acquired our Service Suite software from Wishbone, which forms a part of our service delivery management offering. There can be no assurance that any of our new or enhanced products will be sold successfully or that they can achieve market acceptance. Our future success with these products and other next generation product offerings will depend on our ability to accurately determine the functionality and features required by our customers, as well as the ability to enhance our products and deliver them in a timely manner. We cannot predict the present and future size of the potential market for our next generation of products, and we may incur substantial costs to enhance and modify our products and services in order to meet the demands of this potential market.

Demand for our Asset Suite and Customer Suite solutions may grow slowly or decrease in upcoming quarters, which may impair our business and could materially adversely affect our results of operations and financial condition.

Overall demand for our Asset Suite and Customer Suite solutions in general may grow slowly or decrease in upcoming quarters and years because of unfavorable general economic conditions, decreased spending by companies in need of our solutions or otherwise. This may reflect the capital spending environment generally, a saturation of the market for asset management and customer management software generally, as well as deregulation and retrenchments affecting the way companies purchase our software. To the extent that there is a slowdown in the overall market for our solutions, our business, results of operations and financial condition are likely to be materially adversely affected.

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

Delays in implementation of our software or the performance of our services may negatively affect our business.

Following license sales to new customers, the implementation of our products and their extended solutions generally involves a lengthy process, including customer training and consultation. In addition, we are often engaged by our existing customers for other lengthy services projects. A successful implementation or other services project requires a close working relationship between us, the customer and, if applicable, third-party consultants and systems integrators who assist in the process. These factors may increase the costs associated with completion of any given sale, increase the risks of collection of amounts due during implementation or other services projects, and increase risks of cancellation or delay of such projects. Delays in the completion of a product implementation or with any other services project may require that the revenues associated with such implementation or project be recognized over a longer period than originally anticipated, or may result in disputes with customers regarding performance by us and payment by the customers. Such delays have caused, and may in the future cause, material fluctuations in our operating results. Similarly, customers may typically cancel implementation and other services projects at any time without penalty, and any such cancellations could have a material adverse effect on our business or results of operations. Because our expenses are relatively fixed, a small variation in the timing of recognition of specific revenues can cause significant variations in operating results from quarter-to-quarter and may in some further quarter result in losses or have a material adverse effect on our business or results of operations.

We have experienced significant change in our executive management team and the current executive management team has only begun to work together.

We have experienced significant change in our executive management team in 2004. In February 2004, Gregory Dukat was promoted to Chief Executive Officer and John Gregg was promoted to Executive Vice President of Field Operations. In June 2004, we appointed Thomas Williams as our new Chief Financial Officer. In July 2004, we hired Dave Henderson as our Vice President of Global Professional Services. In September 2004 Thomas Madison ceased to be an executive officer of the Company, although he will continue as Chairman of the Board in a non-employee capacity. The current executive management team has only recently begun to work together, and they may be unable to integrate and work effectively as a team. There are no assurances that we will be able to motivate and retain the current executive management team or that they will be able to work together effectively. If we lose any member of our executive management team or they are unable to work together effectively, our business, operations and financial results could be adversely affected.

Our success depends upon our ability to attract and retain key personnel.

Our future success depends, in significant part, upon the continued service of our key technical, sales and senior management personnel, as well as our ability to attract and retain new personnel. Competition for qualified sales, technical and other personnel is intense, and there can be no assurance that we will be able to attract, assimilate or retain additional highly qualified employees in the future. Our ability to attract, assimilate and retain key personnel may be adversely impacted by the fact that we have reduced our work force by approximately 20% in the six months ended September 30, 2004 and that, in order to reduce our operating expenses, we have generally not increased wages or salaries over the last several years. If we are unable to offer competitive salaries and bonuses, our key technical, sales and senior management personnel may be unwilling to continue service for us, and it may be difficult for us to attract new personnel. If we were unable to hire and retain personnel, particularly in senior management positions, our business, operating results and financial condition would be materially adversely affected. Further additions of new personnel and departures of existing personnel, particularly in key positions, can be disruptive and have a material adverse effect on our business, operating results and financial condition.

Our failure to realize the expected benefits of our recent restructurings, including anticipated cost savings, could result in unfavorable financial results.

Over the last several years we have undertaken several internal restructuring initiatives. For example, in the six months ended September 30, 2004, the Company restructured business activities by eliminating approximately 140 positions and consolidating of office space in Atlanta, GA and San Francisco, CA, wherein certain functions were transferred from these locations to company-owned office buildings in Columbia, SC. These types of internal restructurings have operational risks, including reduced productivity and lack of focus as we terminate some employees and assign new tasks and provide training to other employees. In addition, there can be no assurance that we will achieve the anticipated cost savings from these restructurings and any failure to achieve the anticipated cost savings could cause our financial results to fall short of expectations and adversely affect our financial position.

We have taken charges for restructuring of $10.2 million in 2001, $8.2 million in 2002, $2.2 million in the three-month transition period ended March 31, 2003, $44,000 in the fiscal year ended March 31, 2004 and $12.4 million in the six months ended September 30, 2004. There can be no assurance that additional charges for restructuring expenses will not be required in future periods. Significant future restructuring charges could cause financial results to be unfavorable.

Our business may suffer from risks associated with growth and acquisitions, including the acquisition of Wishbone.

All acquisitions, including the Wishbone acquisition, involve specific risks. Some of these risks include:

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

As we grow and attempt to integrate any business and assets that we may acquire, including those in the Wishbone acquisition, we can give no assurance that we will be able to:

•	properly maintain and take advantage of the business or value of any acquired business and assets;

•	identify suitable acquisition candidates;

•	complete any additional acquisitions; or

•	integrate any acquired businesses or assets into our operations.

The strain on our management may negatively affect our business and our ability to execute our business strategy.

Changes to our business and customer base have placed a strain on management and operations. Previous expansion had resulted in substantial growth in the number of our employees, the scope of our operating and financial systems and the geographic area of our operations, resulting in increased responsibility for management personnel. Our restructuring activities in recent years and our acquisitions of IUS and Wishbone have placed additional demands on management. In connection with our restructuring activities and our acquisitions of IUS and Wishbone, we will be required to effectively manage our operations, improve our financial and management controls, reporting systems and procedures on a timely basis and to train and manage our employee work force. There can be no assurance that we will be able to effectively manage our operations and failure to do so would have a material adverse effect on our business, operating results and financial condition.

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

The industries in which we participate are characterized by rapid technological change, evolving industry standards in computer hardware and software technology, changes in customer requirements and frequent new product introductions and enhancements. The introduction of products embodying new technologies, the emergence of new standards or changes in customer requirements could render our existing products obsolete and unmarketable. As a result, our success will depend in part upon our ability to enhance our existing software solutions, expand our products offerings through development or acquisition, and introduce new products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve customer acceptance. There can be no assurance that any future enhancements to existing products or new products developed or acquired by us will achieve customer acceptance or will adequately address the changing needs of the marketplace. There can also be no assurance that we will be successful in developing, acquiring and marketing new products or enhancements to our existing products that incorporate new technology on a timely basis.

Our growth is dependent upon the successful development of our direct and indirect sales channels.

We believe that our future growth also will depend on developing and maintaining successful strategic relationships or partnerships with systems integrators and other technology companies. One of our strategies is to continue to increase the proportion of customers served through these indirect channels. Our inability to partner with other technology companies and qualified systems integrators could adversely affect our results of operations. Because lower unit prices are often charged on sales made through indirect channels, increased indirect sales could reduce our average selling prices and result in lower gross margins. As indirect sales increase, our direct contact with our customer base could decrease, and we may have more difficulty accurately forecasting sales, evaluating customer satisfaction and recognizing emerging customer requirements. In addition, sales of our products through indirect channels may reduce our service revenues, as the third-party systems integrators reselling our products provide these services. Further, when third-party integrators install our products and train customers to use our products, it could result in incorrect product installation, failure to properly train the customer, or general failure of an integrator to satisfy the customer, which could have a negative effect on our relationship with the integrator and the customer. Such problems could damage our reputation and the reputation of our products and services. In addition, we may face additional competition from these systems integrators and third-party software providers who develop, acquire or market products competitive with our products.

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

We are not directly subject to regulation by any governmental agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations addressing the products and services we provide. We do, however, license our products and provide services, from time to time, to the government, government agencies, and government contractors and to other customers that are in industries regulated by the government. As a result, our operations, as they relate to our relationships with governmental entities and customers in regulated industries, are governed by certain laws and regulations. These laws and regulations are subject to change without notice to us. In some instances, compliance with these laws and regulations may be difficult or costly, which may negatively affect our business and results of operations. In addition, if we fail to comply with these laws and regulations, we may be subject to significant penalties and fines that could materially negatively affect our business, results of operations and financial position.

If we are unable to expand our international operations, our operating results and financial condition could be materially and adversely affected.

International revenue (from sales outside the United States) accounted for approximately 21% of total revenue for the fiscal year ended March 31, 2004, and 29% of total revenue for the six months ended September 30, 2004. We maintain an operational presence and have established support offices in the United Kingdom, Canada, Australia, France and Japan. We expect international sales to continue to be a material component of our business. However, there can be no assurance that we will be able to maintain or increase international market demand for our products. In addition, international expansion may require us to establish additional foreign operations and hire additional personnel. This may require significant management attention and financial resources and could adversely affect our operating margins. To the extent we are unable to expand foreign operations in a timely manner, our growth, if any, in international sales will be limited, and our business, operating results and financial condition could be materially and adversely affected.

Exchange rate fluctuations between the U.S. Dollar and other currencies in which we do business may result in currency translation losses.

At September 30, 2004, a significant portion of our cash was held in British Pounds or other foreign currencies (Australian Dollars, Canadian Dollars, Euros, and Japanese Yen). In the future, we may need to exchange some of the cash held in British Pounds or other foreign currencies, to U.S. Dollars. We do not engage in hedging transactions, and an unfavorable foreign exchange rate at the time of conversion to U.S. Dollars would adversely affect the net fair value of the foreign denominated cash upon conversion.

The success of our international operations is subject to many uncertainties.

Our international business also involves a number of additional risks, including:

•	lack of acceptance of localized products;

•	cultural differences in the conduct of business;

•	longer accounts receivable payment cycles;

•	greater difficulty in accounts receivable collection;

•	seasonality due to the annual slow-down in European business activity during the third calendar quarter;

•	unexpected changes in regulatory requirements and withholding taxes that restrict the repatriation of earnings;

•	tariffs and other trade barriers;

•	the burden of complying with a wide variety of foreign laws; and

•	negative effects relating to hostilities, war or terrorist acts.

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

We are not aware that any of our products, including the products we acquired in the IUS and Wishbone acquisitions, infringe the proprietary rights of third parties. There can be no assurance, however, that a third-party will not assert that our technology violates its patents or other proprietary rights in the future. Any such claims, with or without merit, can be time consuming and expensive to defend or could require us to enter into royalty and license agreements. Such royalty or license agreements, if required, may not be available on terms acceptable to us or at all, which could have a material adverse effect upon our business, operating results and financial condition.

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

We maintain performance bonds, directly and indirectly, in accordance with certain customer contracts, some of which are collateralized by letters of credit supported by restricted cash. A failed implementation or a significant software malfunction leading to payment under one or more of these bonds, could adversely affect our liquidity.

Additional shares have recently become and will soon become eligible for sale, and significant sales of such shares could result in a decrease in the price of our common stock.

The market price of our common stock could drop as a result of sales of large numbers of shares in the market, or the perception that such sales could occur. On February 9, 2004 we completed a private placement for 5.0 million shares of the Company’s common stock and agreed to register these shares for resale without restriction with the Securities and Exchange Commission. We filed a registration statement to register these shares for resale, which has been declared effective by the Commission, and these shares are freely transferable without restriction. In addition, on August 24, 2004, Warburg, Pincus Investors, LP sold approximately 14.6 million shares of the Company’s common stock in a private placement, and we agreed to register these shares for resale without restriction. We have filed a registration statement to register these shares for resale, which has not yet been declared effective, although we anticipate it will be effective in the near future. Since there is minimal trading volume in our common stock, stockholders wishing to sell even small numbers of shares could have a negative impact on the price of our common stock. If the holders of significant amounts of our common stock, including those stockholders who acquired shares of our common stock in connection with these recent private placements, desire to sell their shares, our stock price could be materially, negatively affected.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company did not experience any material changes in market risk in the second quarter of fiscal 2005.

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, the Chief Executive Officer along with the Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company maintains disclosure controls and procedures that were effective in ensuring that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In February 2003, Integral Energy Australia brought a claim against IUS (which was then known as SCT Utility Systems, Inc.) in the Supreme Court of New South Wales, Australia, relating to the implementation of IUS software. On March 5, 2003, the Company acquired IUS from Systems and Computer Technology Corporation (“SCT”) and subsequently merged IUS into the Company. The Company is now the defendant in this lawsuit. The amount of damages asserted against the Company is not determinable. Pursuant to the terms of the Purchase Agreement among the Company and SCT and its affiliates, SCT and those affiliates of SCT that were a party to the Purchase Agreement agreed to defend the Company against the claims in this suit and to indemnify the Company from all losses relating thereto.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders on October 25, 2004.

a.	Gayle A. Crowell, Gregory J. Dukat, Allen R. Freedman, C. Frederick Lane, Thomas R. Madison, Jr., Douglas S. Massingill, Frederick J. Schwab, and Thomas E. Timbie were each elected to the Board of Directors at the Company’s annual meeting.

b.	At the annual meeting, the Company’s stockholders voted on and approved the following matters:

1)	The election of eight Directors. All Directors nominated were elected.

Name of Nominee	Number of Votes For	Number of Votes Withheld
Gayle A. Crowell	45,908,183	786,351
Gregory J. Dukat	45,884,410	810,124
Allen R. Freedman	45,924,229	770,305
C. Frederick Lane	45,915,365	779,169
Thomas R. Madison, Jr.	45,901,094	793,440
Douglas S. Massingill	45,899,582	794,952
Frederick J. Schwab	45,906,956	787,578
Thomas E. Timbie	45,904,112	790,422

2)	Adoption of the Indus International, Inc. 2004 Long-Term Incentive Plan (the “2004 LTIP”). The 2004 LTIP was adopted by the stockholders. There were 26,355,123 votes cast in favor of the 2004 LTIP and 4,134,392 votes were cast against it. There were 1,723,500 abstentions and 14,599,419 broker non-votes.

3)	Adoption of the Indus International, Inc. Amended and Restated 1997 Director Option Plan (the “1997 Director Plan”). The 1997 Director Plan was adopted by the stockholders. There were 26,284,492 votes cast in favor of the 1997 Director Plan and 4,177,464 votes were cast against it. There were 1,751,059 abstentions and 14,599,419 broker non-votes.

4)	Ratification of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending March 31, 2005. The appointment of Ernst & Young LLP was ratified by the stockholders. There were 44,930,653 votes cast in favor of ratification and 1,762,581 votes were cast against it. There were 1,300 abstentions and zero broker non-votes.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

The following exhibits are filed or furnished herewith or are incorporated by reference.

Exhibit
Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO
32.1	Section 1350 Certification of CEO *
32.2	Section 1350 Certification of CFO *
*	This exhibit is furnished to the Securities and Exchange Commission and is not deemed to be filed with the Securities and Exchange Commission as part of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDUS INTERNATIONAL, INC. (Registrant)
/s/ Thomas W. Williams
Thomas W. Williams
Executive Vice President and Chief Financial Officer (Principal Financial & Accounting Officer)

Date: November 5, 2004