Form 10-Q
period 2004-12-31
INDUS INTERNATIONAL INC
filed 2005-02-08
CIK 1041333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

     (Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No☐

As of February 3, 2005, the Registrant had outstanding 57,394,969 shares of Common Stock, $.001 par value.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDUS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2004	March 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,112	$31,081
Restricted cash	517	70
Billed accounts receivable, net of allowance for doubtful accounts of $703 at December 31, 2004 and $912 at March 31, 2004	25,906	21,201
Unbilled accounts receivable	7,996	9,074
Other current assets	3,805	3,069

Total current assets	60,336	64,495
Property and equipment, net	29,642	32,919
Capitalized software, net	5,327	7,689
Goodwill	7,442	6,956
Acquired intangible assets, net	11,002	12,562
Restricted cash, non-current	5,833	5,492
Other assets	832	1,560

Total assets	$120,414	$131,673

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of note payable	$767	$767
Accounts payable	5,018	6,806
Accrued liabilities	18,928	17,671
Deferred revenue	35,493	38,257

Total current liabilities	60,206	63,501
Income tax payable	3,460	4,389
Note payable, net of current portion	9,721	10,299
Other liabilities	9,207	6,608
Stockholders’ equity:
Common stock	58	57
Additional paid-in capital	164,986	164,431
Treasury stock	(4,681)	(4,681)
Deferred compensation	(5)	(50)
Accumulated deficit	(123,591)	(113,981)
Accumulated other comprehensive income	1,053	1,100

Total stockholders’ equity	37,820	46,876

Total liabilities and stockholders’ equity	$120,414	$131,673

See accompanying notes.

INDUS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Revenue:
Software license fees	$7,041	$2,992	$23,016	$17,071
Services:
Support, outsourcing and hosting	14,153	15,281	44,267	44,342
Consulting, training and other	12,477	16,084	37,506	45,175

Total services	26,630	31,365	81,773	89,517

Total revenue	33,671	34,357	104,789	106,588

Cost of revenue:
Software license fees	598	63	3,248	441
Services:
Support, outsourcing and hosting	3,882	4,868	13,320	15,523
Consulting, training and other	9,465	11,081	29,455	33,626

Total services	13,347	15,949	42,775	49,149

Total cost of revenue	13,945	16,012	46,023	49,590

Gross margin	19,726	18,345	58,766	56,998

Operating expenses:
Research and development	7,191	7,944	23,287	27,258
Sales and marketing	7,496	8,468	22,469	25,662
General and administrative	3,724	5,004	11,083	15,529
Restructuring expenses	(991)	11	11,404	34

Total operating expenses	17,420	21,427	68,243	68,483

Income (loss) from operations	2,306	(3,082)	(9,477)	(11,485)
Interest and other income (expense), net	60	(87)	(53)	(578)

Income (loss) before income taxes	2,366	(3,169)	(9,530)	(12,063)
Provision (benefit) for income taxes	(140)	33	80	626

Net income (loss)	$2,506	$(3,202)	$(9,610)	$(12,689)

Earnings (loss) per share:
Basic	$0.04	$(0.06)	$(0.17)	$(0.27)

Diluted	$0.04	$(0.06)	$(0.17)	$(0.27)

Shares used in computing per share data:
Basic	57,285	51,915	57,195	47,659
Diluted	57,827	51,915	57,195	47,659

See accompanying notes.

INDUS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(9,610)	$(12,689)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,857	8,248
Changes in operating assets and liabilities:
Billed accounts receivable	(4,472)	(400)
Unbilled accounts receivable	1,142	6,742
Other current assets	(662)	624
Other accrued liabilities	3,537	(4,548)
Deferred revenue	(2,992)	(8,390)
Other operating assets and liabilities	(1,989)	5,084

Net cash used in operating activities	(5,189)	(5,329)

Cash flows from investing activities:
Purchase of marketable securities	—	(1,949)
Sale of marketable securities	—	2,706
Increase in restricted cash	(782)	(97)
Acquisition of business	(487)	(6,938)
Capitalized software	(3)	(5,076)
Acquisition of property and equipment	(2,275)	(2,971)

Net cash used in investing activities	(3,547)	(14,325)

Cash flows from financing activities:
Proceeds from issuance of note payable	—	11,254
Payments of note payable and capital leases	(765)	(202)
Proceeds from issuance of common stock	551	274

Net cash (used in) provided by financing activities	(214)	11,326

Effect of exchange rate differences on cash	(19)	1,580

Net decrease in cash and cash equivalents	(8,969)	(6,748)
Cash and cash equivalents at beginning of period	31,081	32,667

Cash and cash equivalents at end of period	$22,112	$25,919

See accompanying notes.

INDUS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial information has been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission’s (“SEC”) rules and regulations. In the opinion of management, these condensed consolidated financial statements contain all normal adjustments considered necessary for a fair presentation of the financial position at December 31, 2004, the results of operations for the three and nine-month periods ended December 31, 2004 and 2003 and changes in cash flows for the nine-month periods ended December 31, 2004 and 2003. The condensed, consolidated balance sheet at March 31, 2004 has been derived from the audited consolidated financial statements at that date.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended March 31, 2004 that are included in the Company’s 2004 Annual Report on Form 10-K as filed with the SEC. The consolidated results of operations for the three and nine months ended December 31, 2004 are not necessarily indicative of the results to be expected for any subsequent quarter or period, or for the entire fiscal year ending March 31, 2005.

2. Restructuring Expenses

The Company recorded a restructuring credit of $1.0 million and restructuring costs of $11.4 million for the three and nine months ended December 31, 2004, respectively.

In the nine months ended December 31, 2004, the Company recorded net restructuring charges of $11.4 million for revisions to accounting estimates from prior business restructurings and for additional restructuring charges related to office and business consolidations and employee severance. Revisions to the Company’s expected sublease income for two unoccupied floors in San Francisco comprised $0.4 million of this expense, inclusive of the $1.0 million benefit recorded in the quarter ended December 31, 2004 to reduce a lease reserve based on an agreement entered into in October 2004 to sublease a portion of the respective office space. Further consolidation of office space in San Francisco and Atlanta resulted in $7.8 million in new restructuring charges for the nine months ended December 31, 2004. This consolidation included vacating three floors in Atlanta and one additional floor in San Francisco. The remaining $3.2 million in restructuring expense is associated with the elimination of approximately 140 positions, including the transfer of certain functions to the company-owned office buildings in Columbia, SC and the outsourcing of some development functions to India. At December 31, 2004, $6.8 million remains in the restructuring accrual for this initiative and is related to employee severance and excess lease costs associated with subleasing the Company’s vacated office space in Atlanta and San Francisco. These restructuring charges have been recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No. 112, “Employer’s Accounting for Postemployment Benefits.”

Between January 1, 2000 and March 31, 2004, the Company recorded restructuring charges totaling $22.7 million relating to two restructuring initiatives: (1) the relocation of the Company’s headquarters from San Francisco, CA to Atlanta, GA and (2) the suspension of the United Kingdom Ministry of Defense (“MoD”) project. At December 31, 2004, $7.7 million remains in the restructuring accrual for these initiatives, all of which is related to excess lease costs associated with subleasing the Company’s vacated office space in San Francisco, Dallas and Pittsburgh.

The restructuring accruals remaining as of December 31, 2004 are included in the Condensed Consolidated Financial Statements in “Accrued liabilities” for amounts due within one year and “Other liabilities” for amounts due after one year. The following is a summary of activity in the restructuring accruals for the nine months ended December 31, 2004 (in thousands):

Company headquarters relocation and MoD project suspension:

	Facilities
Balance at March 31, 2004	$9,277

Payments in Q1 2005	(727)
Accruals in Q1 2005	11
Adjustments in Q1 2005	1,268

Balance at June 30, 2004	9,829

Payments in Q2 2005	(736)
Accruals in Q2 2005	14
Adjustments in Q2 2005	—

Balance at September 30, 2004	$9,107

Payments in Q3 2005	(736)
Accruals in Q3 2005	9
Adjustments in Q3 2005	(656)

Balance at December 31, 2004	$7,724

Office and business consolidation:
	Severance and
	Related Costs	Facilities	Total
Balance at March 31, 2004	$—	$—	$—

Payments in Q1 2005	(664)	—	(664)
Accruals in Q1 2005	1,314	7,773	9,087
Adjustments in Q1 2005	—	—	—

Balance at June 30, 2004	650	7,773	8,423

Payments in Q2 2005	(976)	(621)	(1,597)
Accruals in Q2 2005	1,840	42	1,882
Adjustments in Q2 2005	—	—	—

Balance at September 30, 2004	$1,514	$7,194	$8,708

Payments in Q3 2005	(761)	(795)	(1,556)
Accruals in Q3 2005	—	38	38
Adjustments in Q3 2005	(6)	(376)	(382)

Balance at December 31, 2004	$747	$6,061	$6,808

3. Earnings (Loss) per Share

Basic earnings (loss) per share is computed using net income (loss) and the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per share is computed using net income (loss) and the weighted average number of outstanding common shares and dilutive common stock equivalents (“common stock equivalents”) during each period.

As of December 31, 2004 and 2003, stock options and warrants to purchase an aggregate of 10.6 million and 10.4 million shares, respectively, were outstanding. The warrants expired in June 2004. The 8% Convertible Notes issued in March 2003 to fund the acquisition of Indus Utility Systems, Inc. (“IUS”), formerly SCT Utility Systems, Inc., were converted into 9,751,859 shares of common stock in July 2003.

The calculations of the weighted average number of shares outstanding for the three and nine months ended December 31, 2004 and 2003 are as follows (in thousands):

	Three Months Ended		Three Months Ended
	December 31, 2004		December 31, 2003
	Basic	Diluted	Basic	Diluted
	(in thousands)		(in thousands)
Weighted average shares outstanding	57,285	57,285	51,915	51,915
Effect of common stock equivalents	—	542	—	—

	57,285	57,827	51,915	51,915

	Nine Months Ended		Nine Months Ended
	December 31, 2004		December 31, 2003
	Basic	Diluted	Basic	Diluted
	(in thousands)		(in thousands)
Weighted average shares outstanding	57,195	57,195	47,659	47,659
Effect of common stock equivalents	—	—	—	—

	57,195	57,195	47,659	47,659

4. Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss), foreign currency translation adjustments and unrealized gains and losses on securities investments that are excluded from net income (loss) and reflected in stockholders’ equity.

The following table sets forth the calculation of comprehensive income (loss) for the three and nine months ended December 31, 2004 and 2003, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Net income (loss)	$2,506	$(3,202)	$(9,610)	$(12,689)
Other comprehensive income (loss)
Unrealized loss on investments	—	(69)	—	(70)
Foreign currency translation adjustment	39	558	(47)	1,527

Total other comprehensive income (loss)	39	489	(47)	1,457

Comprehensive income (loss)	$2,545	$(2,713)	$(9,657)	$(11,232)

5. Stock-Based Compensation

As currently permitted under SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, the Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and accordingly recognizes no compensation expense for the stock option grants as long as the exercise price is equal to or greater than the fair value of the shares at the date of grant.

For purposes of pro forma disclosures, as required by SFAS No. 123, which also requires that the pro forma information be determined as if the Company had accounted for its employee stock option grants under the fair value method required by SFAS No. 123, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma net income (loss) including pro forma compensation expense, net of tax for the three and nine months ended December 31, 2004 and 2003, respectively, is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Net income (loss) as reported	$2,506	$(3,202)	$(9,610)	$(12,689)

Add: Total stock-based compensation expense determined under the intrinsic value method	8	8	36	21

Deduct: Total stock-based compensation expense determined under fair-value based method for all awards	(1,105)	(1,322)	(3,673)	(2,832)

Pro forma net income (loss)	$1,409	$(4,516)	$(13,247)	$(15,500)

Earnings (loss) per share:
Basic:
As reported	$0.04	$(0.06)	$(0.17)	$(0.27)

Pro forma	$0.02	$(0.09)	$(0.23)	$(0.33)

Diluted:
As reported	$0.04	$(0.06)	$(0.17)	$(0.27)

Pro forma	$0.02	$(0.09)	$(0.23)	$(0.33)

Shares used in computing per share data:
Basic	57,285	51,915	57,195	47,659

Diluted	57,483	51,915	57,195	47,659

6. Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued and subsequently revised in December 2003, FIN No. 46, “Consolidation of Variable Interest Entities”, which clarifies the consolidation accounting guidance of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entities to finance their activities without additional subordinated financial support from other parties. Such entities are known as variable interest entities (“VIE”). The Company’s adoption of FIN 46 had no impact on the Company’s financial position and results of operations as a result of such adoption. The Company had no VIEs during the nine months ended December 31, 2004.

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows”. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) must be adopted in the first interim or annual period beginning after June 15, 2005, irrespective of the entity’s fiscal year. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt Statement 123(R) during its second quarter in fiscal 2006.

Statement 123(R) permits public companies to adopt its requirements using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date, and (2) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior periods of the year of adoption. The Company has not yet determined which method it will adopt.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation expense cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 5 to the Company’s consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. However, in the case of the Company, the existence of its net operating loss carryforward will preclude recognition of the tax benefit until the deduction can be used to offset current taxes payable. The Company cannot estimate what the tax amounts will be in the future or when they will be recognized, because they depend on, among other things, when the net operating loss carryforwards will expire and when employees exercise stock options.

7. Income Taxes

The provisions for income taxes for the three and nine months ended December 31, 2004 and 2003 are attributable to the withholding of income taxes on revenues generated from foreign countries and a tax benefit recognized upon resolution of an international income tax issue. At December 31, 2004, the Company had net operating losses, totaling approximately $67.5 million, inclusive of losses for the nine months ended December 31, 2004, to carry forward which, subject to certain limitations, may be used to offset future income through 2025.

8. Restricted Cash

The Company maintained cash deposits of approximately $6.4 million at December 31, 2004 and $5.6 million at March 31, 2004 in support of standby letters of credit, collateral for a mortgage and a bank guarantee. The letters of credit require the Company to maintain corresponding compensating balances equal to the amounts of the letters of credit. The compensating balances are classified as restricted cash at December 31, 2004 and March 31, 2004. A total of $4.6 million in restricted cash should be released in increments of $2.3 million each in both July 2006 and May 2008, relative to the expiration of letters of credit supporting a performance bond and the Company’s leased facilities in San Francisco, CA, respectively. Of the remaining amount, $0.3 million should be released ratably through June 2005. At both dates there was a $0.6 million certificate of deposit, used as collateral for the Company’s mortgage note payable on its Columbia, SC property, which will be released in April 2008.

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

Geographic revenue information for the three and nine-month periods ended December 31, 2004 and 2003 is based on customer location, and is shown in thousands. In prior periods, geographic revenue information has been shown by selling location. The Company believes that providing this data by customer location aligns more closely with the way the business is managed. Prior period data have been restated to reflect this revision. Long-lived asset information is based on the physical location of the assets.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Revenue (based on customer location):
North America	$27,977	$27,614	$80,523	$87,791
Europe, Middle East and Africa	4,429	5,123	14,208	14,255
Asia Pacific, including Japan	1,265	1,620	10,058	4,542

Total consolidated revenue	$33,671	$34,357	$104,789	$106,588

Total long-lived assets outside North America were approximately $0.5 million and $0.7 million as of December 31, 2004 and March 31, 2004, respectively.

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

License and hosting agreements with customers generally contain infringement indemnity provisions. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with patent, copyright, trademark or trade secret infringement claims made by third parties with respect to the customer’s authorized use of our products and services. The indemnity provisions generally provide for the Company to control defense and settlement and cover costs and damages finally awarded against the customer. The indemnity provisions also generally provide that if the Company’s products infringe, or in the Company’s opinion it is likely that they will be found to infringe, on the rights of a third-party Indus will, at its option and expense, procure the right to use the infringing product, modify the product so it is no longer infringing, or return the product for a partial refund that reflects the reasonable value of prior use. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations. The Company accounts for these indemnity obligations in accordance with SFAS No. 5, “Accounting for Contingencies,” and records a liability for these obligations when a loss is probable and reasonably estimable. The Company has not recorded any liabilities for these arrangements as of December 31, 2004.

Services agreements with customers may also contain indemnity provisions for death, personal injury or property damage caused by the Company’s personnel or contractors in the course of performing services to customers. Under these agreements, the Company generally agrees to indemnify, defend and hold harmless the customer in connection with death, personal injury and property damage claims made by third parties with respect to actions of the Company’s personnel or contractors. These indemnity provisions generally provide for the Company’s control of defense and settlement and cover costs and damages finally awarded against the customer. The indemnity obligations contained in services agreements generally have no specified expiration date and no specified monetary limitation on the amount of award covered. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations and estimates the fair value of these potential obligations to be nominal. Accordingly, no liabilities have been recorded for these agreements as of December 31, 2004.

Some services agreements require the Company to maintain performance bonds as security for the performance of the Company’s obligations under those agreements. Some of the performance bonds require cash to be restricted as collateral. The obligations to maintain these bonds typically expire either at a date specified in the applicable contract or upon the performance of the Company’s obligations. Due to the Company’s historical experience of successful software implementations, the Company has no significant history of payment under these types of bonds. The Company has not recorded any liabilities for these arrangements as of December 31, 2004.

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

12. Goodwill and Acquisition-Related Intangible Assets

Goodwill, which represents the excess of purchase price over fair value of net assets acquired, increased by $486,000 during the nine months ended December 31, 2004. The Company recorded an increase to the purchase price of Wishbone for the costs to relocate certain Wishbone employees to Atlanta, GA, as planned with the acquisition. Goodwill is not amortized, but is subject to impairment testing criteria. For purposes of its impairment testing, the Company considers itself to be a single reporting unit and assesses goodwill impairment on an enterprise-wide level. The Company evaluates the carrying value of goodwill annually as of December 31 and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the asset below its carrying amount. The Company has recorded goodwill of $0.4 million associated with the acquisition of IUS and $7.0 million associated with the acquisition of Wishbone. No impairment losses have been recorded through December 31, 2004.

Acquisition-related intangible assets are stated at cost less accumulated amortization, and include values for developed technology, customer base, contracts and trade names. Acquired technology is being amortized over the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. Other intangible assets are being amortized on a straight-line basis over a period of two to fifteen years. Total amortization expense for intangible assets was $520,000 and $451,000 for the three months ended December 31, 2004 and 2003, respectively, and was $1.6 million and $1.4 million for the nine months ended December 31, 2004 and 2003, respectively, and is included in general and administrative expense in the accompanying Condensed Consolidated Statements of Operations.

Acquisition-related intangible assets consist of the following (in thousands):

December 31,
2004
Acquired trademarks	$730
Acquired technology	2,870
Acquired contracts and customer base	10,920

Total acquired intangible assets	14,520
Less accumulated amortization	(3,518)

Net intangible assets	$11,002

The remaining weighted-average amortization period on all acquired intangible assets is approximately ten years. Trademarks and technology have a remaining weighted-average amortization period of approximately three years and contracts and customer base have a remaining weighted-average amortization period of approximately twelve years. The Company expects future amortization expense from acquired intangible assets as of December 31, 2004 to be as follows (in thousands):

2005 (remainder of fiscal year)	$466
2006	1,470
2007	1,432
2008	1,383
2009	814
Thereafter	5,437

$11,002

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

The Company capitalized $7.7 million of development costs related to the internationalization of one of its products to Asian markets through March 31, 2004. The product became generally available for sale during the three months ended June 30, 2004, and the related capitalized software development costs became subject to amortization. In accordance with the provisions of SFAS No. 86, amortization is determined as the greater of the amount computed using (a) the ratio that current gross revenues for the product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining economic life of the product including the period being reported on. Amortization expense of $313,000 and $2.4 million was recorded in the three and nine months ended December 31, 2004, respectively, and is included in “Cost of revenue: Software license fees” in the accompanying Condensed Consolidated Statements of Operations.

14. Subsequent Event-Stockholder Protection Rights Plan

On January 25, 2005, the Board of Directors approved a Stockholder Protection Rights Plan (“Rights Plan”). Under the Rights Plan, a dividend of one right (“Right”) for each outstanding share of common stock was distributed to stockholders of record at the close of business on February 4, 2005. The Rights will be exercisable only if a person or group acquires beneficial ownership of 20% or more of the Company’s common stock or commences a tender or exchange offer to acquire 20% or more of the Company’s common stock. If either event occurs, each Right would entitle its holder (other than the person or group that exceeded the threshold) to purchase, at the exercise price of $17.00, a number of shares of Indus common stock having a market value equal to twice such exercise price. Also, if Indus were to be acquired in a merger or other business combination initiated by a person or group that had acquired 20% or more of the Company’s outstanding stock, each Right would entitle its holder (other than the person or group that exceeded the threshold) to purchase, at such exercise price, a number of common shares in the acquiring company having a market value equal to twice such exercise price. Upon being distributed, the Rights will automatically attach to and trade with all shares of Indus common stock. The Rights will not trade separately from the common stock unless and until they become exercisable. The Board of Directors of the Company may redeem the Rights at any time prior to the time at which the rights became exercisable. Unless earlier redeemed or exchanged by the Board of Directors, the Rights will expire on January 25, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

In addition to historical information, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect management’s current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of phrases and expressions such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will” or other similar words or phrases. These statements, which speak only as of the date given, are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our expectations or projections. These risks include, but are not limited to, projected growth in the emerging service delivery management market, market acceptance of our service delivery management strategy, current market conditions for our products and services, the capital spending environment generally, our ability to achieve growth in our Asset Suite, Customer Suite and Service Suite offerings, market acceptance and the success of our new products and enhancements and upgrades to our existing products, the success of our product development strategy, our competitive position, the ability to establish and retain partnership arrangements, our ability to develop our indirect sales channels, the successful integration of acquired companies, changes in our executive management team, uncertainty relating to and the management of personnel changes, the ability to realize the anticipated benefits of our recent restructurings, timely development and introduction of new products, releases and product enhancements, heightened security and war or terrorist acts in countries of the world that affect our business, and other risks identified in the section of this Report entitled “Factors Affecting Future Performance,” beginning on page 27. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Overview

Indus International, Inc. (the “Company” or “Indus”) develops, licenses, implements, supports, and hosts service delivery management (“SDM”) solutions, which help clients in a broad array of industries optimize the management of their customers, assets, workforce, spare parts inventory, tools and documentation in order to maximize performance and customer satisfaction while reducing operating expenses. Historically, our solutions have been focused on asset management. Through our acquisitions of best-in-class customer management software in March 2003 and field service management software in January 2004, we believe that we are the first company to offer comprehensive suites of world-class customer, asset, and field service management solutions, which we market and sell as our SDM solutions.

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

Accounts Receivable and Allowance for Doubtful Accounts:

The Company maintains an allowance for doubtful accounts for estimated accounts receivable losses resulting from the inability or failure of its customers to make required payments. This allowance is formula-based, supplemented by an evaluation of specific accounts where there may be collectibility risk. If the methodology the Company uses to calculate this allowance does not properly reflect future collections, revenue could be overstated or understated. On an ongoing basis, the Company evaluates the collectibility of accounts receivable based upon historical collections and an assessment of the collectibility of specific accounts. The Company evaluates the collectibility of specific accounts using a combination of factors, including the age of the outstanding balance(s), evaluation of the account’s financial condition, recent payment history, and discussions with the Company’s account executive for the specific customer. Based upon this evaluation of collectibility, any increase or decrease required in the allowance for doubtful accounts is reflected in the period in which the evaluation indicates that a change is necessary. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts was $703,000 as of December 31, 2004 and $912,000 as of March 31, 2004. The decrease is attributable to improved collections of aged accounts receivable during the nine months ended December 31, 2004.

The Company generates a significant portion of revenues and corresponding accounts receivable from sales to the utility industry. As of December 31, 2004, approximately $19.0 million, or 71.0%, of the Company’s gross billed accounts receivable were attributable to software license fees and services sales to utility customers. In determining the Company’s allowance for doubtful accounts, the Company has considered the financial condition of the utility industry as a whole, as well as the financial condition of individual utility customers.

Revenue from sales denominated in currencies other than the U.S. Dollar resulted in approximately $2.9 million of the Company’s December 31, 2004 gross billed accounts receivable, of which approximately $1.5 million were denominated in British Pounds. Historically, the foreign currency gains and losses on these receivables have not been significant, and the Company has determined that foreign currency derivative products are not required to hedge the Company’s exposure. If the value of the U.S. Dollar significantly increased versus one or more foreign currencies, the U.S. Dollar equivalents received from the Company’s customers could be significantly less than the December 31, 2004 reported amount.

Valuation of Intangible Assets and Goodwill:

The acquisitions of Indus Utility Systems, Inc. (“IUS”), formerly SCT Utility Systems, Inc., in March 2003 and Wishbone Systems, Inc. (“Wishbone”) in January 2004 resulted in the recording of goodwill, which represents the excess of the purchase price over the fair value of assets acquired, as well as other definite-lived intangible assets.

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

The Company performed its annual impairment test as of December 31, 2004 and concluded that no impairment of goodwill existed since the fair value of the Company’s reporting unit exceeded its carrying value. No events have occurred, nor circumstances changed, subsequent to December 31, 2004 that would reduce the Company’s fair value below its carrying value. The Company will continue to test for impairment on an annual basis or on an interim basis if circumstances change that would indicate the possibility of impairment. The impairment review may require an analysis of future projections and assumptions about the Company’s operating performance. If such a review indicates that the assets are impaired, an expense would be recorded for the amount of the impairment, and the corresponding impaired assets would be reduced in carrying value. Differences in the identification of reporting units and the use of valuation techniques can result in materially different evaluations of impairment.

Restructuring:

In the nine months ended December 31, 2004, the Company recorded net restructuring charges of $11.4 million for revisions to accounting estimates from prior business restructurings and for additional restructuring charges related to office and business consolidations and employee severance. Revisions to the Company’s expected sublease income for two unoccupied floors in San Francisco comprised $0.4 million of this expense, inclusive of the $1.0 million benefit recorded in the quarter ended December 31, 2004 to reduce a lease reserve based on an agreement entered into in October 2004 to sublease a portion of the respective office space. Further consolidation of office space in San Francisco and Atlanta resulted in $7.8 million in new restructuring charges for the nine months ended December 31, 2004. This consolidation included vacating three floors in Atlanta and one additional floor in San Francisco. The remaining $3.2 million in restructuring expense is associated with the elimination of approximately 140 positions, including the transfer of certain functions to the company-owned office buildings in Columbia, SC and the outsourcing of some development functions to India. At December 31, 2004, $6.8 million remains in the restructuring accrual for this initiative and is related to employee severance and excess lease costs associated with subleasing the Company’s vacated office space in Atlanta and San Francisco. These restructuring charges have been recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No. 112, “Employer’s Accounting for Postemployment Benefits.”

Between January 1, 2000 and March 31, 2004, the Company recorded restructuring charges totaling $22.7 million relating to two restructuring initiatives: (1) the relocation of the Company’s headquarters from San Francisco, CA to Atlanta, GA and (2) the suspension of the United Kingdom Ministry of Defense (“MoD”) project. At December 31, 2004, $7.7 million remains in the restructuring accrual for these initiatives, all of which is related to excess lease costs associated with subleasing the Company’s vacated office space in San Francisco, Dallas and Pittsburgh.

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

The restructuring accruals remaining as of December 31, 2004 are included in the Condensed Consolidated Financial Statements in “Accrued liabilities” for amounts due within one year and “Other liabilities” for amounts due after one year.

Consolidated Results of Operations

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003

Revenue

	Three Months Ended		%
	12/31/2004	12/31/2003	Change
	(Unaudited)
	(In thousands)
Software license fees	$7,041	$2,992	135.3%
Percentage of total revenue	20.9%	8.7%

Support, outsourcing and hosting	14,153	15,281	(7.4%)
Percentage of total revenue	42.0%	44.5%

Consulting, training and other	12,477	16,084	(22.4%)
Percentage of total revenue	37.1%	46.8%

Total revenue	$33,671	$34,357

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

Software license fees: Software license fees increased 135.3% to $7.0 million in the three months ended December 31, 2004. The increase in software license fees is attributable to better sales execution and sales of additional Indus products, including Service Suite, primarily into its existing customer base. Service Suite was acquired in the January 2004 acquisition of Wishbone and, therefore, was not available for sale in the third quarter of fiscal 2004. The Company continues to prudently expand its sales efforts in the Eastern Europe and Asia-Pacific regions of the world; geographic markets that the Company believes provide opportunities for growth.

Support, outsourcing and hosting: Support, outsourcing and hosting revenue decreased 7.4% to $14.2 million in the three months ended December 31, 2004. Effective October 15, 2004, the Company did not renew a non-strategic outsourcing contract which provided recurring revenues of approximately $1.0 million per quarter. The absence of this contract is the principal reason for the decline in support, outsourcing and hosting revenue during the quarter ended December 31, 2004. Renewals of customer support revenues for the current fiscal year remain over 90%, reflecting limited customer losses and some adjustments to accommodate various customer considerations.

Consulting, training and other: Consulting, training and other revenue decreased 22.4% to $12.5 million in the three months ended December 31, 2004. The same quarter in the prior year reflected more engagements for such services and better utilization of billable personnel. The Company has initiated a strategic program to better and more frequently utilize third party systems integrators and certified business partners in its delivery of consulting, training and other services in order to provide greater business scalability and the potential introduction into more opportunities for sales of its software products. Over time, this strategy will likely yield less consulting, training and other services as a percentage of overall revenues for Indus.

Cost of Revenue

	Three Months Ended		%
	12/31/2004	12/31/2003	Change
	(Unaudited)
	(In thousands)
Cost of software license fees	$598	$63	849.2%
Percentage of software license revenue	8.5%	2.1%

Cost of support, outsourcing and hosting	3,882	4,868	(20.3%)
Percentage of support, outsourcing and hosting revenue	27.4%	31.9%

Cost of consulting, training and other	9,465	11,081	(14.6%)
Percentage of consulting, training and other revenue	75.9%	68.9%

Total cost of revenue	$13,945	$16,012

Cost of revenue consists of (i) amortization of the costs associated with internally developed software, (ii) amounts paid to third parties for inclusion of their products in the Company’s software, (iii) personnel, data maintenance and related costs for customer support, hosting and outsourcing services, and (iv) personnel and related costs for consulting and training services.

Cost of software license fees: The increase in cost of software license fees in the three months ended December 31, 2004 is attributable to amortization of $0.3 million in capitalized software development costs related to a double-byte character-enabled version of our Asset Suite, made generally available for sale in April 2004. There was no corresponding amortization in the three months ended December 31, 2003. Higher costs for third party software included with the Company’s products accounted for the remainder.

Cost of services revenue — customer support, outsourcing and hosting: The decrease in cost of customer support, outsourcing and hosting services is attributable to two factors: (1) the efficiencies gained through consolidation of the Company’s North American customer support operations in Columbia, SC as part of the Company’s business restructuring plan implemented during the first quarter of fiscal 2005; and (2) the elimination of personnel associated with the non-strategic outsourcing contract that was not renewed during the quarter, as noted above.

Cost of services revenue — consulting, training and other: Cost of consulting, training and other services decreased in the three months ended December 31, 2004 due to staffing reductions called for in the Company’s strategic resource allocation plans. As a percentage of revenue, cost of consulting, training and other services revenue increased due to lower utilization of personnel on staff. The Company’s ongoing strategic resource plans call for more efficient use of personnel, both internal and external.

Operating Expenses

	Three Months Ended		%
	12/31/2004	12/31/2003	Change
	(Unaudited)
	(In thousands)
Research and development	$7,191	$7,944	(9.5%)
Percentage of total revenue	21.4%	23.1%

Sales and marketing	7,496	8,468	(11.5%)
Percentage of total revenue	22.3%	24.6%

General and administrative	3,724	5,004	(25.6%)
Percentage of total revenue	11.1%	14.6%

Restructuring expense	(991)	11	>1000%
Percentage of total revenue	(2.9%)	0.0%

Total operating expense	$17,420	$21,427

Research and development: Research and development expenses include personnel and related costs, primarily internal and offshore, third party consultant fees and computer processing costs, all directly attributable to the development of new software products and enhancements to existing products. The reduction in research and development expenses for the three months ended December 31, 2004 from the same period of the prior year is attributable to the combined effects of two principal actions: (1) the elimination of personnel dedicated to less strategic product lines; and (2) better utilization of offshore research and development resources in India. Total research and development expenditures have been reduced by approximately $2.4 million from the same period of the prior year, when considering the $0.7 million decline in expenses and the $1.7 million of software development costs capitalized in the three months ended December 31, 2003 for the development of the double-byte character-enabled version of our Asset Suite.

Sales and marketing: Sales and marketing expenses include personnel costs, sales commissions, and the costs of advertising, public relations, and participation in industry conferences and trade shows. The reduction in sales and marketing expenses for the three months ended December 31, 2004 from the same period in the prior year is attributable to the elimination of certain sales and marketing positions as part of the Company’s restructuring plan implemented in August 2004 and its continued efforts toward cost containment and better allocations of resources. These reductions are partially offset by tiered sales commissions associated with greater sales of software licenses in fiscal 2005.

General and administrative: General and administrative expenses include personnel and other costs of the Company’s finance, legal, human resources and administrative operations. The $1.3 million reduction in general and administrative expenses for the three months ended December 31, 2004 from the same period of the prior year is attributable to consolidation of certain previously decentralized accounting and administrative functions into the Company’s headquarters in Atlanta, GA and continued cost containment programs.

Restructuring expenses: The Company recorded a $1.0 million benefit in the three months ended December 31, 2004 to reduce a lease reserve based on an agreement entered into in October 2004 to sublease two previously vacated floors in San Francisco, CA. The Company could incur additional increases or decreases to its existing accruals in the event that the underlying assumptions used to develop the Company’s estimates of excess lease costs change, such as the timing and the amount of any sublease income.

Interest Expense, Other Income (Expense) and Provision (benefit) for Income Taxes

	Three Months Ended		%
	12/31/2004	12/31/2003	Change
	(Unaudited)
	(In thousands)
Interest expense, net	$(138)	$(133)	3.8%
Percentage of total revenue	(0.4%)	(0.4%)

Other income, net	198	46	330.4%
Percentage of total revenue	0.6%	0.1%

Provision (benefit) for income taxes	(140)	33	(524.2%)
Percentage of total revenue	(0.4%)	0.1%

Interest expense, net: Interest expense, net arises from interest expense on a mortgage note payable and interest income generated from the Company’s invested cash balances.

Other income, net: Other income, net is primarily attributable to foreign exchange gains or losses. Foreign exchange gains were $182,000 in the three months ended December 31, 2004 as compared to foreign exchange gains of $14,000 for the same period of 2003. This variance reflects changes in relative values of currencies in which the Company’s non-U.S. subsidiaries do business and revaluation of certain balances between the parent company and its non-U.S. subsidiaries.

Provision (benefit) for income taxes: Income taxes include federal, state and foreign income taxes. The benefit for income taxes for the three months ended December 31, 2004 is attributable to the withholding of income taxes on revenues generated in foreign countries offset by a $249,000 tax benefit recognized upon resolution of an international income tax issue. As of December 31, 2004, the Company had significant net operating losses to carry forward to offset taxable income that may arise in the future, subject to certain limitations.

Nine Months Ended December 31, 2004 Compared to Nine Months Ended December 31, 2003

Revenue

	Nine Months Ended		%
	12/31/2004	12/31/2003	Change
	(Unaudited)
	(In thousands)
Software license fees	$23,016	$17,071	34.8%
Percentage of total revenue	22.0%	16.0%

Support, outsourcing and hosting	44,267	44,342	(0.2%)
Percentage of total revenue	42.2%	41.6%

Consulting, training and other	37,506	45,175	(17.0%)
Percentage of total revenue	35.8%	42.4%

Total revenue	$104,789	$106,588

Software license fees: Software license fees increased 34.8% to $23.0 million in the nine months ended December 31, 2004. The increase is principally attributable to better sales execution and sales of additional Indus products, including Service Suite, primarily into its existing customer base. Service Suite was acquired in the fourth quarter of fiscal 2004 with the acquisition of Wishbone. In the first quarter of fiscal 2005 Indus recognized a greater than $5.0 million license fee from Tokyo Electric Power Company (“TEPCO”) after product acceptance by TEPCO and upon delivery of the double-byte character-enabled version of our Asset Suite product in April 2004. This TEPCO license fee had been classified as deferred revenue beginning with the quarter ended March 31, 2003. For comparison purposes, approximately $5.0 million of software license fees recognized in the first quarter of fiscal 2004, previously classified as deferred revenue, was attributable to a single customer.

Support, outsourcing and hosting: Support, outsourcing and hosting revenue, from a collective view, remained approximately flat for the nine month periods ended December 31, 2004 and 2003. Outsourcing revenue decreased by $1.9 million in the first nine months of fiscal 2005 with the absence of revenues associated with two contracts, one of which was not renewed in October 2004, as discussed above, and the other of which concluded in the quarter ended September 30, 2003. Increases in revenue from sales of customer support agreements on a growing installed based and organic growth from existing hosting agreements offset the decrease in outsourcing revenue. Renewals of customer support revenues for the current fiscal year remain over 90%, reflecting limited customer losses and some adjustments to accommodate various customer considerations.

Consulting, training and other: Consulting, training and other services revenue decreased 17.0% to $37.5 million in the nine months ended December 31, 2004. The same period in the prior year reflected more engagements for such services and better utilization of billable personnel. The Company has initiated a strategic program to better and more frequently utilize third party systems integrators and certified business partners in its delivery of consulting, training and other services in order to provide greater business scalability and the potential introduction into more opportunities for sales of its software products. Over time, this strategy will likely yield less consulting, training and other services as a percentage of overall revenues for Indus.

Cost of Revenue

	Nine Months Ended		%
	12/31/2004	12/31/2003	Change
	(Unaudited)
	(In thousands)
Cost of software license fees	$3,248	$441	636.5%
Percentage of software license revenue	14.1%	2.6%

Cost of support, outsourcing and hosting	13,320	15,523	(14.2%)
Percentage of support, outsourcing and hosting revenue	30.1%	35.0%

Cost of consulting, training and other	29,455	33,626	(12.4%)
Percentage of consulting, training and other revenue	78.5%	74.4%

Total cost of revenue	$46,023	$49,590

Cost of software license fees: The increase in cost of software license fees in the nine months ended December 31, 2004 is due to amortization of $2.4 million in capitalized software development costs to create a double-byte character-enabled Japanese version of our Asset Suite, made generally available for sale in April 2004. There was no such amortization in the nine months ended December 31, 2003. Higher costs for third party software included with the Company’s products accounted for the remainder.

Cost of services revenue — customer support, outsourcing and hosting: The decrease in cost of customer support, outsourcing and hosting services is attributable to two factors: (1) the efficiencies gained through consolidation of the Company’s North American customer support operations in Columbia, SC as part of the Company’s business restructuring plan implemented during the first quarter of fiscal 2005; and (2) the elimination of personnel associated with the non-strategic outsourcing contract that was not renewed in October 2004, as discussed above.

Cost of services revenue — consulting, training and other: Cost of consulting, training and other services decreased in the nine months ended December 31, 2004, as compared to the same period of the prior year, due to staffing reductions called for in the Company’s strategic resource allocation plans. As a percentage of revenue, cost of consulting, training and other services revenue increased due to lower utilization of personnel on staff. The Company’s ongoing strategic resource plans call for more efficient use of existing personnel, both internal and external.

Operating Expenses

	Nine Months Ended		%
	12/31/2004	12/31/2003	Change
	(Unaudited)
	(In thousands)
Research and development	$23,287	$27,258	(14.6%)
Percentage of total revenue	22.2%	25.6%

Sales and marketing	22,469	25,662	(12.4%)
Percentage of total revenue	21.4%	24.1%

General and administrative	11,083	15,529	(28.6%)
Percentage of total revenue	10.6%	14.6%

Restructuring expense	11,404	34	>1000%
Percentage of total revenue	10.9%	0.0%

Total operating expense	$68,243	$68,483

Research and development: Research and development expenses include personnel and related costs, primarily internal and offshore, third party consultant fees and computer processing costs, all directly attributable to the development of new software application products and enhancements to existing products. The reduction in research and development expenses for the nine months ended December 31, 2004 from the same period of the prior year is attributable to the combined effects of two principal actions: (1) the elimination of personnel dedicated to less strategic product lines; and (2) better utilization of offshore research and development resources in India. Total research and development expenditures have been reduced by approximately $8.3 million from the same period of the prior year, when considering the $4.0 million decline in expenses and the $4.3 million of software development costs capitalized in the nine months ended December 31, 2003 for the development of the double-byte character-enabled version of our Asset Suite.

Sales and marketing: Sales and marketing expenses include personnel costs, sales commissions, and the costs of advertising, public relations, and participation in industry conferences and trade shows. The reduction in sales and marketing expenses for the nine months ended December 31, 2004 from the same period of the prior year is attributable to elimination of certain sales and marketing positions as part of the Company’s restructuring plans and its continued efforts toward cost containment and better allocations of resources.

General and administrative: General and administrative expenses include personnel and other costs of the Company’s finance, legal, human resources and administrative operations. The $4.4 million reduction in general and administrative expenses for the nine months ended December 31, 2004 from the same period of the prior year is attributable to consolidation of previously decentralized accounting and administrative functions into the Company’s headquarters in Atlanta, GA and continued cost containment programs.

Restructuring expenses: In the nine months ended December 31, 2004, the Company recorded net restructuring charges of $11.4 million for revisions to accounting estimates from prior business restructurings and for additional restructuring charges related to office and business consolidations and employee severance. Revisions to the Company’s expected sublease income for two unoccupied floors in San Francisco comprised $0.4 million of this expense, inclusive of the $1.0 million benefit recorded in the quarter ended December 31, 2004 to reduce a lease reserve based on an agreement entered into in October 2004 to sublease a portion of the respective office space. Further consolidation of office space in San Francisco and Atlanta resulted in $7.8 million in new restructuring charges for the nine months ended December 31, 2004. This consolidation included vacating three floors in Atlanta and one additional floor in San Francisco. The remaining $3.2 million in restructuring expense is associated with the elimination of approximately 140 positions, including the transfer of certain functions to the company-owned office buildings in Columbia, SC and the outsourcing of some development functions to India. At December 31, 2004, $6.8 million remains in the restructuring accrual for this initiative and is related to employee severance and excess lease costs associated with subleasing the Company’s vacated office space in Atlanta and San Francisco. The Company could incur future increases or decreases to its existing accruals in the event that the underlying assumptions used to develop the Company’s estimates of excess lease costs, such as the timing and the amount of any sublease income change.

Interest Expense, Other Income (Expense) and Provision for Income Taxes

	Nine Months Ended		%
	12/31/2004	12/31/2003	Change
	(Unaudited)
	(In thousands)
Interest expense, net	$(380)	$(499)	(23.8%)
Percentage of total revenue	(0.4%)	(0.5%)

Other income (expense), net	327	(79)	513.9%
Percentage of total revenue	0.3%	(0.1%)

Provision for income taxes	80	626	(87.2%)
Percentage of total revenue	0.1%	0.6%

Interest expense, net: Interest expense, net arises from debt financing and debt incurred with the acquisition of IUS in March 2003 and interest income generated from the Company’s invested cash balances. Interest expense, net for the nine months ended December 31, 2004 declined due to less debt outstanding, as the convertible notes to finance the IUS acquisition were converted to equity in the second quarter of fiscal 2004. Interest income has declined due to less cash available for investment.

Other income (expense), net: Other income (expense), net is primarily attributable to foreign exchange gains or losses. Foreign exchange gains were $293,000 in the nine months ended December 31, 2004 as compared to foreign exchange losses of $129,000 for the same period of 2003. This variance reflects changes in the relative values of currencies in which the Company’s non-U.S. subsidiaries do business and revaluation of certain balances between the parent company and its non-U.S. subsidiaries.

Provision for income taxes: Income taxes include federal, state and foreign income taxes. The provisions for income taxes for the nine months ended December 31, 2004 and 2003 are attributable to the withholding of income taxes on revenues generated in foreign countries offset by a $249,000 tax benefit recognized upon resolution of an international income tax issue As of December 31, 2004, the Company had significant net operating losses to carry forward to offset taxable income that may arise in the future, subject to certain limitations.

Liquidity and Capital Resources

As of December 31, 2004, the Company’s principal sources of liquidity consisted of approximately $22.1 million in cash and cash equivalents and $6.4 million in short and long-term restricted cash. The Company generated $3.8 million of cash flow from operations for the three months ended December 31, 2004 and increased cash and cash equivalents by $3.7 million as of December 31, 2004 over September 30, 2004.

During the nine months ended December 31, 2004:

•	Cash of $5.2 million was used in operating activities. The outflows of cash can be stratified into two categories: (1) cash payments associated with the Company’s business restructurings and other items and (2) cash activity associated with day-to-day business activities. Relative to the former category, in the nine months ended December 31, 2004 the Company made cash payments of $6.0 million in settlement of current and prior business restructuring obligations and $0.5 million in settlement of an outstanding claim by the Department of Energy. Relative to the latter category, in the nine months ended December 31, 2004 the Company generated $1.3 million of cash from day-to-day business activities. The Company’s days sales outstanding (DSO) was 93 days at December 31, 2004, up 11 days from September 30, 2004 and 24 days from March 31, 2004. The increase over September 30, 2004 is attributable to approximately $2.0 million in aged accounts receivable from two customers subsequently collected in January 2005 and seasonal renewals of customer support agreements. DSO of 69 days at March 31, 2004 reflected favorable collections experience. DSO of 93 days at December 31, 2004 compares reasonably to DSO of 90 days at December 31, 2003, particularly considering subsequent collections in January 2005.

•	Cash of $3.5 million was used in investing activities, including the restriction of $0.8 million in cash to support additional standby letters of credit, $2.3 million in capital expenditures and $0.5 million in purchase price adjustments associated with the acquisition of Wishbone. Capital expenditures consist of amounts to build-out consolidated office space in the Company’s headquarters in Atlanta, GA and purchases of computers and equipment to ensure consistency in operations and customer success.

•	Cash of $0.2 million was used in financing activities. Debt payments of $0.8 million exceeded proceeds from stock option exercises of $0.6 million.

Restricted Cash:

At December 31, 2004, the Company maintained cash deposits totaling approximately $6.4 million in support of eight standby letters of credit, collateral for a mortgage and a bank guarantee. The letters of credit require the Company to maintain corresponding compensating balances equal to the amounts of the letters of credit. The compensating balances are classified as restricted cash at December 31, 2004 and March 31, 2004. A total of $4.6 million in restricted cash should be released in increments of $2.3 million each in both July 2006 and May 2008, relative to the expiration of letters of credit supporting a performance bond and the Company’s leased facilities in San Francisco, CA, respectively. Of the remaining amount, $0.3 million should be released ratably through June 2005. A $0.6 million certificate of deposit, used as collateral for the Company’s mortgage note payable on its Columbia, SC property, will be released in April 2008.

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

Cash Analysis:

The Company believes that its existing cash, cash equivalents and marketable securities, together with anticipated cash flows from operations, will be sufficient to meet its cash requirements for at least the next 12 months. In the nine months ended December 31, 2004, the Company implemented business restructuring plans with cumulative charges to operations of $11.4 million, which the Company believes should help to improve its cash flow from operations over time. However, the Company is prepared to adjust its usage of cash and cash equivalents, as called for by its internal business plans, to align with actual business conditions.

...

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

Our operating results have fluctuated in the past, and our results may fluctuate significantly in the future. Our operating results may fluctuate from quarter-to-quarter and may be negatively affected as a result of a number of factors, including:

•	the variable size and timing of individual license transactions and services engagements;

•	delays in maintenance renewals or non-renewals or cancellation of maintenance services;

•	changes in the proportion of revenues attributable to license fees, hosting fees and services;

•	successful completion of customer funded development;

•	changes in the level of operating expenses;

•	our success in, and costs associated with, developing, introducing and marketing new products;

•	delays associated with product development, including the development and introduction of new products and new releases of existing products;

•	the development and introduction of new operating systems and/or technological changes in computer systems that require additional development efforts;

•	software defects and other product quality problems and the costs associated with solving those problems; and

•	personnel changes, including changes in our management.

Changes in operating expenses or variations in the timing of recognition of specific revenues resulting from any of these factors can cause significant variations in operating results from quarter-to-quarter and may in some future quarter result in losses or have a material adverse effect on our business or results of operations.

If we are unable to achieve consistent profitability and positive operating cash flow in the near future, our business and long-term prospects may be harmed.

We generated a net loss of $9.6 million in the nine months ended December 31, 2004 and used cash of $5.2 million in operating activities during the same period. For the fiscal year ended March 31, 2004, we generated a net loss of $12.0 million and used cash of approximately $3.8 million in operating activities during the same period. If we are unable to achieve and maintain consistent profitability and positive cash flow from operations in the near future it will negatively affect our capacity to implement our business strategy and may require us to take actions in the short-term that will impair the long-term prospects of our business. If we are unable to achieve and maintain consistent profitability and positive cash flow from operations in the near future it may also result in liquidity problems and impair our ability to finance our continuing business operations on terms that are acceptable to us. Further, we may need to enter into financing transactions that are dilutive to our stockholders’ equity ownership in our company.

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

From time to time, we acquire new products, launch new products, and release enhancements or upgrades to existing products. For example, in December 2004, we released a new product called the Indus Asset Suite, which incorporates the key capabilities of our legacy PassPort and InsiteEE product lines. In January 2004, we acquired our Service Suite software from Wishbone, which forms a part of our service delivery management offering. There can be no assurance that any of our new or enhanced products will be sold successfully or that they can achieve market acceptance. Our future success with these products and other next generation product offerings will depend on our ability to accurately determine the functionality and features required by our customers, as well as the ability to enhance our products and deliver them in a timely manner. We cannot predict the present and future size of the potential market for our next generation of products, and we may incur substantial costs to enhance and modify our products and services in order to meet the demands of this potential market.

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

We have experienced significant change in our executive management team. In February 2004, Gregory Dukat was promoted to Chief Executive Officer and John Gregg was promoted to Executive Vice President of Field Operations. In June 2004, we appointed Thomas Williams as our new Chief Financial Officer. In July 2004, we hired Dave Henderson as our Vice President of Global Professional Services. In September 2004, Thomas Madison ceased to be an executive officer of the Company, although he will continue as Chairman of the Board in a non-employee capacity. In January 2005, we appointed Joseph Trino as an Executive Vice President. The current executive management team has only recently begun to work together, and they may be unable to integrate and work effectively as a team. There are no assurances that we will be able to motivate and retain the current executive management team or that they will be able to work together effectively. If we lose any member of our executive management team or they are unable to work together effectively, our business, operations and financial results could be adversely affected.

Our success depends upon our ability to attract and retain key personnel.

Our future success depends, in significant part, upon the continued service of our key technical, sales and senior management personnel, as well as our ability to attract and retain new personnel. Competition for qualified sales, technical and other personnel is intense, and there can be no assurance that we will be able to attract, assimilate or retain additional highly qualified employees in the future. Our ability to attract, assimilate and retain key personnel may be adversely impacted by the fact that we have reduced our work force by approximately 26% in the nine months ended December 31, 2004. If we are unable to offer competitive salaries and bonuses, our key technical, sales and senior management personnel may be unwilling to continue service for us, and it may be difficult for us to attract new personnel. If we were unable to hire and retain personnel, particularly in senior management positions, our business, operating results and financial condition would be materially adversely affected. Further additions of new personnel and departures of existing personnel, particularly in key positions, can be disruptive and have a material adverse effect on our business, operating results and financial condition.

Our failure to realize the expected benefits of our recent restructurings, including anticipated cost savings, could result in unfavorable financial results.

Over the last several years we have undertaken several internal restructuring initiatives. For example, in the nine months ended December 31, 2004, the Company restructured business activities by eliminating approximately 140 positions and consolidating office space in Atlanta, GA and San Francisco, CA, wherein certain functions were transferred from these locations to company-owned office buildings in Columbia, SC. These types of internal restructurings have operational risks, including reduced productivity and lack of focus as we terminate some employees and assign new tasks and provide training to other employees. In addition, there can be no assurance that we will achieve the anticipated cost savings from these restructurings and any failure to achieve the anticipated cost savings could cause our financial results to fall short of expectations and adversely affect our financial position.

We have taken charges for restructuring of $10.2 million in 2001, $8.2 million in 2002, $2.2 million in the three-month transition period ended March 31, 2003, $44,000 in the fiscal year ended March 31, 2004 and $11.4 million in the nine months ended December 31, 2004. There can be no assurance that additional charges for restructuring expenses will not be required in future periods. Significant future restructuring charges could cause financial results to be unfavorable.

Our business may suffer from risks associated with growth through acquisitions, should they occur.

In recent years we have acquired IUS and Wishbone and we evaluate acquisition opportunities from time to time. All acquisitions involve specific risks. Some of these risks include:

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

As we grow and attempt to integrate any business and assets that we may acquire, we can give no assurance that we will be able to:

•	properly maintain and take advantage of the business or value of any acquired business and assets;

•	identify suitable acquisition candidates;

•	complete any additional acquisitions; or

•	integrate any acquired businesses or assets into our operations.

The strain on our management may negatively affect our business and our ability to execute our business strategy.

Changes to our business and customer base have placed a strain on management and operations. Previous expansion had resulted in substantial growth in the number of our employees, the scope of our operating and financial systems and the geographic area of our operations, resulting in increased responsibility for management personnel. Our restructuring activities in recent years and our acquisitions of IUS and Wishbone have placed additional demands on management. In connection with our restructuring activities and our acquisitions, we will be required to effectively manage our operations, improve our financial and management controls, reporting systems and procedures on a timely basis and to train and manage our employee work force. There can be no assurance that we will be able to effectively manage our operations and failure to do so would have a material adverse effect on our business, operating results and financial condition.

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

Increased competition is likely to result in price reductions, reduced gross margins and loss of sales volume, any of which could materially and adversely affect our business, operating results, and financial condition. Any material reduction in the price of our products would negatively affect our gross revenues and could have a material adverse effect on our business, operating results, and financial condition. There can be no assurance that we will be able to compete successfully against current and future competitors, and if we fail to do so we may be unable to maintain or increase our market share.

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

Our growth is dependent, in part, upon the successful development of our indirect sales channels.

We believe that our future growth will depend, in part, on developing and maintaining successful strategic relationships or partnerships with systems integrators and other technology companies. One of our strategies is to continue to increase the proportion of customers served through these indirect channels. Our inability to partner with other technology companies and qualified systems integrators could adversely affect our results of operations. Because lower unit prices are often charged on sales made through indirect channels, increased indirect sales could reduce our average selling prices and result in lower gross margins. As indirect sales increase, our direct contact with our customer base could decrease, and we may have more difficulty accurately forecasting sales, evaluating customer satisfaction and recognizing emerging customer requirements. In addition, sales of our products through indirect channels may reduce our service revenues, as the third-party systems integrators reselling our products provide these services. Further, when third-party integrators install our products and train customers to use our products, it could result in incorrect product installation, failure to properly train the customer, or general failure of an integrator to satisfy the customer, which could have a negative effect on our relationship with the integrator and the customer. Such problems could damage our reputation and the reputation of our products and services. In addition, we may face additional competition from these systems integrators and third-party software providers who develop, acquire or market products competitive with our products.

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

International revenue (from sales outside the United States) accounted for approximately 21% of total revenue for the fiscal year ended March 31, 2004, and 26% of total revenue for the nine months ended December 31, 2004. We maintain an operational presence and have established support offices in the United Kingdom, Canada, Australia, France and Japan. We expect international sales to continue to be a material component of our business. However, there can be no assurance that we will be able to maintain or increase international market demand for our products. In addition, international expansion may require us to establish additional foreign operations and hire additional personnel. This may require significant management attention and financial resources and could adversely affect our operating margins. To the extent we are unable to expand foreign operations in a timely manner, our growth, if any, in international sales will be limited, and our business, operating results and financial condition could be materially and adversely affected.

The success of our international operations is subject to many uncertainties.

Our international business involves a number of risks, including:

•	lack of acceptance of localized products;

•	cultural differences in the conduct of business;

•	unfavorable exchange rate fluctuations;

•	longer accounts receivable payment cycles;

•	greater difficulty in accounts receivable collection;

•	seasonality due to the annual slow-down in European business activity during the third calendar quarter;

•	unexpected changes in regulatory requirements and withholding taxes that restrict the repatriation of earnings;

•	tariffs and other trade barriers;

•	the burden of complying with a wide variety of foreign laws; and

•	negative effects relating to hostilities, war or terrorist acts.

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

Anti-takeover provisions in our charter documents and Delaware law could prevent or delay a change in control of Indus, even if a change of control would be beneficial to our stockholders.

Provisions of our Amended and Restated Certificate of Incorporation and By-Laws, as well as provisions of Delaware law, could discourage, delay or prevent an acquisition or other change in control of Indus, even if a change in control would be beneficial to our stockholders. These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors and take other corporate actions. As a result, these provisions could limit the price that investors are willing to pay in the future for shares of our common stock. These provisions might also discourage a potential acquisition proposal or tender offer, even if the acquisition proposal or tender offer is at a price above the then current market price for our common stock.

These provisions include:

•	authorization of a stockholder rights plan or “poison pill” to deter a takeover attempt;

•	authorization of “blank check” preferred stock that our board of directors could issue to thwart a takeover attempt;

•	limitations on the ability of stockholders to call special meetings of stockholders;

•	limitations on stockholder action by written consent; and

•	advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

In addition, we are subject to certain provisions of the Delaware General Corporation Law, which limit our ability to enter into business combination transactions with 15% or greater stockholders that our board of directors has not approved. These provisions and other similar provisions make it more difficult for a third party to acquire us without negotiation with the board of directors. These provisions may apply even if some stockholders may consider the transaction beneficial.

Failure to achieve and maintain effective internal controls over financial reporting could have a material adverse effect on our business, operating results and stock price.

We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires an annual management assessment of the design and effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing this assessment. During the course of our testing we may identify deficiencies or weaknesses which we may not be able to remediate prior to our fiscal year end. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company did not experience any material changes in market risk in the third quarter of fiscal 2005.

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders on October 25, 2004. Information relating to the matters submitted to a vote of stockholders at such meeting was reported in our Quarterly Report on Form 10-Q for the second quarter ended September 30, 2004.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

The following exhibits are filed or furnished herewith or are incorporated by reference.

Exhibit
Number	Description
10.1	Management Council Incentive Compensation Plan and Form of Agreement+

10.2	Executive Incentive Compensation Plan and Form of Agreement+

10.3	Form of Award Certificate for Stock Option under the 2004 Indus International, Inc. Long-Term Incentive Plan

10.4	Form of Award Certificate for Restricted Stock under the 2004 Indus International, Inc. Long-Term Incentive Plan

10.5	Employment Agreement dated as of January 28, 2005, between Joseph Trino and Indus International, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

Exhibit
Number	Description
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32.1	Section 1350 Certification of CEO *

32.2	Section 1350 Certification of CFO *

+	Confidential portions of this exhibit have been omitted pursuant to a request for confidential treatment.

*	This exhibit is furnished to the Securities and Exchange Commission and is not deemed to be filed with the Securities and Exchange Commission as part of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDUS INTERNATIONAL, INC.
(Registrant)

Date: February 7, 2005

/s/ Thomas W. Williams

Thomas W. Williams Executive Vice President and Chief Financial Officer (Principal Financial & Accounting Officer)