Form 10-K
period 2005-03-31
INDUS INTERNATIONAL INC
filed 2005-06-13
CIK 1041333

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

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
Registrant’s telephone number, including area code:
(770)952-8444
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value
Series A Junior Participating Preferred Stock
(Title of Class)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes  ☑          No ☐
      The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of $1.58 per share of the Common Stock on September 30, 2004, as reported on the Nasdaq National Market, was approximately $71,063,049.
      The number of shares outstanding of the Registrant’s Common Stock, $.001 par value, was 56,626,789 at June 7, 2005.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Registrant’s Proxy Statement for the 2005 Annual Meeting are incorporated by reference into Part III thereof.

INDUS INTERNATIONAL, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2005

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
      This Annual Report on Form 10-K, as well as documents incorporated herein by reference, may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect management’s current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of phrases and expressions such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will” or other similar words or phrases. These statements, which speak only as of the date given, are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our expectations or projections. These risks include, but are not limited to, projected growth in the emerging service delivery management market, market acceptance of our service delivery management strategy, current market conditions for our products and services, the capital spending environment generally, our ability to achieve growth in our Asset Suite, Customer Suite and Service Suite products, market acceptance and the success of our new products and enhancements and upgrades to our existing products, the success of our product development strategy, our competitive position, the ability to establish and retain partnership arrangements, our ability to develop our indirect sales channels, changes in our executive management team, uncertainty relating to and the management of personnel changes, the ability to realize the anticipated benefits of our recent restructurings, timely development and introduction of new products, releases and product enhancements, current economic conditions, heightened security and war or terrorist acts in countries of the world that affect our business, and other risks identified in the section of this Report entitled “Description of Business — Factors Affecting Future Performance,” beginning on page 16. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.
PART I

Item 1.	Business
General
      Indus International, Inc. develops, licenses, implements, supports, and hosts service delivery management (“SDM”) solutions, which help clients in a broad array of industries optimize the management of their customers, assets, workforce, spare parts inventory, tools and documentation in order to maximize performance and customer satisfaction while reducing operating expenses. Our software products consist of three primary product suites: customer management, asset management and field service management. These software products, along with our service offerings enable our clients to reduce costs, increase production capacity and competitiveness, improve service to their customers, facilitate billing for services and ensure regulatory compliance. Historically, our products have been focused on asset management, and more recently on customer management and field service management. Through our acquisitions of best-in-class customer management software in March 2003 and field service management software in January 2004, we believe that we are the first company to offer comprehensive suites of world-class customer, asset, and field service management products, which we market and sell as our SDM solutions.
      As of March 31, 2005, our software products have been licensed for use by more than 400 companies in more than 40 countries, representing diverse industries, including utilities, manufacturing, chemical, oil and gas, pulp and paper, telecommunications, government, education, transportation, and consumer packaged goods. Clients include industry leaders such as American Electric Power Service Corporation, British Energy Plc., Duke Energy Corporation, Dell USA L.P. (an affiliate of Dell Inc.), Deutsche Telekom AG, GE Plastics and GE Power Systems, operating units of the General Electric Company, Electric Power Development Company Limited (also known as JPower), Nuclear Management Company, L.L.C., Progress Energy Service Company LLC, Shaw Industries, Inc., Sierra-Pacific Resources, Smurfit-Stone Container Corporation, The Kroger Co., Tokyo Electric Power Company, and Xcel Energy Services, Inc.

      We are a Delaware corporation formed in 1997 by the merger of The Indus Group, Inc., a California corporation, and TSW International, Inc., a Georgia corporation. In March 2003, we acquired Indus Utility Systems, Inc. (“IUS”) (formerly known as SCT Utility Systems, Inc.) from Systems and Computer Technology Corporation (“SCT”). In January 2004, we acquired Wishbone Systems, Inc. (“Wishbone”). References in this filing to the “Company,” “Indus,” “we,” “our,” and “us” refer to Indus International, Inc., our predecessors and our wholly-owned and consolidated subsidiaries. Our principal executive offices are located at 3301 Windy Ridge Parkway, Atlanta, Georgia 30339, and our telephone number at that location is 770-952-8444.
Service Delivery Management Background
      The current economic climate, including increasing global competition, demands that organizations in diverse industries control costs while simultaneously increasing production capacity. For this reason, most organizations share very similar goals: increase revenues, reduce operations and maintenance expenses, increase the reliability and performance of production facilities and infrastructure, improve customer service and loyalty, reduce inventory, and make better use of limited capital. Many software vendors have offered products aimed at assisting companies with various aspects of this challenge — such as enterprise resource planning (“ERP”), customer relationship management (“CRM”), customer information systems (“CIS”), enterprise asset management (“EAM”), and workforce management (“WFM”). These conventional approaches, which focus only on discrete areas and systems, have yielded some marginal operational improvements, but not at levels that actually transform the business and facilitate operational excellence. We believe there is a significant opportunity for a comprehensive solution to rationalize these fragmented enterprise products, eliminate the inefficiencies of discrete systems, and enable companies to achieve their operational goals that are described above on a more efficient basis.
The Indus Solution
      To capitalize on this opportunity, we have developed a unique approach to operational excellence called service delivery management, or SDM, which allows our customers to eliminate the inefficiencies of employing multiple discrete enterprise systems and practices and to achieve the results described above. The SDM approach allows organizations to manage all of the business processes related to its customers, assets, and workforce across the entire enterprise — incorporating customer service, field service, design service, construction service, and maintenance service into a single comprehensive solution. Unlike any one of the discrete ERP, EAM, CRM, CIS or WFM products, which tend to be customer-centric, asset-centric, or workforce-centric, our SDM solutions are process-centric. SDM addresses the business flows within and across each of these disciplines, and optimizes business processes. The focus of our SDM solutions is on operational business flows across the entire organization, breaking down informational and operational silos.
      Our SDM software products encompass three disciplines in a comprehensive product set: customer management, asset management and field service management. Focusing on the business flows within and across these critical disciplines, Indus SDM optimizes business processes to achieve operational efficiencies that can enable superior performance. Sharing this process-centric approach to operational improvement, our three product suites within SDM drive real-time responsiveness to service needs.
      Our SDM products allow customers to push key analytics at the right time so that critical decisions can be made in a timely and intelligent manner via real-time performance management. With our products, users view and analyze key performance indicators to proactively improve efficiency and minimize costs throughout the organization. Our SDM products, together with our various service offerings, enable our customers to:

•	Improve Asset Performance. Our products help organizations control and reduce all asset lifecycle costs, as well as budget and plan more accurately, by ensuring that assets operate at peak performance to avoid unnecessary downtime and shorten planned outages. This requires that the organization have real-time visibility into the health and condition of facilities, equipment and/or critical parts.

•	Maximize Financial Performance. Organizations must transition from reactive to proactive decision-making in order to optimize performance and maximize financial gain. Our products facilitate this transition by providing the right tools to analyze and balance the financial impact of strategic and operational initiatives across the organization, and to determine best-case alternatives.

•	Optimize Workforce Efficiency. Organizations must operate their workforces at optimum efficiency, addressing planned and unplanned work requests in a timely and efficient manner. Instant field communications and feedback is vital. Our products give organizations real-time visibility into resource availability, skill sets, parts, tools, customer requirements, and documentation.

•	Ensure Customer Loyalty. Customer loyalty is the most accurate barometer of superior performance. Our products enable organizations to instantly access and analyze enterprise-wide information, rapidly respond to customer requests and issues, make timely and appropriate decisions, and provide accurate billing and collection.

•	Streamline the Supply Chain. Our products help organizations operate their supply chain more efficiently, with better planning and streamlined logistics. Our products provide increased visibility into the availability of spare parts, optimize inventory levels, and reduce the number of suppliers, while helping to deliver the right parts to the right place at the right time.

Business Strategy
      Our objective is to establish and maintain Indus as the leading provider of SDM solutions. We aim to achieve this objective by delivering the industry’s most comprehensive set of best-in-class customer, asset, and field service management products. These products help global utilities, manufacturers, telecommunications companies, original equipment manufacturers, and third-party service providers optimize and effectively manage their customers, assets, and workforce.
      Our strategies to accomplish our objective include the following:

Develop and Enhance Software Solutions. We intend to continue to focus our product development resources on the development and enhancement of our software solutions. We offer what we believe to be the broadest solution set in the SDM marketplace and the only suite offering best-in-class products for customer, asset, and field service management. In order to provide additional functionality and value to our products, we plan to continue to provide enhancements to existing products and to introduce new products to address evolving industry standards and market needs. We will identify further enhancements to our products and opportunities for new products through our Global Client Services organization as well as ongoing customer consulting engagements and implementations, interactions with our user groups and special interest groups and participation in industry standards and research committees, such as the Association for Services Management International, MIMOSA, and the Nuclear Energy Institute.

Expand Our Strategic Alliances and Indirect Sales Channels. We currently sell our products primarily through our direct sales force. We work on joint projects and joint sales initiatives on a case-by-case basis with industry-leading consultants and software systems implementers, including most of the large consulting firms, such as Accenture, IBM Global Services, Capgemini, BearingPoint and Deloitte Consulting. This allows us to supplement our direct sales force and professional services organization. We have been expanding our indirect sales channels through reseller agreements, marketing agreements and agreements with third-party software providers, particularly internationally. Our agreements with Peregrine Systems, Inc., Materna GmbH Information & Communications, in Germany, A3 Systems Limited, a subsidiary of Yao De Computer Software Limited, in China, and Electric Power Development Company Limited (also known as JPower) in Japan, extend our market coverage and provide us with new business leads and access to trained implementation personnel. We also have strategic alliances with complementary software providers. These product partnerships, including our arrangements with NextAxiom Technology, Inc. (“NextAxiom”), Business Objects, Inc. (“Business Objects”), and Oracle Corporation (“Oracle”), extend our product footprints to best meet our customers’ requirements.

Expand International Sales. We believe that our products offer significant benefits for customers in international markets. We have more than 80 employees outside the United States, primarily in Europe and Asia Pacific, focused on international sales, servicing our international clients, and developing reseller channels. In addition to offices in the United Kingdom, France, Japan, and Australia, we have established reseller and referral arrangements in countries across the globe, including China, South Africa, Hungary, Russia, Egypt, and Israel. Our international strategy includes leveraging the strength of our relationships with current customers that also have significant overseas operations and the pursuit of strategic marketing opportunities with international systems integrators and third-party software application providers that are complementary to our products.

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

Products
      Our SDM software products help clients in a broad array of industries optimize the management of their customers, assets, workforce, spare parts inventory, tools and documentation. Our clients rely on our products to achieve best-in-class performance while minimizing operating costs, improving asset reliability, optimizing customer satisfaction, improving billing processes, and ensuring regulatory compliance. Our products are comprised of three distinct suites: Customer Suite, Asset Suite and Service Suite.

Customer Suite
      Our Customer Suite for energy and utility customers provides the functionality required to optimize customer-facing activities. This seamless product suite encompasses call center, customer information tracking, billing, and accounts receivable functions. At the core of the Customer Suite is the advanced architecture of the CIS product. Built on Oracle9i application server technology, the Customer Suite features an adaptive infrastructure and takes advantage of Oracle’s world-class functionality for Internet or intranet deployment and streamlined business processes. The Customer Suite combines proven and scalable functionality to facilitate enterprise-wide access to information, cost controls, regulatory responsiveness, and reduced cycle times from meter reading to collection of accounts receivable. Enhancing the Customer Suite is CRM Essentials, a layer of customer relationship management functionality built exclusively for energy and utility companies, positioning them to lower costs and improve customer service. Further fortifying the Customer Suite is EnerLink, a complex billing solution that helps energy and utility companies use integrated applications to design, market, administer, and bill new pricing options, regardless of the market requirements. EnerLink includes flexible pricing options, robust rate modeling and bill calculation, support for a complex array of contract models, integrated data management, and meter data access.

Asset Suite
      In December 2004, we released Indus Asset Suitetm, a new asset management software product. Indus Asset Suite incorporates key capabilities of both the Indus PassPorttm and Indus InSiteEEtm asset management products, consolidating years of asset management software development expertise into a single product. Indus Asset Suite combines an industry-leading feature set with an advanced services-oriented architecture and a new user interface offering a self-evident design for ease of use and tailorability to fit a variety of business practices. This product’s wide array of predefined integrations to Indus and third-party applications allows companies’ entire workforces to deliver improved efficiencies and more informed, faster business decisions throughout the enterprise.
      Indus Asset Suite supports an organization’s operations and maintenance workforce, inventory management and procurement professionals, safety and compliance engineers, and other decision-making personnel affected by asset care decisions throughout the enterprise. This suite includes the following components: asset and work management systems; materials and procurement systems; supply chain; e-procurement systems;

and safety and compliance systems. Work management systems coordinate and communicate discrete work task requirements and priorities to all departments and disciplines throughout the enterprise. Safety and compliance systems operate with other enterprise systems to improve regulatory compliance and reporting. Materials and procurement systems improve overall plant performance. E-procurement capabilities add further value by streamlining the procurement process. Other complementary components include mobile computing (see WorkMobile under Service Suite below), enterprise asset integration tools, sophisticated search capabilities, data warehousing products, and integration to leading ERP products for financial and human resources functions. Our Asset Suite provides improved efficiencies to the management of assets, work orders, inventory, and purchasing. It helps organizations establish effective maintenance strategies for the assets they service and enables supply chain optimization. This proactive, condition-based strategy lowers maintenance costs and reduces production stoppages.
      Indus offers clearly defined migration paths to the Indus Asset Suite for its legacy PassPort, InSiteEE and EMPAC customers. Indus will continue to support each of those products in accordance with its stated policies.

Service Suite
      Our Service Suite provides resource optimization to generate superior performance at low cost. This suite allows customers to dispatch resources with all the required tools, information, and parts at the promised time. Schedules are optimized based on customer or asset demands, travel times, service level agreements, technician skills requirements, and internal costs, enabling more hours “on the job, able to work.” The suite includes the following applications:

•	WorkCenter. Indus WorkCenter is the web-based order entry and management module. As the starting point of work and order processing, WorkCenter provides a variety of options and tools to accommodate the needs of both customers and service providers. With WorkCenter, call center representatives can initiate service requests, schedule service appointments, and check service status from any web browser. Appointment scheduling is immediate, and the service organization is notified automatically. Business rules and customer preferences ensure timely fulfillment by the most appropriate service provider.

•	WorkManager. Indus WorkManager helps manage the constantly changing dynamics of field service by furnishing dispatchers with a real-time graphical representation of people, places and things in an information and response portal. All updates and changes to the schedule can be viewed as they happen. Rule violations, cost and time overruns, and other performance indicators are highlighted for action. Visual cues and filters assist management personnel with understanding the status of all work at any time. Relationships between work orders, dependencies, and the parent/child relationship within a work order are evident. Integration with leading GPS systems further enhances understanding of where personnel are deployed and how they can be routed.

•	WorkMobile. Indus WorkMobile equips mobile service resources with real-time interactive wireless applications and access to organizational data. WorkMobile provides online web-based or wireless access, as well as offline/sync access. Handheld and wireless communication devices enable bi-directional updates that expedite service delivery. Service personnel have real-time access to schedules, customer details, and operational response rules. They can update, close or reschedule service orders from the field with current customer information.

•	WorkExecutive. Indus WorkExecutive is a planning, forecasting, and implementation tool that enables senior management to predict the business impact of all available execution alternatives and implement the one that is right for their business needs and objectives. Through management dashboards and reports, WorkExecutive provides the intelligence executives need to assess their execution strategy, performance, and organizational effectiveness. Factors such as the supply and demand of service personnel, response criteria and profitability are measured against key performance indicators and benchmark metrics.

•	WorkOptimizer. Indus WorkOptimizertm enhances operational achievements with optimization technology. The product employs proprietary algorithms to calculate and accommodate complex but known variables in the field service chain to help overcome operational inefficiencies and ensure the optimal balance between profitability, effectiveness, and customer satisfaction. Real-time logistical support will allow the organization to deploy field personnel with the right skills to the right place at the right time.

Indus Foundation Architecture
      In January 2005 Indus announced the release of the Indus Foundation Architecturetm (“IFA”), a common architectural platform for all of our applications. The IFA ensures smooth and seamless integration between our applications and those of our partners utilizing XML, service-oriented architecture, and other advanced integration tools and techniques. IFA is a new convergent technology strategy that provides common tools across all Indus suites to deliver a common interface and software platform. Developed using a service-orientated architecture, the IFA provides enhanced configurability and agility to meet rapidly evolving business needs. In addition, it offers a low total cost of ownership for our SDM solutions by enabling organizations to harness best-of-breed, process-oriented business applications for asset, customer and field service management, while minimizing effort and expense for integration and training.
Services
      Our SDM solutions include consulting and other services offered as part of the Indus Service Selecttm program. Our Service Select program is comprised of services, tools and programs that address the full lifecycle of our solutions, including implementation, production, and continuous business improvement. Our service offerings include comprehensive implementation programs, strategic consulting, e-Learning and training solutions, three-tiered maintenance and support plans, and hosting and outsourcing services. Indus offers a variety of tailored or packaged services designed to help clients continuously improve their operations, achieve a faster return on investment, and meet their unique business challenges. Our Service Select program includes the following service offerings: professional services, Indus Knowledge Delivery, Global Client Services, and hosted services.

Professional Services
      Our professional services include sophisticated implementation services, as well as strategic consulting in pre-implementation assessment/selection analysis, project justification, business case support, performance benchmarking, root cause analysis, and post-implementation optimization. Extended services include migration and upgrade assistance. Our professional services are provided by subject matter experts that typically have a long tenure with Indus. These regionally located experts support our sales organization by helping customers implement advanced principles, theories, and other advanced best practice strategies designed to provide a competitive advantage to the customer. The knowledge gained from prior customer implementations, the extensive experience of our employees, and the global experience of our user community provide a high-quality information exchange as customers learn from the professional services organization how the Indus software products address industry-specific requirements.
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

Indus Knowledge Delivery
      Indus Knowledge Delivery is a collection of tools and services to help our clients achieve their strategic objectives. We provide education and training solutions, including off-the-shelf and customized e-Learning programs. These solutions include standalone web-based training courses and easy-to-use online classroom and job-aids called Desktop Navigatorstm. These Desktop Navigators provide detailed step-by-step tutorials and a means to deliver business process workflow integration to communicate, implement, and deliver leading work practices across an entire enterprise. We also provide in-depth classroom training at Indus sites worldwide or in clients’ facilities.

Global Client Services
      We offer three levels of comprehensive customer support and service plans that provide our customers with timely access to support professionals, client advocate engagement, product updates, and new software releases that offer improved functionality. Our Global Client Service Centers are strategically located in North America, the United Kingdom, and the Asia-Pacific region. Two of our three service programs provide extended telephone service after business hours for production-down and critical issues, 24 hours a day, either five or seven days a week. Regardless of the call’s time or point-of-origin, our toll-free number automatically routes the customer’s call to a fully staffed Global Client Service Center.

Hosted Services
      Asset Suite and Customer Suite software are available as hosted services fully supported through remote data centers. We are responsible for the customer’s hosted system, and we are the single point of contact for any functionality issues. The hosted service offers comprehensive functionality, reduces implementation time, and guarantees service levels. Additionally, our hosted service integrates with customer legacy systems, delivering a true best-in-class product that includes many touch points with other industry software application leaders such as Oracle and SAP.
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
Sales and Marketing

Global Organization
      We market and sell our products and services to customers around the world in a variety of industries. To address our markets effectively, we divide our target markets by geography and by industry segment and tailor our sales strategy to suit the specific needs of each market segment. In a given market segment, we may sell directly through our internal sales force or indirectly through business partner relationships and channel partner programs. Our marketing staff is based at our office in Atlanta, Georgia, while our sales organization is decentralized throughout the three global regions described below:

•	Americas, with direct sales representatives in the United States and Canada, and strategic partnerships to expand the scope of sales opportunities.

•	Europe, Middle East and Africa, with direct sales representatives in the United Kingdom and France, as well as partnerships which extend our selling capability into continental Europe, the Middle East and Africa.

•	Asia-Pacific, with direct sales coverage in Australia and Japan and strategic partnerships to expand the scope of sales opportunities.

      In each of these regions, we view the market opportunities as consisting of multiple vertical business segments. We focus our sales and marketing efforts on the following industries:

•	Utilities

•	Water and waste treatment

•	Nuclear power generation

•	Fossil power generation

•	Hydroelectric power generation

•	Energy transmission and substations

•	Energy distribution and delivery

•	Energy resource extraction and process industries

•	Chemical, petrochemical, oil and gas

•	Metals and mining

•	Pulp, paper and forest products

•	Process manufacturing

•	Discrete manufacturing

•	Consumer packaged goods

•	Facilities management

•	Managed services

•	Telecommunications

•	High-tech and electronics

•	Medical
      By addressing the needs of various vertical industries separately, we can package and deliver our products to meet the specific needs of the industries we serve. We conduct comprehensive industry-specific vertical marketing programs, which include public relations, trade advertising, industry seminars, trade shows, and ongoing customer communication programs such as IndusWorld, our international user group conference.

Sales Cycle and Customer Life Cycle
      While the sales cycle varies depending on the customer and the product being sold, our sales cycles generally require from six to 18 months. The direct sales cycle begins with the generation of a sales lead or the receipt of a request for proposal from a prospect, followed by qualification of the lead, analysis of the customer’s needs, response to a request for proposal, one or more presentations to the customer utilizing the special knowledge of the industry vertical pre-sales staff, customer internal sign-off activities, and contract negotiation and finalization.
      After implementation of an Indus product, our account executive program provides regional support and specialized attention for each of our customers. Account executives assist in implementing licensed applications over multi-year engagements, promote licensing of additional applications, and encourage existing customers to identify and help fund new applications and expanded core products.
Product Development
      Our development efforts are focused on adding new functionality to existing products, integrating our various products, enhancing the operability of our products across distributed and alternative hardware platforms, operating systems and database systems, and developing new products. We believe that our future success depends in part upon our ability to continue to enhance existing products, to respond to rapidly changing customer requirements, and to develop new or enhanced products that incorporate new technological developments and emerging maintenance and industry standards. To that end, our development efforts frequently focus on base system enhancements and the incorporation into our products of new user requirements and features identified and created through customer and industry interactions and systems implementations. As a result, we are able to continue to offer our customers a packaged, highly configurable product with increasing functionality rather than a custom-developed software program.
      We believe that research and development is most effectively accomplished if customers are involved in the process. Through direct customer involvement and consensus input from user group oversight committees, product content is improved and the customer acceptance of new software deployment is significantly increased. In addition, the interactive development process promotes increased customer awareness of our products’ technological features and fosters greater product loyalty. For this reason, we regularly incorporate customers into the product development process and compile direct feedback through special interest groups, user conferences, and early adopter programs. A recent example of this interactive process was the development of the new user interface for our Asset Suite, which was developed with detailed input and continuous feedback from more than ten of our customers.
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
      Our research and development expenses for the year ended December 31, 2002, the three-month period ended March 31, 2003 and the years ended March 31, 2004 and 2005 were $45.8 million, $8.7 million, $35.0 million and $32.0 million, respectively. We intend to continue to make significant investments in product development.
Strategic Relationships
      Through a network of strategic relationships established with more than 50 technology and service partners, we leverage our internal sales and marketing efforts, expand our implementation capabilities, and enhance the breadth of our solutions.

Systems Integrators
      We typically work with large systems integrators, such as Accenture, IBM Global Services, BearingPoint, Capgemini and Deloitte Consulting, as well as smaller implementers, on an opportunity-by-opportunity basis. In some instances, we have agreements with systems integrators that provide the framework for the relationship, such as our agreement with Capgemini U.S. LLC. These types of agreements are typically non-exclusive and do not obligate either party to any minimum commitments. Instead, the parties agree to work together to identify joint opportunities with the goal of furthering the implementation of our products and the professional services of the systems integrator or implementer. We work with the systems integrators on proposals to prospective customers to license and implement our software. We typically enter into teaming arrangements that set forth the parties’ respective obligations in the proposal process. We will typically enter into a license agreement and a support agreement directly with the customer, and the systems integrator will typically have the direct contractual relationship with the customer for professional services.

Channel Partners
      In addition to working with large systems integrators to expand our sales channels and marketing efforts, we also enter into reseller agreements, referral agreements, and marketing agreements with third parties that can extend our market coverage, particularly internationally. For example, our agreements with Peregrine Systems, Inc., Materna GmbH Information & Communications, in Germany, A3 Systems Limited, a

subsidiary of Yao De Computer Software Limited, in China, and Electric Power Development Company Ltd. (also known as JPower) in Japan, extend our market coverage and provide us with new business leads and access to trained implementation and support personnel.

Software Product Partners
      We enter into strategic relationships with software product partners to expand the functionality of our existing products, enabling us to continue our focus on developing and delivering SDM solutions. We plan to continue our strategy of leveraging strategic partnerships as the needs of our customers continually evolve and the global marketplace expands. By combining our own SDM software solutions with our partners’ market-focused products and services, we provide our customers with the ability to maximize their return on investment, while providing us with additional software license fees and services.
      Our strategic relationships with third party software providers take a variety of forms, such as reseller agreements, embedded software arrangements, and development arrangements. Reseller agreements, such as our agreement with Oracle, typically allow us to develop software products using third party software, and resell that third party software in connection with our software products. Embedded software arrangements, such as our agreements with NextAxiom and Business Objects, typically allow us to develop software products using third party software, and resell that third party software embedded in our software products. Development agreements allow us to develop software to integrate our products with that of the third party, which extends the functionality of our software products by making them interoperable with various third party applications. An example of this type of arrangement is our agreement with Oracle, which allows us to develop products that integrate with Oracle’s corporate financial, payroll and human resources applications.
      The following highlights a few of our software product partners:

•	NextAxiom — provides a highly differentiated software platform used to produce, consume and deploy software components as standard-based services. Business applications built upon these reusable components are significantly easier to tailor, manage and integrate with existing software assets.

•	Oracle — provides database platform as well as Oracle Financials integration. We are a member of the Oracle Partner Network, as a Certified Partner.

•	Business Objects — supports our Real-Time Performance Management (RPM) product enabling users to monitor and improve operational performance across the service delivery organization.
Customers
      The Company provides software products and services to customers in the following industries:

•	Utilities, including water and waste water treatment, power generation, and energy transmission and distribution;

•	Manufacturing;

•	Chemical and petrochemical;

•	Oil and gas;

•	Pulp and paper;

•	Metals and mining;

•	Telecommunications;

•	Government and education;

•	Transportation;

•	Consumer packaged goods;

•	Medical; and

•	Managed services.
      Customers include industry leaders such as American Electric Power Service Corporation, British Energy Plc., Duke Energy Corporation, Dell USA L.P. (an affiliate of Dell Inc.), Deutsche Telekom AG, GE Plastics and GE Power Systems, operating units of the General Electric Company, Electric Power Development Company Limited (also known as JPower), Nuclear Management Company, L.L.C., Progress Energy Service Company LLC, Shaw Industries, Inc., Sierra-Pacific Resources, Smurfit-Stone Container Corporation, The Kroger Co., Tokyo Electric Power Company, and Xcel Energy Services, Inc.
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
      In the asset management market, our main competitors are MRO Software, Inc., Datastream Systems, Inc., SAP, Oracle, Mincom Corp., Industrial and Financial Systems, Invensys, Severn Trent Systems and Synercom. In the customer management market, our primary competitors include SPL WorldGroup, SAP, Oracle and Peace Software. In the field service management market, our primary competitors include SAP, Siebel Systems, Inc., Mobile Data Solutions Inc., ClickSoftware Technologies Ltd., ViryaNet, Ltd., and Astea International.
      We believe that we have key competitive strengths that will help us establish and maintain leadership in the emerging SDM market. Our strategic assets and competitive advantages include:

•	Depth and breadth of products. We believe that no other software vendor offers the breadth of customer, asset, and field service management applications, coupled with the depth of functionality offered in our products.

•	Scalability of our products. Our products are able to scale up to multiple thousands of users.

•	Substantial installed base. Over the past 25 years, we have attained the leading market share position in the “Tier 1” market (customers having annual revenues greater than $1 billion dollars) for asset management software products, especially among utilities and process manufacturers. This installed customer base provides us with a fertile source for selling our comprehensive SDM solutions, including our Customer Suite and Service Suite software products, as well as providing us with numerous client references that can help us close deals with new prospects.

•	Industry expertise. Our professional services are provided by experts with extensive industry experience. This experience and domain knowledge gained from prior implementations allows us to enhance new implementations with industry-specific best practices.

International Operations
      Our international revenue was approximately $42.8 million, $9.9 million, $30.8 million and $34.5 million for the year ended December 31 2002, the three-month period ended March 31, 2003 and the years ended March 31, 2004 and 2005, respectively, which represents approximately 37%, 36%, 21% and 24% of our total revenue for each of those periods, respectively. International revenue includes all revenue derived from sales to customers outside the United States. We now have more than 80 employees outside the United States, nearly half of whom are located in the United Kingdom. We also have offices in Australia, France and Japan.
      We conduct our direct European operations principally out of our United Kingdom office, where we have approximately 40 employees. Total revenue for European operations was approximately $17.8 million for the fiscal year ended March 31, 2005, which represents approximately 12.5% of our total revenue for the year. Our direct Asia-Pacific operations are conducted out of our offices in Brisbane, Australia and Tokyo, Japan. Total revenue for Asia-Pacific operations was approximately $11.5 million for the fiscal year ended March 31, 2005, which represents approximately 8.1% of our total revenue for the year. We have a growing presence in Japan where deregulation of the utilities and nuclear industry is helping to fuel demand for our asset management products in particular.
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
      We may, from time to time, receive notices from third parties claiming infringement by our products of proprietary rights of others. As the number of software products in the industry increases and the functionality of these products further overlap, we believe that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time consuming and expensive to defend, can divert management’s attention and resources and could require us to enter into royalty and licensing agreements. Such agreements, if required, may not be available on terms acceptable to us.
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
Employees
      At April 30, 2005, Indus had approximately 620 full-time employees. None of our employees are covered by a collective bargaining agreement, and we have never experienced a work stoppage, strike or labor dispute. We believe that our relations with our employees are good.
Executive Officers
      The executive officers of the Company are as follows:

Name of Executive Officer	Age	Principal Occupation

Gregory J. Dukat	44	President and Chief Executive Officer
Thomas W. Williams	48	Executive Vice President and Chief Financial Officer
John D. Gregg	56	Executive Vice President of Field Operations
Joseph T. Trino	56	Executive Vice President of Corporate Strategy
      Mr. Dukat has served as President of Indus since August 2003 and as Chief Executive Officer of Indus since February 2004. From August 2003 until his promotion in February 2004, Mr. Dukat served as President and Chief Operating Officer. Mr. Dukat joined Indus in September 2002 as Executive Vice President of Worldwide Operations to lead the Company’s global sales and marketing efforts, and was promoted to President and Chief Operating Officer in August 2003 with responsibility for all sales, marketing, customer service, product strategy, and product development functions. From September 2001 to April 2002, Mr. Dukat served as the Chief Executive Officer for 180 Commerce, Inc., a start-up reverse supply chain enterprise software company. From October 1989 to September 2001, Mr. Dukat served in various positions at J.D. Edwards, an enterprise software provider, most recently as Vice President and General Manager. Mr. Dukat is a board member of CSS International, Inc., a software implementation consulting firm.
      Mr. Williams joined Indus as its Executive Vice President and Chief Financial Officer in June 2004. Prior to joining Indus, Mr. Williams served as Chief Financial Officer of Cendian Corporation, a provider of logistics services to the chemical industry, from October 2002 to May 2004. From February 2000 to September 2002, Mr. Williams served as Senior Vice President, Chief Financial Officer and Treasurer of Manhattan Associates, Inc., a leading provider of supply chain software. From February 1996 to February 2000, Mr. Williams served as Group Vice President, Finance and Administration for Sterling Commerce, a worldwide leader in providing e-business solutions for the Global 5000 companies. From December 1994 to January 1996, Mr. Williams served as Division Vice President, Finance and Administration for Sterling Software, one of the 20 largest independent software companies in the world.
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

      Mr. Trino joined Indus as its Executive Vice President of Corporate Strategy in January 2005. Prior to joining Indus, Mr. Trino served as a strategic consultant to Indus from November 2002 to January 2005, a position in which he was instrumental in negotiating the acquisitions of IUS and Wishbone. From May 1994 to November 2002, Mr. Trino served in various executive roles at SynQuest, Inc., a publicly-traded software company, including Chief Executive Officer from July 1996 to November 2002, Chairman of the Board from September 2000 to November 2002 and President from May 1994 to December 1999. From April 1992 to December 1993, Mr. Trino was President of Kaseworks, Inc., an Atlanta-based provider of application development tools. From January 1980 to April 1992, he was employed at Dun & Bradstreet Software Inc. From December 1988 to April 1992, Mr. Trino was president of Dun & Bradstreet Software’s Manufacturing Systems Business Unit.
Employment Agreements
      All the current executive officers of the Company have employment contracts with the Company.
Exchange Act Reports
      We maintain an Internet website at the following address: www.indus.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K.
      We make available on or through our website certain reports and amendments to those reports that we file or furnish to the Securities and Exchange Commission (the “SEC”) in accordance with the Securities Exchange Act of 1934, as amended. These include our Annual Reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

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
      Changes in operating expenses or variations in the timing of recognition of specific revenues resulting from any of these factors can cause significant variations in operating results from quarter-to-quarter and may in some future quarter result in losses or have a material adverse effect on our business or results of operations. Accordingly, we believe that period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance.
If we are unable to maintain consistent profitability and positive operating cash flow in future quarters, our business and long-term prospects may be harmed.
      We generated net losses of $12.0 million and $6.1 million in the fiscal years ended March 31, 2004 and 2005, respectively, and used cash of $3.4 million and provided cash of $1.3 million in operating activities during the same periods. We were profitable and cash flow positive in the third and fourth quarters of fiscal 2005. However, if we are unable to maintain consistent profitability and positive cash flow from operations in future quarters it will negatively affect our capacity to implement our business strategy and may require us to take actions in the short-term that will impair the long-term prospects of our business. If we are unable to maintain consistent profitability and positive cash flow from operations in future quarters it may also result in liquidity problems and impair our ability to finance our continuing business operations on terms that are acceptable to us. Further, we may need to enter into financing transactions that are dilutive to our stockholders’ equity ownership in our Company.
If the market for service delivery management solutions does not grow as anticipated or if our service delivery management solutions are not accepted in the market, we may not be able to grow our business.
      Given the saturation of the market for asset management and customer management software generally, we have broadened our product offerings to compete in the service delivery management market. The market for service delivery management solutions is an emerging market and may not evolve as we anticipate it will. If customers’ demands in this emerging market do not grow as anticipated or if our service delivery management solution is not accepted in the market place, then we may not be able to grow our business.

If the market does not accept our new products and enhancements or upgrades to our existing products that we launch from time to time, our operating results and financial condition would be materially adversely affected.
      From time to time, we may acquire new products, launch new products, and release enhancements or upgrades to existing products. For example, in December 2004, we released a new product called Indus Asset Suite, which incorporates the key capabilities of our legacy PassPort and InsiteEE product lines. Indus Asset Suite includes IFA, our new services-oriented architecture, and a new user interface. In January 2004, we acquired our Service Suite software from Wishbone, which forms a part of our service delivery management solution. There can be no assurance that these or any other new or enhanced products will be sold successfully or that they can achieve market acceptance. Our future success with these products and other next generation products will depend on our ability to accurately determine the functionality and features required by our customers, as well as the ability to enhance our products and deliver them in a timely manner. We cannot predict the present and future size of the potential market for our next generation of products, and we may incur substantial costs to enhance and modify our products and services in order to meet the demands of this potential market.
Demand for our Asset Suite and Customer Suite products may grow slowly or decrease in upcoming quarters, which may impair our business and could materially adversely affect our results of operations and financial condition.
      Overall demand for our Asset Suite and Customer Suite products may grow slowly or decrease in upcoming quarters and years because of unfavorable general economic conditions, decreased spending by companies in need of our products, or other reasons. This may reflect the capital spending environment generally, a saturation of the market for asset management and customer management software generally, as well as deregulation and retrenchments affecting the way companies purchase our software. To the extent that there is a slowdown in the overall market for our products, our business, results of operations and financial condition are likely to be materially adversely affected.
If we are not able to license software to more new customers not currently using our software, our business and long-term prospects could be adversely affected.
      During fiscal 2005 a substantial portion of our software license sales were to existing customers. This has been part of our strategy to license our service delivery management solution to our installed base of customers. However, in the future we believe we will need to grow the percentage of our software license sales that are made to new customers because those sales typically generate more new services revenue. If we are not able to grow our software license sales to new customers, it may impair our ability to grow our business.
Our ability to use our net operating loss carryforwards to reduce future consolidated taxable income is likely to be subject to annual limitations under U.S. tax rules, which could have a negative effect on financial results in future periods.
      As of March 31, 2005, we had net operating loss carryforwards of approximately $67.2 million available for federal income tax purposes. Such carryforwards may be used to reduce consolidated taxable income, if any, in future years. These net operating loss carryforwards begin to expire in the year 2020. We have determined that utilization of these net operating loss carryforwards is likely to be subject to annual limitations under the provisions of Section 382 of the Internal Revenue Code due to changes in our ownership. Our experts have not completed the analysis required by U.S. tax rules to determine what these annual limitations are likely to be. These annual limitations, depending on what they turn out to be, could hinder our ability to utilize all of the net operating loss carryforwards before they expire. In addition, these annual limitations could reduce the amount of these benefits that would be available to offset future taxable income in future years, which could have a negative effect on financial results in future years, largely after fiscal 2006.

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
      Following license sales to new customers, the implementation of our products and their extended solutions generally involves a lengthy process, including customer training and consultation. In addition, we are often engaged by our existing customers for other lengthy services projects. A successful implementation or other consulting project requires a close working relationship between us, the customer and, if applicable, third-party consultants and systems integrators who assist in the process. These factors may increase the costs associated with completion of any given sale, increase the risks of collection of amounts due during implementation or other consulting projects, and increase risks of cancellation or delay of such projects. Delays in the completion of a product implementation or with any other services project may require that the revenues associated with such implementation or project be recognized over a longer period than originally anticipated, or may result in disputes with customers regarding performance by us and payment by the customers. Such delays have caused, and may in the future cause, material fluctuations in our operating results. Similarly, customers typically may cancel implementation and other services projects at any time without penalty, and any such cancellations could have a material adverse effect on our business or results of operations. Because our expenses are relatively fixed, a small variation in the timing of recognition of specific revenues can cause significant variations in operating results from quarter-to-quarter and may in some future quarter result in losses or have a material adverse effect on our business or results of operations.
We have experienced significant change in our board of directors and our executive management team and the current board and the executive management team have only recently begun to work together.
      We have experienced significant change in our board of directors and our executive management team. In February 2004, Gregory Dukat was promoted to Chief Executive Officer and John Gregg was promoted to Executive Vice President of Field Operations. In June 2004, we appointed Thomas Williams as our new Chief Financial Officer. In July 2004, we hired Dave Henderson as our Vice President of Global Professional Services. In January 2005, we appointed Joseph Trino as an Executive Vice President. Furthermore, four of our current seven board members have been on the board one year or less. The current executive management team and the board of directors have only recently begun to work together, and they may be unable to integrate and work effectively as a team. There are no assurances that we will be able to motivate and retain the current executive management team or that they will be able to work together effectively. There are also no assurances that there will not be further turnover on our board of directors. If we lose any member of our executive management team or they are unable to work together effectively, or if there is further board turnover, our business, operations and financial results could be adversely affected.
Our success depends upon our ability to attract and retain key personnel.
      Our future success depends, in significant part, upon the continued service of our key technical, sales and senior management personnel, as well as our ability to attract and retain new personnel. Competition for qualified sales, consulting, technical and other personnel is intense, and there can be no assurance that we will be able to attract, assimilate or retain additional highly qualified employees in the future. Our ability to attract, assimilate and retain key personnel may be adversely impacted by the fact that we reduced our work force by approximately 28% during the fiscal year ended March 31, 2005. If we are unable to offer competitive salaries and bonuses, our key sales, consulting, technical, and senior management personnel may be unwilling to continue service for us, and it may be difficult for us to attract new personnel. If we are unable to hire and retain personnel, particularly in senior management positions, our business, operating results and financial condition will be materially adversely affected. The loss of any of our key sales, consulting, technical, and senior management personnel, particularly if lost to competitors, could impair our ability to grow our business. Further additions of new personnel and departures of existing personnel, particularly in key positions, can be disruptive and have a material adverse effect on our business, operating results and financial condition.
Our failure to realize the expected benefits of our recent restructurings, including anticipated cost savings, could result in unfavorable financial results.
      Over the last several years we have undertaken several internal restructuring initiatives. For example, in the fiscal year ended March 31, 2005, the Company restructured business activities by eliminating approximately 140 positions and consolidating office space in Atlanta, GA and San Francisco, CA, wherein certain functions were transferred from these locations to company-owned office buildings in Columbia, SC. These types of internal restructurings have operational risks, including reduced productivity and lack of focus as we terminate some employees and assign new tasks and provide training to other employees. In addition, there can be no assurance that we will achieve the anticipated cost savings from these restructurings and any failure to achieve the anticipated cost savings could cause our financial results to fall short of expectations and adversely affect our financial position.
      We have taken net charges for restructuring of $8.2 million in the year ended December 31, 2002, $2.0 million in the three-month transition period ended March 31, 2003, $44,000 in the fiscal year ended March 31, 2004 and $10.4 million in the fiscal year ended March 31, 2005. There can be no assurance that additional charges for restructuring expenses will not be required in future periods. Significant future restructuring charges could cause financial results to be unfavorable. In addition, assumptions underlying certain of these restructuring charges may need to be revised from time to time for a variety of reasons, including, for example, changes in market conditions and the timing of and estimated sublease income as to the subleasing of leased property in areas where we have consolidated office space. Any such revised assumptions could cause adjustments to our prior restructuring charges, which could have unfavorable financial results.
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
      Changes to our business and customer base have placed a strain on management and operations. Previous expansion, including through acquisition, had resulted in substantial growth in the number of our employees, the scope of our operating and financial systems and the geographic area of our operations, resulting in increased responsibility for management personnel. Our restructuring activities in recent years and our acquisitions of IUS and Wishbone have placed additional demands on management. In connection with our restructuring activities and our acquisitions, we will be required to effectively manage our operations, improve our financial and management controls, reporting systems and procedures on a timely basis and to train and manage our employee work force. There can be no assurance that we will be able to effectively manage our operations and failure to do so would have a material adverse effect on our business, operating results and financial condition.
The market for our products is highly competitive, and we may be unable to maintain or increase our market share.
      Our success depends, in part, on our ability to develop more advanced products more quickly and less expensively than our existing and potential competitors and to educate potential customers on the benefits of licensing our products. Some of our competitors have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base than us, which may allow them to introduce products with more features, greater functionality and lower prices than our products. These competitors could also bundle existing or new products with other, more established products in order to effectively compete with us. The SDM market is very fragmented and consolidation by a competitor with greater resources is a possible occurrence. If a trend emerges such that customers decide to consolidate their information technology systems and eliminate standalone “best-of-breed” application software, our revenues, margins and results of operations and financial condition may be adversely affected.
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
      The industries in which we participate are characterized by rapid technological change, evolving industry standards in computer hardware and software technology, changes in customer requirements and frequent new product introductions and enhancements. The introduction of products embodying new technologies, the emergence of new standards or changes in customer requirements could render our existing products obsolete and unmarketable. As a result, our success will depend in part upon our ability to enhance our existing software products, expand our products through development or acquisition, and introduce new products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve customer acceptance. For example, in January 2005 Indus announced the release of IFA, a common architectural platform for all our applications. IFA is a convergent technology strategy that provides common tools across all Indus suites to deliver a common interface and software platform. There can be no assurance that the IFA, or any future enhancements to existing products, or any new products developed or acquired by us will achieve customer acceptance or will adequately address the changing needs of the marketplace. There can also be no assurance that we will be successful in developing, acquiring and marketing new products or enhancements to our existing products that incorporate new technology on a timely basis.
Our growth is dependent, in part, upon the successful development of our indirect sales channels.
      We believe that our future growth will depend, in part, on developing and maintaining successful strategic relationships or partnerships with systems integrators and other technology companies. One of our strategies is to continue to increase the proportion of customers served through these indirect channels. If we are not able to successfully partner with other technology companies and qualified systems integrators it could adversely affect our results of operations. Because lower unit prices are often charged on sales made through indirect channels, increased indirect sales could reduce our average selling prices and result in lower gross margins. As indirect sales increase, our direct contact with our customer base could decrease, and we may have more difficulty accurately forecasting sales, evaluating customer satisfaction and recognizing emerging customer requirements. In addition, sales of our products through indirect channels may reduce our service revenues, as the third-party systems integrators reselling our products provide these services. Further, when third-party integrators install our products and train customers to use our products, it could result in incorrect product installation, failure to properly train the customer, or general failure of an integrator to satisfy the customer, which could have a negative effect on our relationship with the integrator and the customer. Such problems could damage our reputation and the reputation of our products and services. In addition, we may face additional competition from these systems integrators and third-party software providers who develop, acquire or market products competitive with our products.
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
      We are not directly subject to regulation by any governmental agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations addressing the products and services we provide. We do, however, license our products and provide services, from time to time, to the government, government agencies, government contractors and other customers that are in industries regulated by the government. As a result, our operations, as they relate to our relationships with governmental entities and customers in regulated industries, are governed by certain laws and regulations. These laws and regulations are subject to change without notice to us. In some instances, compliance with these laws and regulations may be difficult or costly, which may negatively affect our business and results of operations. In addition, if we fail to comply with these laws and regulations, we may be subject to significant penalties and fines that could materially negatively affect our business, results of operations and financial position.
If we are unable to expand our international operations, our operating results and financial condition could be materially and adversely affected.
      International revenue (from sales outside the United States) accounted for approximately 37%, 36%, 21% and 24% of total revenue for the year ended December 31, 2002, the three-month period ended March 31, 2003 and the years ended March 31, 2004 and 2005, respectively. We maintain an operational presence and have established support offices in the United Kingdom, Australia, France and Japan. We expect international sales to continue to be a material component of our business. However, there can be no assurance that we will be able to maintain or increase international market demand for our products. In addition, international expansion may require us to establish additional foreign operations and hire additional personnel. This may require significant management attention and financial resources and could adversely affect our operating margins. To the extent we are unable to expand foreign operations in a timely manner, our growth, if any, in international sales will be limited, and our business, operating results and financial condition could be materially and adversely affected.
The success of our international operations is subject to many uncertainties.
      Our international business involves a number of risks, including:

•	costs and other difficulties in producing and gaining acceptance of localized versions of our products;

•	cultural differences in the conduct of business;

•	difficulties in staffing and managing foreign operations;

•	unfavorable exchange rate fluctuations;

•	longer accounts receivable payment cycles;

•	greater difficulty in accounts receivable collection;

•	seasonality due to the annual slow-down in European business activity during the third calendar quarter;

•	unexpected changes in regulatory requirements and withholding taxes that restrict the repatriation of earnings;

•	tariffs and other trade barriers;

•	the burden of complying with a wide variety of foreign laws; and

•	negative effects relating to hostilities, war or terrorist acts.
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
If we are not successful in Japan we may not be able to grow revenue and it could have a negative effect on our operating results and financial condition.
      We have made significant investments in the Japanese market as part of our license arrangements with TEPCO, Electric Power Development Company, and Shikoku Electric Company. These investments include resources to localize our asset management products for Japan and establishing a regional office in Tokyo. We cannot be sure that we will succeed in Japan due to the cost and difficulty we have encountered localizing our products in Japan, the cost of maintaining operations in Japan, and cultural differences in the conduct of business, including higher customer expectations and demands. Also, TEPCO is a significant source of revenue and referrals for new customers in Japan. If we are not able to maintain a good customer relationship with TEPCO, it will impact our revenue in Japan and possibly our ability to grow license sales in Japan. If we are not successful in Japan we may not be able to grow our revenue, which could have a negative effect on our operating results and financial condition.
We have only limited protection of our proprietary rights and technology.
      Our success is heavily dependent upon our proprietary technology. We rely on a combination of the protections provided under applicable copyright, trademark and trade secret laws, confidentiality procedures and license arrangements to establish and protect our proprietary rights. As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors and corporate partners, and license agreements with respect to our software, documentation and other proprietary information. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of our products or to reverse engineer or obtain and use information that we regard as proprietary, to use our products or technology without authorization, or to develop similar technology independently. Moreover, the laws of some countries do not protect our proprietary rights to the same extent as do the laws of the United States. Furthermore, we have no patents and existing copyright laws afford only limited protection. We license source code for certain of our products and providing such source code may increase the likelihood of misappropriation or other misuses of our intellectual property. Policing the unauthorized use of our products is difficult, and litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and could negatively impact our future operating results. Accordingly, there can be no assurance that we will be able to protect our proprietary software against unauthorized third-party copying or use, which could adversely affect our competitive position.
We may not be successful in avoiding claims that we infringe other’s proprietary rights.
      Substantial risk of litigation regarding technology rights and other intellectual property rights exists in the software industry both in terms of infringement and ownership issues. We cannot assure you that a third-party will not assert that our technology violates its patents, copyrights or other proprietary rights. Any such claims, with or without merit, can be time consuming and expensive to defend, can divert management’s attention and resources and could require us to enter into royalty and license agreements. Such royalty or license agreements, if required, may not be available on terms acceptable to us or at all, which could have a material adverse effect upon our business, operating results and financial condition.
As a result of our lengthy sales cycle and the large size of our typical orders from new customers, any delays we experience will affect our operating results.
      The purchase of our software products by a customer generally involves a significant commitment of capital over a long period of time. There are inherent risks of delays frequently associated with large capital expenditures procedures within an organization, such as budgetary constraints and internal approval reviews. During the sales process, we may devote significant time and resources to a prospective customer, including costs associated with multiple site visits, product demonstrations and feasibility studies, and experience significant delays over which we will have no control. Any such delays in the execution of orders have caused, and may in the future cause, material fluctuations in our operating results.
Product liability claims made by our customers, whether successful or not, could be expensive and could harm our business.
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
Investor confidence and share value may be adversely impacted as a result of the material weakness in our internal controls related to our accounting for leases.
      The SEC, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of our management’s assessment of the effectiveness of our internal control over financial reporting in our Annual Reports on Form 10-K. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2005, and this assessment identified one material weakness in our internal controls. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weakness related to the Company’s accounting for leases, which was not in conformity with generally accepted accounting principles during each of the reported periods dating back to the fiscal year ended December 31, 2000. The cumulative net impact of the restatements is to increase consolidated net losses for all reported periods ended March 31, 2004 by approximately $1.3 million. This material weakness could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares.
OTHER RISKS
      The foregoing is not a complete description of all risks relevant to our future performance, and the foregoing should be read and understood together with and in the context of similar discussions which may be contained in the documents that we file with the SEC in the future. We undertake no obligation to release publicly any revision to the foregoing or any update to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 2.	Properties
      Certain information concerning the Company’s leased and owned office space as of March 31, 2005 is set forth below:

		Square	Ownership
Location	Principal Use	Footage	Interest

Domestic Offices:
Atlanta, GA	Corporate Headquarters, Research and Development, Sales and Marketing, Operations	45,557	Lease
Columbia, SC	Regional Operations, Research and Development, Sales and Marketing, Operations	80,000	Own
San Francisco, CA	Regional Operations, Research and Development, Sales and Marketing, Operations	25,670	Lease
Pittsburgh, PA	Regional Operations	5,245	Lease
International Offices:
Woking, Surrey, United Kingdom	Regional Operations	9,087	Lease
Brisbane, Australia	Regional Operations	5,382	Lease
Paris, France	Regional Operations	6,660	Lease
      The leased and owned office space listed above comprises space in active use. Space leased to third parties under sub-lease arrangements and excess space offered for sublease and lease has been excluded. See Note 7 to the Consolidated Financial Statements for further discussion.
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
      No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended March 31, 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      The Company’s common stock, $.001 par value per share, is traded on the Nasdaq National Market under the symbol “IINT.” The following table sets forth the high and low sales prices of the Company’s common stock for the periods indicated:

	High	Low

Transition period ended March 31, 2003	$2.20	$1.44
Year ended March 31, 2004
First Quarter	$2.60	$1.50
Second Quarter	3.19	1.90
Third Quarter	3.30	2.19
Fourth Quarter	3.99	2.78
Year ended March 31, 2005
First Quarter	$3.80	$1.91
Second Quarter	2.18	1.23
Third Quarter	2.19	1.41
Fourth Quarter	2.77	2.00
      On June 7, 2005, there were 281 holders of record of our common stock. Because many of the Company’s shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
      The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future. The Company anticipates that any future earnings will be retained to finance the continuing development of its business.
      On July 15, 1999, the Company’s Board of Directors approved a stock repurchase program for up to 2,000,000 shares of the Company’s outstanding common stock. The Company is authorized to use available cash to buy back its shares in open market transactions from time to time, subject to price and market conditions. No purchases were made in the period of 2001 through March 31, 2005. As of March 31, 2005, the Company held, as treasury stock, 435,500 shares that had been repurchased at a cost of $2.2 million under the program.
Equity Compensation Plan Information
      The following table provides information about the common stock that may be issued under all of the Company’s existing equity compensation plans as of March 31, 2005.

(c) Number of Securities
Remaining Available for Future
	(a) Number of Securities to	(b) Weighted Average	Issuance Under Equity
	be Issued Upon Exercise of	Exercise Price of	Compensation Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category *	Warrants and Rights	Warrants and Rights	Column (a))

Equity Compensation Plans Approved by Stockholders	9,864,847	2.92	3,000,415

*	All of the Company’s Equity Compensation Plans have been approved by its stockholders.

Item 6.	Selected Financial Data
      The following selected consolidated financial data of the Company is qualified by reference to and should be read in conjunction with the consolidated financial statements and notes thereto and other financial information included elsewhere herein. The summary consolidated balance sheet data as of March 31, 2004 and 2005 and summary consolidated statements of operations data for the year ended December 31, 2002, the three-month period ended March 31, 2003 and the years ended March 31, 2004 and 2005 are derived from and qualified by reference to the audited consolidated financial statements of the Company, which are included elsewhere herein. The summary consolidated balance sheet data as of December 31, 2000, 2001 and 2002 and the summary consolidated statements of operations for the year ended December 31, 2000 are derived from the audited consolidated financial statements of the Company which are not included herein, but have been previously filed with the SEC. The selected financial data has been restated to reflect corrections in the Company’s accounting practices for leases and leasehold improvements. See Note 2 to the Consolidated Financial Statements entitled “Restatement of Financial Statements for Accounting for Leases and Leasehold Improvements” for details.
      In March 2003, the Company changed its fiscal year end from December 31 to March 31, which results in a three-month transition period ended March 31, 2003 provided under Item 6. To allow for comparable and more meaningful information, operating results for the twelve-month period ended March 31, 2003 are provided. Operating results for the twelve-month period ended March 31, 2003 are derived from the Company’s published quarterly results, as adjusted for the aforementioned lease restatement, and are unaudited. Accordingly, this twelve-month period is not reported in the accompanying consolidated financial statements.

				Three Months
				Ended
	Years Ended December 31,			March 31,	Years Ended March 31,

	2000	2001	2002	2003	2003	2004	2005

	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)
					(Unaudited)
	(In thousands, except per share data)
Statement of Operations data:
Revenue:
Software license fees	$12,622	$21,005	$15,527	$2,637	$13,936	$23,917	$31,866
Services:
Support, outsourcing and hosting	34,154	35,637	36,780	10,614	38,751	59,536	59,543
Consulting, training and other	98,913	119,372	64,858	13,983	59,269	62,933	50,760

Total services	133,067	155,009	101,638	24,597	98,020	122,469	110,303

Total revenue	145,689	176,014	117,165	27,234	111,956	146,386	142,169

Cost of revenue:
Software license fees(1)	9,592	1,378	2,997	226	3,109	999	3,737
Services:
Support, outsourcing and hosting	8,680	8,242	11,150	4,175	13,194	20,265	16,975
Consulting, training and other	73,203	71,816	44,842	11,001	42,293	46,342	38,995

Total services	81,883	80,058	55,992	15,176	55,487	66,607	55,970

Total cost of revenue	91,475	81,436	58,989	15,402	58,596	67,606	59,707

Gross margin	54,214	94,578	58,176	11,832	53,360	78,780	82,462

				Three Months
				Ended
	Years Ended December 31,			March 31,	Years Ended March 31,

	2000	2001	2002	2003	2003	2004	2005

	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)
					(Unaudited)
	(In thousands, except per share data)
Operating expenses:
Research and development	51,985	49,720	45,750	8,713	41,756	34,960	31,956
Sales and marketing	49,709	30,363	29,945	6,546	28,927	33,334	30,619
General and administrative	21,098	17,468	13,306	3,957	14,590	21,226	15,125
Restructuring expenses	1,418	10,188	8,199	1,968	6,771	44	10,430

Total operating expenses	124,210	107,739	97,200	21,184	92,044	89,564	88,130

Loss from operations	(69,996)	(13,161)	(39,024)	(9,352)	(38,684)	(10,784)	(5,668)
Other income (expense), net	3,712	2,412	1,303	(50)	1,058	(554)	(285)

Loss before taxes	(66,284)	(10,749)	(37,721)	(9,402)	(37,626)	(11,338)	(5,953)
Provision (benefit) for income taxes	(6,666)	36	(3,944)	277	(3,669)	623	112

Net loss	$(59,618)	$(10,785)	$(33,777)	$(9,679)	$(33,957)	$(11,961)	$(6,065)

Net loss per share:
Basic	$(1.74)	$(0.31)	$(0.96)	$(0.26)	$(0.95)	$(0.24)	$(0.11)

Diluted	$(1.74)	$(0.31)	$(0.96)	$(0.26)	$(0.95)	$(0.24)	$(0.11)

Shares used in computing per share data:
Basic	34,248	34,857	35,237	37,210	35,838	49,455	57,259

Diluted	34,248	34,857	35,237	37,210	35,838	49,455	57,259

	December 31,			March 31,

	2000	2001	2002	2003	2004	2005

	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)
	(In thousands)			(In thousands)
Balance sheet data:
Working capital	$43,355	$43,283	$14,145	$(17,104)	$1,655	$3,683
Total assets	141,576	139,965	101,712	145,831	133,436	121,105
Short-term debt	71	4	266	24,790	814	968
Long-term debt	71	—	124	52	10,299	9,530
Total stockholders’ equity	68,114	59,393	26,709	27,081	45,600	40,413

(1)	Includes a $6.8 million write down of third-party software available for sale in 2000.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      In addition to historical information, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect management’s current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of phrases and expressions such as “believe,” “expect,” “anticipate,”

“intend,” “plan,” “foresee,” “likely,” “will” or other similar words or phrases. These statements, which speak only as of the date given, are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our expectations or projections. These risks include, but are not limited to, projected growth in the emerging service delivery management market, market acceptance of our service delivery management strategy, current market conditions for our products and services, the capital spending environment generally, our ability to achieve growth in our Asset Suite, Customer Suite and Service Suite products, market acceptance and the success of our new products and enhancements and upgrades to our existing products, the success of our product development strategy, our competitive position, the ability to establish and retain partnership arrangements, our ability to develop our indirect sales channels, changes in our executive management team, uncertainty relating to and the management of personnel changes, the ability to realize the anticipated benefits of our recent restructurings, timely development and introduction of new products, releases and product enhancements, current economic conditions, heightened security and war or terrorist acts in countries of the world that affect our business, and other risks identified in the section of this Report entitled “Description of Business — Factors Affecting Future Performance,” beginning on page 16. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.
Critical Accounting Policies
      Management’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including and as discussed below those significant estimates related to revenue recognition, accounts receivable and allowance for doubtful accounts, valuation of goodwill and intangible assets and restructuring accruals. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
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

Revenue Recognition
      The Company’s revenue arises from two sources: (a) the sale of licenses to use our software products; and (b) the delivery of customer support, outsourcing, hosting, implementation, consulting, training and education services related to our software products. Revenue recognition rules for software companies are very complex, often subject to interpretation, and continue to evolve. Very specific and detailed guidelines in measuring revenue are followed by the Company; however, certain judgments affect the application of the Company’s revenue policy. On occasion, the Company is unable to recognize software license revenue in the period an order is received due to the requirements of the applicable accounting standards, the judgments involved and contractual provisions in response to customer demands. Delays in the timing and amount of revenue recognition for software license fees have caused volatility in the Company’s financial results.
      Software license fee revenue is recognized when a non-cancelable license agreement becomes effective as evidenced by a signed contract, product delivery, a fixed or determinable license fee and probability of collection. If the license fee is not fixed or determinable, revenue is recognized as payments become due from the customer. In arrangements that include rights to multiple software products and/or services, the total arrangement fee is allocated among each of the deliverables using the residual method, under which revenue is allocated to undelivered elements based on vendor-specific objective evidence (“VSOE”) of fair value of such undelivered elements and the residual amounts of revenue are allocated to delivered elements. Elements included in multiple element arrangements may consist of software products, maintenance (which includes customer support services and unspecified upgrades), hosting and consulting services. VSOE is based on the price generally charged when an element is sold separately or, in the case of an element not yet sold separately, the price established by authorized management if it is probable that the price, once established, will not change when the element is sold separately. If VSOE does not exist for an undelivered element, the total arrangement fee will be recognized as revenue ratably over the life of the contract.
      Revenue from consulting and implementation services is, in general, time and material based and recognized as the work is performed. Delays in project implementation will result in delays in revenue recognition. Some professional consulting services involve fixed-price and/or fixed-time arrangements and are recognized using contract accounting, which requires the accurate estimation of the cost, scope and duration of each engagement. Revenue for these projects is recognized on the percentage-of-completion method, with progress-to-completion measured by using specific milestones, usually labor unit inputs, with revisions to estimates reflected in the period in which changes become known. Project losses are provided for in their entirety in the period they become known, without regard to the percentage-of-completion. If the Company does not accurately estimate the resources required or the scope of work to be performed, or does not manage its projects properly within the planned periods of time or satisfy its obligations under the contracts, then future consulting margins on these projects may be negatively affected or losses on existing contracts may need to be recognized. Although the Company has a good history of successful services performance, occasional deviations from the significant estimates required for larger services engagements, particularly those with fixed-price arrangements could cause volatility in the Company’s financial results.
      Revenue from customer support services is recognized ratably over the term of the support contract, typically one year. Revenue from outsourcing and hosting services is recognized based upon contractually agreed upon rates per user or service, over a contractually defined time period.

Accounts Receivable and Allowance for Doubtful Accounts
      The Company maintains an allowance for doubtful accounts for estimated accounts receivable losses resulting from the inability or failure of its customers to make required payments. This allowance is formula-based, supplemented by an evaluation of specific accounts where there may be collectibility risk. If the methodology the Company uses to calculate this allowance does not properly reflect future collections, revenue could be overstated or understated. On an ongoing basis, the Company evaluates the collectibility of accounts receivable based upon historical collections and an assessment of the collectibility of specific accounts. The Company evaluates the collectibility of specific accounts using a combination of factors, including the age of the outstanding balance(s), evaluation of the account’s financial condition, recent payment history, and discussions with the Company’s account executive for the specific customer. Based upon this evaluation of collectibility, any increase or decrease required in the allowance for doubtful accounts is reflected in the period in which the evaluation indicates that a change is necessary. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts was $562,000 as of March 31, 2005 and $912,000 as of March 31, 2004. The decrease is attributable to improvements in the aging and collections of outstanding accounts receivable during the year ended March 31, 2005.
      The Company generates a significant portion of revenues and corresponding accounts receivable from sales to the utility industry. As of March 31, 2005, approximately $21.3 million, or 70.9%, of the Company’s gross accounts receivable were attributable to software license fees and services sales to utility customers. In determining the Company’s allowance for doubtful accounts, the Company has considered the financial condition of the utility industry as a whole, as well as the financial condition of individual utility customers.
      Revenue from sales denominated in currencies other than the U.S. Dollar resulted in approximately $4.3 million of the Company’s March 31, 2005 gross accounts receivable, of which approximately $1.8 million were denominated in Euros. Historically, the foreign currency gains and losses on these receivables have not been significant, and the Company has determined that foreign currency derivative products are not required to hedge the Company’s exposure. If the value of the U.S. Dollar significantly increased versus one or more foreign currencies, the U.S. Dollar equivalents received from the non-U.S. Dollar receivables could be significantly less than the March 31, 2005 reported amount.

Valuation of Intangible Assets and Goodwill
      The acquisition of Indus Utility Systems, Inc. (“IUS”), formerly SCT Utility Systems, Inc., in March 2003 and Wishbone Systems, Inc. (“Wishbone”) in January 2004 resulted in the recording of goodwill, which represents the excess of the purchase price over the fair value of assets acquired, as well as other definite-lived intangible assets.
      Under present accounting rules (SFAS No. 142), goodwill is no longer subject to amortization; instead it is subject to impairment testing criteria. Other acquired definite-lived intangible assets are being amortized over their estimated useful lives. For purposes of its goodwill impairment testing, the Company considers itself to be a single reporting unit and assesses goodwill impairment on an enterprise-wide level. The impairment test is performed on a consolidated basis and compares the Company’s market capitalization (reporting unit fair value) to its outstanding equity (reporting unit carrying value). In accordance with the recommended provisions of SFAS No. 142, the Company utilizes its closing stock price as reported on the Nasdaq National Market on the date of the impairment test in order to compute market capitalization. The Company has designated December 31 as the annual date for impairment testing.
      The Company performed its annual impairment test as of December 31, 2004 and concluded that no impairment of goodwill existed since the fair value of the Company’s reporting unit exceeded its carrying value. No events have occurred, nor circumstances changed subsequent to December 31, 2004, that would reduce the fair value of the Company’s reporting unit below its carrying value. The Company will continue to test for impairment on an annual basis or on an interim basis if circumstances change that would indicate the possibility of impairment. The impairment review may require an analysis of future projections and assumptions about the Company’s operating performance. If such a review indicates that the assets are impaired, an expense would be recorded for the amount of the impairment, and the corresponding impaired assets would be reduced in carrying value. Differences in the identification of reporting units and the use of valuation techniques can result in materially different evaluations of impairment.

Restructuring
      In the year ended March 31, 2005, the Company recorded net restructuring charges of $10.4 million for revisions to accounting estimates from prior business restructurings and for additional restructuring charges related to office and business consolidations and employee severance. Revisions to the Company’s assumptions for expected sublease income from two unoccupied floors in San Francisco, CA comprised $0.4 million of this expense. Further consolidation of office space in San Francisco and Atlanta, GA resulted in $7.0 million in new restructuring charges for the year. This consolidation included vacating three floors in Atlanta and one additional floor in San Francisco. The remaining $3.0 million in restructuring expense is associated with the elimination of approximately 140 positions, including the transfer of certain functions to the company-owned office buildings in Columbia, SC and the outsourcing of some development functions to India. At March 31, 2005, a total of $5.9 million remains in the current and long-term restructuring accruals for these initiatives and relates to employee severance and excess lease costs associated with subleasing the Company’s vacated office space in Atlanta and San Francisco. These restructuring charges have been recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No. 112, “Employer’s Accounting for Postemployment Benefits.”
      Between January 1, 2000 and March 31, 2004, the Company recorded restructuring charges totaling $21.8 million relating to two restructuring initiatives: (1) the relocation of the Company’s headquarters from San Francisco to Atlanta and (2) the suspension of the United Kingdom Ministry of Defense (“MoD”) project. At March 31, 2005, a total of $7.0 million remains in the current and long-term restructuring accruals for these initiatives, all of which relates to excess lease costs associated with subleasing the Company’s vacated office space in San Francisco, Dallas, TX and Pittsburgh, PA.
      Should rental conditions in the Company’s Atlanta location deteriorate to the point where the remaining redundant office space is not leased, the Company could incur additional charges totaling approximately $6.6 million through 2012. Should rental conditions improve, it is possible that higher than anticipated sublease income could be generated. Any increases or decreases in the restructuring accruals arising from changes in estimates will be reflected in the period in which the evaluation indicates that a change is necessary.
      The restructuring accruals remaining as of March 31, 2005 are included in the Consolidated Financial Statements in “Accrued liabilities” for amounts due within one year and “Other liabilities” for amounts due after one year.
Results of Operations

Restatement of Financial Statements
      On February 7, 2005, the Office of the Chief Accountant of the SEC issued a letter to the American Institute of Certified Public Accountants regarding certain operating lease-related accounting issues and their application under U.S. generally accepted accounting principles. In consideration of this letter, the Company conducted a review of its accounting for leases and leasehold improvements and identified errors in prior reported periods related to its (1) accounting for scheduled rent escalations, (2) accounting for lease incentives (in the form of tenant improvement reimbursements) and (3) amortization of leasehold improvements. Items (1) and (2), which account for the majority of the errors, relate to operating leases for office facilities entered into by the Company in 2000.
      The Company is restating previously issued financial statements for the fiscal years ended December 31, 2000 through March 31, 2004 to correct the Company’s historical accounting practices for leases and leasehold improvements. As a result, the Company has restated the consolidated balance sheet as of March 31, 2004, and the consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2002, the three-month transition period ended March 31, 2003 and the year ended March 31, 2004 in this Annual Report on Form 10-K and quarterly results of operations for the years ended March 31, 2004 and 2005 (see Note 2 to the Consolidated Financial Statements entitled “Restatement of Financial Statements for Accounting for Leases and Leasehold Improvements” and Note 16 entitled “Quarterly Results of Operations”) in Item 8 of this Annual Report on Form  10-K. The impact of the restatement on periods prior to the fiscal year ended December 31, 2002 has been reflected as an adjustment to accumulated deficit as of December 31, 2001 in the accompanying consolidated statement of stockholders’ equity. The Company has also restated the applicable financial information for the fiscal years ended December 31, 2000, 2001, and the twelve-month period ended March 31, 2003 in Item 6 of this report. The restatement corrects the Company’s historical accounting for leases and leasehold improvements and has no impact on revenues or net cash flows. We will not amend and reissue our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the restatements. Therefore, the financial statements and related financial information contained in those reports should no longer be relied upon. Throughout this Annual Report on Form 10-K, including this MD&A, all referenced amounts for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.
      Previously reported consolidated net losses for the year ended March 31, 2004, the three-month transition period ended March 31, 2003 and the year ended December 31, 2002 were decreased by approximately $77,000 and $214,000 and increased by $14,000, respectively. Previously reported consolidated net losses for the years ended December 31, 2001 and 2000 were increased by $700,000 and $800,000, respectively. This results in a $1.6 million increase to the opening accumulated deficit as of December 31, 2001. Note 2 to the Consolidated Financial Statements entitled “Restatement of Financial Statements for Accounting for Leases and Leasehold Improvements” provides a summary of the effects of the restatements on our consolidated balance sheet as of March 31, 2004, as well as on the consolidated statements of operations and cash flows for the year ended March 31, 2004, the three-month transition period ended March 31, 2003 and the year ended December 31, 2002.

Operating Results
      Following the March 2003 acquisition of IUS, the operations of Indus and IUS were integrated in the succeeding months, with a merger of the IUS corporate subsidiary into Indus occurring in November 2003. During the periods since the IUS acquisition, the operations of Indus and IUS have been integrated in such a manner that it is not always practicable to attribute and/or quantify variances specific to either entity in MD&A. Additionally, in January 2004, the Company acquired Wishbone to expand the Company’s comprehensive service delivery management solution. Wishbone’s operations had an insignificant impact on the Company’s operations in fiscal 2004, but contributed to the Company’s revenue growth in fiscal 2005 as Service Suite was sold primarily into the Company’s existing customer base. Wishbone has been integrated similarly to IUS and it is not always practicable to attribute and/or quantify variances specific to either entity in MD&A.
      Item 7 of this Annual Report on Form 10-K requires comparisons of the Company’s operating results for the three periods provided under Item 8 of this Annual Report on Form 10-K. In March 2003, the Company changed its fiscal year end from December 31 to March 31, which results in a three-month transition period ended March 31, 2003 provided under Item 8. The following discussion of historical operating results compares the fiscal year ended March 31, 2005 to the fiscal year ended March 31, 2004. To provide a comparable and more meaningful discussion, historical operating results for the year ended March 31, 2004 are compared to the twelve-month period ended March 31, 2003 instead of the three-month transition period. Operating results for the twelve-month period ended March 31, 2003 are derived from the Company’s published quarterly results, as adjusted for the aforementioned lease restatements, and are unaudited. Accordingly, this twelve-month period is not reported in the accompanying consolidated financial statements.
Year Ended March 31, 2004 Compared to the Year Ended March 31, 2005
Revenue

	Twelve Months Ended
			%
	3/31/2004	3/31/2005	Change

	(In thousands)
Software license fees	$23,917	$31,866	33.2%
Percentage of total revenue	16.3%	22.4%
Support, outsourcing and hosting	59,536	59,543	0.0%
Percentage of total revenue	40.7%	41.9%
Consulting, training and other	62,933	50,760	(19.3)%
Percentage of total revenue	43.0%	35.7%

Total revenue	$146,386	$142,169

      The Company’s revenue arises from two sources: (a) the sale of licenses to use our software products; and (b) the delivery of customer support, outsourcing, hosting, implementation, consulting, training and education services related to our software products. Customer support, outsourcing and hosting services are typically sold under agreements lasting one or more years, the revenue from which is recognized, in most cases, ratably over the periods covered by the agreements.
      Software license fees: Software license fees increased 33.2% to $31.9 million in the year ended March 31, 2005. The increase in software license fees is attributable to improved sales execution and sales of Service Suite primarily into the Company’s existing customer base. Service Suite was acquired in the January 2004 acquisition of Wishbone and, therefore, was not available for sale through the first three quarters of fiscal 2004. Software license fees for fiscal year 2005 benefited from the recognition of a software license with Tokyo Electric Power Company (“TEPCO”) in excess of $5.0 million under a contract entered into by the Company in March 2003. The Company continues to prudently expand its sales efforts in the North American, Eastern European and Asia-Pacific regions of the world, the latter of which are less mature in the adoption of comprehensive, automated asset management software products in certain vertical markets of historical strength to the Company.
      Support, outsourcing and hosting: Support, outsourcing and hosting revenue for the year ended March 31, 2005 is approximately equivalent to the year ended March 31, 2004. The Company decided not to renew a non-strategic outsourcing contract in October 2004 which provided recurring revenues of approximately $1.0 million per quarter, resulting in a year-over-year decline of approximately $2.0 million. Revenues from customer support services agreements sold with new sales of software and growth in the Company’s hosting business offset the decline in outsourcing revenue. Renewals of customer support revenues for the current fiscal year remain over 90%, reflecting limited customer losses and some adjustments to accommodate various customer considerations.
      Consulting, training and other: Consulting, training and other revenue decreased 19.3% to $50.8 million in the year ended March 31, 2005. The prior year reflected more engagements for such services and higher utilization of billable personnel. The Company has initiated a strategic program to better and more frequently utilize third party systems integrators and certified business partners in its delivery of consulting, training and other services in order to provide greater business scalability and the potential introduction into more opportunities for sales of its software products. Over time, the Company anticipates this strategy will likely afford manageable growth and more efficient delivery of consulting, training and other services.
Cost of Revenue

	Twelve Months Ended
			%
	3/31/2004	3/31/2005	Change

	(As restated)
	(In thousands)
Cost of software license fees	$999	$3,737	274.1%
Percentage of software license revenue	4.2%	11.7%
Cost of support, outsourcing and hosting	20,265	16,975	(16.2)%
Percentage of support, outsourcing and hosting	34.0%	28.5%
Cost of consulting, training and other	46,342	38,995	(15.9)%
Percentage of consulting, training and other	73.6%	76.8%

Total cost of revenue	$67,606	$59,707

      Cost of revenue consists of (i) amortization of the costs associated with internally developed software, (ii) amounts paid to third parties for inclusion of their products in the Company’s software, (iii) personnel, data maintenance and related costs for customer support, hosting and outsourcing services, and (iv) personnel and related costs for consulting, training and other services.
      Cost of software license fees: The 274.1% increase in cost of software license fees in the year ended March 31, 2005 is attributable to the amortization of $2.7 million of capitalized software development costs related to a double-byte character-enabled version of our Asset Suite. The product was made generally available for sale in Japan in April 2004, following delivery to and product acceptance by TEPCO. There was no corresponding amortization in the year ended March 31, 2004.
      Cost of services revenue — customer support, outsourcing and hosting: The decrease in cost of customer support, outsourcing and hosting services is attributable to two factors: (1) the efficiencies gained through consolidation of the Company’s North American customer support operations in Columbia, SC as part of the Company’s business restructuring plan implemented during the first quarter of fiscal 2005; and (2) the elimination of personnel associated with the non-strategic outsourcing contract that was not renewed in October 2004, as described above.

      Cost of services revenue — consulting, training and other: Cost of consulting, training and other services decreased in the year ended March 31, 2005 due to staffing reductions made in conjunction with the Company’s strategic resource allocation plans. The staffing reductions were made as part of the business restructuring recorded in the quarter ended September 30, 2004. As a percentage of revenue, cost of consulting, training and other services revenue for the year ended March 31, 2005 increased due to lower utilization of personnel on staff, primarily in the first half of fiscal 2005. The Company’s ongoing strategic resource plans call for more efficient use of personnel, both internal and external.
Operating Expenses

	Twelve Months Ended
			%
	3/31/2004	3/31/2005	Change

	(As restated)
	(In thousands)
Research and development	$34,960	$31,956	(8.6)%
Percentage of total revenue	23.9%	22.5%
Sales and marketing	33,334	30,619	(8.1)%
Percentage of total revenue	22.8%	21.5%
General and administrative	21,226	15,125	(28.7)%
Percentage of total revenue	14.5%	10.6%
Restructuring expense	44	10,430	>100%
Percentage of total revenue	0.0%	7.3%

Total operating expense	$89,564	$88,130

      Research and development: Research and development expenses include personnel and related costs, both internal and offshore, third party consultant fees and computer processing costs, all directly attributable to the development of new software products and enhancements to existing products. The reduction in research and development expenses for the year ended March 31, 2005 from the prior year is attributable to the combined effects of two principal actions: (1) the elimination of personnel dedicated to less strategic product development; and (2) increased utilization of offshore research and development resources in India. Total research and development expenditures have been reduced by approximately $10.3 million from the prior year, after consideration of the $7.3 million of software development costs capitalized in the year ended March 31, 2004 to develop the double-byte character-enabled version of our Asset Suite.
      Sales and marketing: Sales and marketing expenses include personnel and related costs, sales commissions, and the costs of advertising, public relations and participation in industry conferences and trade shows. The reduction in sales and marketing expenses for the year ended March 31, 2005 from the prior year is attributable to the elimination of certain sales and marketing positions as part of the Company’s restructuring plan implemented in August 2004 and its continued efforts toward cost containment and better allocations of resources. These reductions are partially offset by tiered sales commissions associated with greater sales of software licenses in fiscal 2005.
      General and administrative: General and administrative expenses include the costs of finance, human resources and administrative operations. The $6.1 million reduction in general and administrative expenses for the year ended March 31, 2005 from the prior year is attributable to consolidation of certain previously decentralized accounting and administrative functions into the Company’s headquarters in Atlanta, GA and continued cost containment programs.
      Restructuring expenses: In the year ended March 31, 2005, the Company recorded net restructuring charges of $10.4 million for revisions to accounting estimates from prior business restructurings and for additional restructuring charges related to office and business consolidations and employee severance. Revisions to the Company’s assumptions for expected sublease income from two unoccupied floors in San Francisco, CA comprised $0.4 million of this expense. Further consolidation of office space in San Francisco and Atlanta, GA resulted in $7.0 million in new restructuring charges for the year ended

December 31, 2004. This consolidation included vacating three floors in Atlanta and one additional floor in San Francisco. The remaining $3.0 million in restructuring expense is associated with the elimination of approximately 140 positions, including the transfer of certain functions to the company-owned office buildings in Columbia, SC and the outsourcing of some development functions to India. The Company could incur future restructuring charges and/or benefits in the event that the underlying assumptions used to account for and record restructuring charges differ from actual experience, particularly with respect to its sublease assumptions as to vacated facilities.
Interest Income (Expense), Other Income and Provision for Income Taxes

	Twelve Months Ended
			%
	3/31/2004	3/31/2005	Change

	(In thousands)
Interest expense, net	$(655)	$(470)	28.2%
Percentage of total revenue	(0.4)%	(0.3)%
Other income, net	101	185	83.2%
Percentage of total revenue	0.1%	0.1%
Provision for income taxes	623	112	(82.0)%
Percentage of total revenue	0.4%	0.1%
      Interest expense, net: Interest expense, net arises from interest expense on a mortgage note payable and interest income generated from the Company’s invested cash balances. The decrease in interest expense, net is due to the elimination of interest related to 8% Convertible Notes, which were converted to common stock on July 29, 2003.
      Other income, net: Other income, net is primarily attributable to foreign exchange gains and losses. Foreign exchange gains reflect the decline in the value of the U.S. Dollar and its impact on the Company’s non-U.S. subsidiaries holding U.S. Dollar cash and receivable balances and the revaluation of certain intercompany balances between the parent company and one of its international subsidiaries.
      Provision for income taxes: Income taxes include federal, state and foreign income taxes. The provision for income taxes for the year ended March 31, 2005 is attributable to the withholding of income taxes on revenues generated in foreign countries offset by tax benefits recognized upon resolution of outstanding income tax issues. As of March 31, 2005, the Company has significant net operating losses that can be carried forward to offset taxable income that may arise in the future. However, the Company has determined that utilization of the net operating losses is likely to be subject to annual limitations due to a greater than 50% change in the Company’s ownership during the three-year period ending in fiscal year 2005, per Section 382 of the Internal Revenue Code.
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

      Software license fees: Software license fees increased 71.6% to $23.9 million in the year ended March 31, 2004 over the twelve-month period ended March 31, 2003. The increase in software license fees is attributable to the recognition of $9.2 million in software license fees from contracts entered into prior to April 1, 2003, as revenue recognition criteria under U.S. generally accepted accounting principles were met, and $3.7 million in software license fees from sales of Customer Suite. Customer Suite was acquired along with IUS in March 2003 and available for sale for all of fiscal year 2004 as compared to one month in the twelve-month period ended March 31, 2003.
      Support, outsourcing and hosting: Support, outsourcing and hosting revenue in the year ended March 31, 2004 increased 53.6% or $20.8 million over the twelve-month period ended March 31, 2003. The increase is attributable to growth of $3.1 million in hosting revenue, plus the acquisition of IUS, which accounted for $7.6 million of revenue under outsourcing agreements, and significant customer support services revenue under agreements with its installed base of customers.
      Consulting, training and other: Consulting, training and other revenue increased 6.2% to $59.3 million in the year ended March 31, 2004 over the twelve-month period ended March 31, 2003. The increase is attributable to $32.4 million of revenue contributed by the IUS business in 2004. The IUS contribution to revenue was offset by the decline in the Company’s asset management consulting business due to lower levels of software license fee bookings in 2003 and 2004.
Cost of Revenue

	Twelve Months Ended
			%
	3/31/2003	3/31/2004	Change

	(As restated)	(As restated)
	(Unaudited)
	(In thousands)
Cost of software license fees	$3,109	$999	(67.9)%
Percentage of software license revenue	22.3%	4.2%
Cost of support, outsourcing and hosting	13,194	20,265	53.6%
Percentage of support, outsourcing and hosting	34.0%	34.0%
Cost of consulting, training and other	42,293	46,342	9.6%
Percentage of consulting, training and other	71.4%	73.6%

Total cost of revenue	$58,596	$67,606

      Cost of software license fees: Cost of software license fees decreased 67.9% to $1.0 million in the year ended March 31, 2004 as compared to the twelve-month period ended March 31, 2003. The decrease is attributable to the absence of third-party software write downs, which were present in the 2003 period, and a product mix in fiscal year 2004 which included less third-party products than the 2003 period. The 2003 period reflects accounting charges of $620,000 to write-down the prepaid balances of third-party software licenses to anticipated use over the remaining lives of the licenses.
      Cost of services revenue — customer support, outsourcing and hosting: Cost of customer support, outsourcing and hosting services increased 53.6% to $20.3 million due to the inclusion of the IUS business for all of fiscal year 2004. The outsourcing business acquired with IUS represents $4.8 million of the increase for the year ended March 31, 2004. Cost of hosting services increased by $2.3 million with the growth in hosting revenue. Acquisition synergies relative to personnel and related costs kept cost of customer support services relatively stable.
      Cost of services revenue — consulting, training and other: Cost of consulting, training and other services increased for the year ended March 31, 2004 due to the costs of additional personnel used to deliver and grow consulting, training and other services revenue. As a percentage of revenue, cost of consulting, training and other services for the year ended March 31, 2004 increased due to lower utilization of personnel.

Operating Expenses

	Twelve Months Ended
			%
	3/31/2003	3/31/2004	Change

	(As Restated)	(As Restated)
	(Unaudited)
	(In thousands)
Research and development	$41,756	$34,960	(16.3)%
Percentage of total revenue	37.3%	23.9%
Sales and marketing	28,927	33,334	15.2%
Percentage of total revenue	25.8%	22.8%
General and administrative	14,590	21,226	45.5%
Percentage of total revenue	13.0%	14.5%
Restructuring expense	6,771	44	(99.4)%
Percentage of total revenue	6.0%	0.0%

Total operating expense	$92,044	$89,564

      Research and development: Research and development expenses are comprised of personnel and related costs, both internal and offshore, third-party consultant fees and computer processing costs, all directly attributable to the development of new software application products and enhancements to existing products. The 16.3% decrease in research and development expense in the year ended March 31, 2004 as compared to the twelve-month period ended March 31, 2003 is a result of two factors: (1) capitalization of $7.3 million of costs to develop a double-byte character-enabled version of Asset Suite for Japan; and (2) acquisition synergies associated with IUS in the form of reduced personnel and related costs. The double-byte character-enabled version of the Asset Suite product for Japan became generally available at the beginning of April 2004 and amortization of these capitalized costs began in the first quarter of fiscal 2005.
      Sales and marketing: Sales and marketing expenses include personnel and related costs, sales commissions, and the costs of advertising, public relations and participation in industry conferences and trade shows. The 15.2% increase in sales and marketing expense for the year ended March 31, 2004 is attributable to more sales and marketing personnel, including the employees of IUS and Wishbone for all and some of fiscal year 2004, respectively, and tiered sales commissions associated with greater software license fees in the year ended March 31, 2004.
      General and administrative: General and administrative expenses include personnel and other costs of the Company’s finance, human resources and administrative operations. The increase in general and administrative expenses over the twelve-month period ended March 31, 2003 is attributable to the personnel and other expenses associated with IUS, in addition to $1.6 million greater amortization of acquisition-related intangible assets. General and administrative expenses from Wishbone also added to the increase, but such expenses were only present in the fourth quarter of fiscal year 2004.
      Restructuring expenses: The Company recorded $6.8 million in restructuring charges in the twelve-month period ended March 31, 2003. The restructuring charges are attributable to revisions in the Company’s estimates and assumptions relative to subleasing redundant office space in San Francisco, Dallas and Pittsburgh.

Interest Income (Expense), Other Income and Provision for Income Taxes

	Twelve Months Ended
			%
	3/31/2003	3/31/2004	Change

	(Unaudited)
	(In thousands)
Interest income (expense), net	$705	$(655)	(192.9)%
Percentage of total revenue	0.6%	(0.4)%
Other income, net	353	101	(71.4)%
Percentage of total revenue	0.3%	0.1%
Provision (benefit) for income taxes	(3,669)	623	(117.0)%
Percentage of total revenue	(3.3)%	0.4%
      Interest income (expense), net: Interest income (expense), net is generated from the Company’s investments in marketable securities and interest-bearing cash and cash equivalents as offset by interest expense arising from debt financing and debt incurred with the acquisition of IUS in March 2003. The Company reflects net interest expense for fiscal year ended March 31, 2004 due to (i) a significant decline in the average cash balances available for investment and market interest rates, and (ii) a significant increase in interest expense related to convertible notes and a $10 million promissory note executed in connection with the IUS acquisition. The $14.5 million in convertible notes were converted to equity in July 2003 and the promissory note was replaced in September 2003 with an $11.5 million mortgage note secured by company property in Columbia, SC.
      Other income, net: Other income, net is primarily attributable to foreign exchange gains and losses. Foreign exchange gains for the twelve-month period ended March 31, 2003 were $325,000 as compared with $18,000 for the same period of 2004. This variance reflects the decline in the value of the U.S. Dollar and its impact on the Company’s non-U.S. subsidiaries holding U.S. Dollar cash and receivable balances and the revaluation of certain intercompany balances between the parent company and one of its international subsidiaries.
      Provision for income taxes: Income taxes include federal, state and foreign income taxes. In the twelve-month period ended March 31, 2003, the Company recorded a net tax benefit of $3.7 million to reflect the impact of a change to U.S. federal income tax law allowing the carryback of net operating losses for five years rather that two years permitted under previous law. As of March 31, 2004, the Company had significant net operating losses to carry forward to offset taxable income that may arise in the future, subject to certain limitations under Section 382 of the Internal Revenue Code.
Liquidity and Capital Resources
      At March 31, 2005, the Company’s principal sources of liquidity consisted of approximately $27.8 million in cash and cash equivalents and $6.0 million in short and long-term restricted cash. The Company generated $1.3 million of cash flow from operations for the year ended March 31, 2005, and used cash totaling $4.6 million in investing and financing activities, decreasing cash and cash equivalents by $3.3 million from March 31, 2004.
      During the year ended March 31, 2005:

•	Cash of $1.3 million was provided from operating activities, stratified into two categories: (1) cash activity associated with day-to-day business activities; and (2) cash payments associated with the Company’s business restructurings and other items. Relative to the former category, the Company generated $9.3 million of cash from day-to-day business activities. Relative to the latter category, the Company made cash payments of $7.5 million in settlement of current and prior business restructuring obligations and $0.5 million in settlement of a lawsuit involving the Department of Energy.

•	The Company replenished cash available for use by $9.3 million during the second half of fiscal year 2005. Favorable collections of cash on account and substantial realization of the financial benefits of the restructuring activities implemented during the first half of the year are the principal reasons. The Company generated net income in the second half of fiscal year 2005 of $6.1 million, including a net restructuring benefit of $1.0 million for the period.

•	Cash of $4.3 million was used in investing activities, including the restriction of $0.4 million in cash to support additional standby letters of credit, $3.4 million in capital expenditures, and $0.5 in purchase price adjustments associated with the acquisition of Wishbone. Capital expenditures consist of amounts to build-out consolidated office space in the Company’s headquarters in Atlanta, GA and purchases of computers and equipment to ensure consistency in business operations and customer success.

•	Cash of $0.2 million was used in financing activities. Debt payments of $1.1 million exceeded proceeds from stock option exercises of $0.9 million.

Restricted Cash:
      At March 31, 2005, the Company maintained cash deposits totaling approximately $6.0 million in support of seven standby letters of credit, collateral for a mortgage and a bank guarantee. These deposits are classified as restricted cash, of which $194,000 is included in current assets and the balance of $5.8 million in non-current assets. The letters of credit require the Company to maintain corresponding compensating balances equal to the amounts of the letters of credit. A total of $4.6 million in restricted cash will be released in increments of $2.3 million each in both July 2006 and May 2008, relative to the expiration of letters of credit supporting a performance bond and the Company’s leased facilities in San Francisco, CA, respectively. A $0.6 million certificate of deposit, used as collateral for the Company’s $11.5 million mortgage note payable on its Columbia, SC property, will be released in April 2008.

Acquisition Financing:
      The purchase price of the March 2003 IUS acquisition approximated $35.8 million, which the Company financed with approximately $24.8 million from a private placement of the Company’s common stock and convertible notes and a $10.0 million promissory note. The $10.0 million promissory note was paid in full on September 5, 2003 with the proceeds from an $11.5 million mortgage note secured by certain real property located in Columbia, SC. This mortgage note bears interest at an annual rate of 6.5% and is payable in monthly installments of principal and interest (determined on a 15-year amortization) through October 1, 2008, at which time the remaining principal balance of $7.7 million is due and payable. The Company may extend the maturity date at that time for one additional five year term at a variable rate of interest.
      On January 21, 2004, the Company acquired Wishbone for $7.2 million plus the assumption of $1.0 million in Wishbone debt, which was repaid concurrent with the acquisition. The acquisition was financed from the Company’s available cash balance. Shortly thereafter, on February 9, 2004, the Company completed a private placement offering of 5.0 million shares of the Company’s common stock, at a price of $3.10 per share. Net proceeds from this offering were used to replenish cash used in the acquisition of Wishbone and for general working capital.

Cash Analysis:
      The Company believes that its existing cash and cash equivalents, together with anticipated cash flows from operations, will be sufficient to meet its cash requirements for at least the next 12 months. In the first and second quarters of the year ended March 31, 2005 the Company implemented significant business restructuring plans to better align its resources with its strategic initiatives and improve on-going profitability and cash flows from operations. The Company began to realize the financial benefits from these restructuring activities in the second half of the year. This is apparent in the improved operating results of the Company during that time, in which net income of $6.1 million was reported and available cash balances increased by $9.3 million through cash flows from operations. The Company believes it will continue to realize financial benefits from its restructuring activities in the forms of profitability and cash flows from operations but cannot assure investors that it will remain consistently profitable and cash flow positive on a quarterly basis. If necessary, the

Company is also prepared to adjust its usage of cash and cash equivalents, as called for by its internal business plans, to align with actual business conditions.
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
New Accounting Pronouncements
      In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.
      Statement 123(R) must be adopted no later than the beginning of the first fiscal year beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt Statement 123(R) during its first quarter of fiscal 2007.
      Statement 123(R) permits public companies to adopt its requirements using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date; and (2) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior periods of the year of adoption. The Company has not yet determined which method it will adopt.
      As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation expense cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to the Consolidated Financial Statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. However, in the case of the Company, the existence of its net operating loss carryforward will preclude recognition of the tax benefit until the deduction can be used to offset current taxes payable. The Company cannot estimate what the tax amounts will be in the future or when they will be recognized, because they depend on, among other things, when the net operating loss carryforwards will expire and when employees exercise stock options.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements:
      As of March 31, 2005, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC under the Securities Exchange Act of 1934, as amended.

Contractual Obligations:
      As of March 31, 2005, the Company’s primary commitments are its leased office space in Atlanta, Georgia; San Francisco, California; and Woking, England and payments on the mortgage note discussed in “Acquisition Financing” below. The Company leases its office space under non-cancelable lease agreements that expire at various times through 2012. Net rent payable under these leases in fiscal year 2005 is anticipated to be $6.6 million.
      The following table summarizes the Company’s significant contractual obligations at March 31, 2005 and the effect such obligations are expected to have on liquidity and cash flows in future periods. The Company expects to fulfill all of the following commitments from its working capital. This table excludes amounts already included as current liabilities on the March 31, 2005 balance sheet (in thousands):

	Payments due by Period as of March 31, 2005

		Less Than			After
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt, including interest	$12,382	$1,413	$2,677	$8,292	$—
Operating lease obligations(1)	25,123	5,976	10,648	4,592	3,907
Purchase obligation(2)	1,428	519	909	—	—
Other long-term liabilities(3)	8,021	—	5,682	1,333	1,006

Total	$46,954	$7,908	$19,916	$14,217	$4,913

(1)	Operating lease obligations are presented net of income from subleases in effect at March 31, 2005.

(2)	The Company has a commitment to purchase development services expertise in the form of labor hours, which the business is utilizing in its development efforts. The purchase commitment extends through December 22, 2007. During the remainder of the term of the commitment, the business will purchase approximately $1.4 million of labor hours at agreed upon labor rates, which approximate the Company’s fully absorbed labor rates. The timing of payment of the actual amounts is estimated over the remaining period and may differ based on when these services are actually used.

(3)	Other long-term liabilities represents restructuring accruals and are presented net of expected sublease income in the aggregate amount of $6.8 million.
      Except for those items discussed above, the Company has no guarantees of debt or similar capital commitments to third parties, written options on non-financial assets, standby repurchase agreements, or other commercial commitments.

Indemnifications:
      License and hosting agreements with customers generally contain infringement indemnity provisions. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with patent, copyright, trademark or trade secret infringement claims made by third parties with respect to the customer’s authorized use of our products and services. The indemnity provisions generally provide for the Company to control defense and settlement and cover costs and damages finally awarded against the customer. The indemnity provisions also generally provide that if the Company products infringe, or in the Company’s opinion it is likely that they will be found to infringe, on the rights of a third-party, Indus will, at its option and expense, procure the right to use the infringing product, modify the product so it is no longer infringing, or return the product for a partial refund that reflects the reasonable value of prior use. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations. The Company accounts for these indemnity obligations in accordance with SFAS No. 5, “Accounting for Contingencies,” and records a liability for these obligations when a loss is probable and reasonably estimable. The Company has not recorded any liabilities for these arrangements as of March 31, 2005.

      Services agreements with customers may also contain indemnity provisions for death, personal injury or property damage caused by the Company’s personnel or contractors in the course of performing services to customers. Under these agreements, the Company generally agrees to indemnify, defend and hold harmless the customer in connection with death, personal injury and property damage claims made by third parties with respect to actions of the Company’s personnel or contractors. The indemnity provisions generally provide for the Company control of defense and settlement and cover costs and damages finally awarded against the customer. The indemnity obligations contained in services agreements generally have no specified expiration date and no specified monetary limitation on the amount of award covered. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations and estimates the fair value of these potential obligations to be nominal. Accordingly, no liabilities have been recorded for these agreements as of March 31, 2005.
      Some service agreements require the Company to maintain performance bonds as security for the performance of the Company’s obligations under those agreements. Some of the performance bonds require cash to be restricted as collateral. The obligations to maintain these bonds typically expire either at a date specified in the applicable contract or upon the performance of the Company’s obligations. Due to the Company’s historical experience of successful software implementations, the Company has no significant history of payment under these types of bonds. The Company has not recorded any liabilities for these arrangements as of March 31, 2005.
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

Foreign Exchange Rate Sensitivity:
      The Company provides services to customers primarily in the United States, Europe, Asia Pacific and elsewhere throughout the world. As a result, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Sales are primarily made in U.S. Dollars; however, as the Company continues to expand its operations, more contracts may be denominated in Australian and Canadian Dollars, Pound Sterling, Euros and Japanese Yen. A strengthening of the U.S. Dollar could make the Company’s products less competitive in foreign markets. A hypothetical 5% unfavorable foreign currency exchange move versus the U.S. Dollar, across all foreign currencies, would adversely affect the net fair value of foreign denominated cash, cash equivalent and investment financial instruments by approximately $0.6 million at March 31, 2005.
      The Company did not experience any material changes in market risk in the year ended March 31, 2005.

Item 8.	Financial Statements and Supplementary Data
INDUS INTERNATIONAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE
CONSOLIDATED FINANCIAL STATEMENTS
The Board of Directors and Stockholders
Indus International, Inc.
      We have audited the accompanying consolidated balance sheets of Indus International, Inc. (the “Company”) as of March 31, 2004 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2002, for the three months ended March 31, 2003, and for each of the two years in the period ended March 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at March 31, 2004 and 2005, and the consolidated results of its operations and its cash flows for the year ended December 31, 2002, for the three months ended March 31, 2003, and for each of the two years in the period ended March 31, 2005, in conformity with U.S. generally accepted accounting principles.
      As discussed in Note 2, the Company’s consolidated financial statements have been restated.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 10, 2005 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young LLP
Atlanta, Georgia
June 10, 2005

INDUS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2004	March 31, 2005

	(As restated)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$31,081	$27,779
Restricted cash	70	194
Billed accounts receivable, net of allowance for doubtful accounts of $912 and $562 at March 31, 2004 and March 31, 2005, respectively	21,201	17,225
Unbilled accounts receivable	9,074	12,240
Other current assets	4,033	3,672

Total current assets	65,459	61,110
Property and equipment, net	34,682	30,755
Capitalized software, net	7,689	5,014
Goodwill	6,956	7,442
Acquired intangible assets, net	12,562	10,536
Restricted cash, non-current	5,492	5,821
Other assets	596	427

Total assets	$133,436	$121,105

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of note payable	$767	$767
Accounts payable	6,806	4,208
Accrued liabilities	17,974	19,213
Deferred revenue	38,257	33,239

Total current liabilities	63,804	57,427
Income tax payable	4,389	3,137
Note payable, net of current portion	10,299	9,530
Other liabilities	9,344	10,598
Stockholders’ equity:
Preferred stock, $.001 par value
Shares authorized: 10 million; shares issued: none	—	—
Common stock, $.001 par value
Shares authorized: 100 million
Shares issued: March 31, 2004 — 57,059,416
Shares issued: March 31, 2005 — 57,534,289	57	58
Additional paid-in capital	164,431	165,280
Treasury stock
Shares: March 31, 2004 — 935,500
Shares: March 31, 2005 — 935,500	(4,681)	(4,681)
Deferred compensation	(50)	—
Accumulated deficit	(115,257)	(121,322)
Accumulated other comprehensive income	1,100	1,078

Total stockholders’ equity	45,600	40,413

Total liabilities and stockholders’ equity	$133,436	$121,105

See accompanying notes.

INDUS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

		Three Months
	Year Ended	Ended	Years Ended
	December 31,	March 31,	March 31,

	2002	2003	2004	2005

	(As restated)	(As restated)	(As restated)
	(In thousands, except per share data)
Revenue:
Software license fees	$15,527	$2,637	$23,917	$31,866
Services:
Support, outsourcing and hosting	36,780	10,614	59,536	59,543
Consulting, training and other	64,858	13,983	62,933	50,760

Total services	101,638	24,597	122,469	110,303

Total revenue	117,165	27,234	146,386	142,169

Cost of revenue:
Software license fees	2,997	226	999	3,737
Services:
Support, outsourcing and hosting	11,150	4,175	20,265	16,975
Consulting, training and other	44,842	11,001	46,342	38,995

Total services	55,992	15,176	66,607	55,970

Total cost of revenue	58,989	15,402	67,606	59,707

Gross margin	58,176	11,832	78,780	82,462

Operating expenses:
Research and development	45,750	8,713	34,960	31,956
Sales and marketing	29,945	6,546	33,334	30,619
General and administrative	13,306	3,957	21,226	15,125
Restructuring expenses	8,199	1,968	44	10,430

Total operating expenses	97,200	21,184	89,564	88,130

Loss from operations	(39,024)	(9,352)	(10,784)	(5,668)
Interest and other income	1,362	86	700	475
Interest expense	(59)	(136)	(1,254)	(760)

Loss before income taxes	(37,721)	(9,402)	(11,338)	(5,953)
Provision (benefit) for income taxes	(3,944)	277	623	112

Net loss	$(33,777)	$(9,679)	$(11,961)	$(6,065)

Net loss per share:
Basic	$(0.96)	$(0.26)	$(0.24)	$(0.11)

Diluted	$(0.96)	$(0.26)	$(0.24)	$(0.11)

Shares used in computing per share data:
Basic	35,237	37,210	49,455	57,259

Diluted	35,237	37,210	49,455	57,259

See accompanying notes.

INDUS INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Deferred		Accumulated	Total
	Common Stock		Add’l		Compen-	Accumu-	Other	Stock-
			Paid-In	Treasury	sation &	lated	Comprehensive	holders’
	Shares	Amount	Capital	Stock	Other	Deficit	Income/(Loss)	Equity

	(In thousands)
Balance, December 31, 2001, as previously reported	35,211	$35	$123,671	$(2,181)	$(212)	$(58,287)	$(2,080)	$60,946
Prior period adjustment (see Note 2)	—	—	—	—	—	(1,553)	—	(1,553)

Balance, December 31, 2001 (as restated, see Note 2)	35,211	35	123,671	(2,181)	(212)	(59,840)	(2,080)	59,393
Exercise of stock options	291	1	1,041	—	—	—	—	1,042
Sale of common stock under Employee Stock Purchase Plan	168	—	459	—	—	—	—	459
Notes receivable from stockholder	—	—	—	—	55	—	—	55
Warrant exercise	68	—	198	—	—	—	—	198
Benefit from Carryback of Net Operating Loss	—	—	182	—	—	—	—	182
Purchase of treasury stock	(500)	—	—	(2,500)	—	—	—	(2,500)
Amortization of deferred compensation	—	—	57	—	53	—	—	110
Comprehensive loss:
Net loss	—	—	—	—	—	(33,777)	—	(33,777)
Unrealized gain on marketable securities	—	—	—	—	—	—	27	27
Foreign currency translation	—	—	—	—	—	—	1,520	1,520

Total comprehensive loss								(32,230)

Balance, December 31, 2002 (as restated, see Note 2)	35,238	36	125,608	(4,681)	(104)	(93,617)	(533)	26,709
Exercise of stock options	1	—	2	—	—	—	—	2
Issuance of common stock in private placement transaction	6,827	6	9,669	—	—	—	—	9,675
Amortization of deferred compensation	—	—	—	—	25	—	—	25
Comprehensive loss:
Net loss	—	—	—	—	—	(9,679)	—	(9,679)
Foreign currency translation	—	—	—	—	—	—	349	349

Total comprehensive loss								(9,330)

Balance, March 31, 2003 (as restated, see Note 2)	42,066	42	135,279	(4,681)	(79)	(103,296)	(184)	27,081
Exercise of stock options	130	—	153	—	—	—	—	153
Sale of common stock under Employee Stock Purchase Plan	72	—	148	—	—	—	—	148
Issuance of common stock in private placement transaction	5,000	5	14,492	—	—	—	—	14,497
Issuance of stock from convertible notes	9,792	10	13,930	—	—	—	—	13,940
Issuance of options in connection with acquisitions	—	—	429	—	(29)	—	—	400
Amortization of deferred compensation	—	—	—	—	58	—	—	58
Comprehensive loss:
Net loss	—	—	—	—	—	(11,961)	—	(11,961)
Unrealized gain on marketable securities	—	—	—	—	—	—	(70)	(70)
Foreign currency translation	—	—	—	—	—	—	1,354	1,354

Total comprehensive loss								(10,677)

Balance, March 31, 2004 (as restated, see Note 2)	57,060	57	164,431	(4,681)	(50)	(115,257)	1,100	45,600
Exercise of stock options	222	—	407	—	—	—	—	407
Sale of common stock under Employee Stock Purchase Plan	253	1	451	—	—	—	—	452
Common stock issuance costs	—		(58)					(58)
Accelerated stock option vesting	—	—	45	—	—	—	—	45
Option valuation for non-employee grant	—	—	4	—	—	—	—	4
Amortization of deferred compensation	—	—	—	—	50	—	—	50
Comprehensive loss:
Net loss	—	—	—	—	—	(6,065)	—	(6,065)
Foreign currency translation	—	—	—	—	—	—	(22)	(22)

Total comprehensive loss								(6,087)

Balance, March 31, 2005	57,535	$58	$165,280	$(4,681)	$—	$(121,322)	$1,078	$40,413

See accompanying notes.

INDUS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Three
		Months
	Year Ended	Ended	Years Ended
	December 31,	March 31,	March 31,

	2002	2003	2004	2005

	(As restated)	(As restated)	(As restated)
	(In thousands)
Cash flows from operating activities:
Net loss	$(33,777)	$(9,679)	$(11,961)	$(6,065)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,556	2,333	10,941	12,540
Provision for doubtful accounts	(2,267)	(336)	(3,548)	(362)
Amortization of deferred compensation	53	25	29	50
(Gain) loss on sale of fixed assets	205	84	(29)	(17)
Changes in operating assets and liabilities:
Billed accounts receivable	11,217	7,055	9,849	4,501
Unbilled accounts receivable	11,255	(4,279)	3,888	(3,073)
Income tax receivable	(3,693)	60	4,504	557
Other current assets	1,587	(670)	1,714	(151)
Other assets	(405)	81	475	149
Accounts payable	(984)	(298)	1,414	(2,616)
Income taxes payable	2,788	286	(409)	(1,240)
Accrued restructuring	3,205	2,219	(3,653)	3,649
Other accrued liabilities	(7,910)	(1,291)	(3,278)	(1,402)
Deferred revenue	(3,055)	2,362	(13,290)	(5,218)
Other	254	—	—	—

Net cash provided by (used in) operating activities	(12,971)	(2,048)	(3,354)	1,302

Cash flows from investing activities:
Purchase of marketable securities	(52,953)	(8,993)	(1,949)	—
Sale of marketable securities	52,399	12,411	2,706	—
(Increase) decrease in restricted cash	(5,159)	(6)	78	(449)
Acquisition of business, net of cash acquired	—	(29,020)	(14,910)	(486)
Capitalized software	—	(371)	(7,318)	(3)
Acquisition of property and equipment	(4,533)	(667)	(4,158)	(3,394)

Net cash used in investing activities	(10,246)	(26,646)	(25,551)	(4,332)

Cash flows from financing activities:
Net proceeds of note payable	—	—	11,066	—
Payment of note payable and capital leases	(170)	(64)	(280)	(1,077)
Proceeds from issuance of convertible notes, net of issuance costs	—	13,716	—	—
Proceeds from issuance of common stock, net of issuance costs	1,938	9,677	15,450	849
Changes in stockholder receivables	55	—	—	—
Purchase of treasury stock	(2,500)	—	—	—

Net cash provided by (used in) financing activities	(677)	23,329	26,236	(228)

Effect of exchange rate differences on cash	1,520	505	1,083	(44)
Net decrease in cash and cash equivalents	(22,374)	(4,860)	(1,586)	(3,302)
Cash and cash equivalents at beginning of period	59,901	37,527	32,667	31,081

Cash and cash equivalents at end of period	$37,527	$32,667	$31,081	$27,779

Supplemental disclosures of cash flow information:
Interest paid	$59	$10	$1,424	$756

Income taxes paid	$315	$81	$111	$760

Income tax refunds	$3,703	$—	$4,792	$4

Supplemental noncash financing activities:
Acquisition of IUS business:
Fair value of assets acquired		$51,462	$(55)	$—
Fair value of liabilities assumed		(25,697)	10,000	—

Net assets acquired		25,765	9,945	—

Due from seller		3,255	(3,255)	—

Net acquisition-related cash paid		$29,020	$6,690	$—

Acquisition of Wishbone Systems business:
Fair value of assets acquired			$8,632	$486
Fair value of liabilities assumed			(412)	—

Net assets acquired, less cash			$8,220	$486

See accompanying notes.

INDUS INTERNATIONALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Significant Accounting Policies

Organization and Business

Business
      Indus International, Inc. (the “Company”) develops, licenses, implements, supports and hosts service delivery management (“SDM”) solutions, which help clients in a broad array of industries optimize the management of their customers, assets, workforce, spare parts inventory, tools and documentation in order to maximize performance and customer satisfaction while reducing operating expenses. The Company’s software products are comprised of three distinct suites: Customer Suite, Asset Suite and Service Suite. Customer Suite, originating from the March 2003 acquisition of Indus Utility Systems, Inc. (“IUS”), formerly SCT Utility Systems, Inc., provides the functionality for energy and utility customers to optimize customer-facing activities, encompassing call center, customer information tracking, billing and accounts receivable functions. Asset Suite supports organization’s operations and maintenance workforce, inventory management and procurement professionals, safety and compliance engineers, and other decision-making personnel affected by asset care decisions throughout the enterprise. Service Suite, originating from the January 2004 acquisition of Wishbone Systems, Inc. (“Wishbone”) provides resource optimization enabling customers to dispatch resources with all the required tools, information, and parts at the promised time, optimizing schedules based on customer or asset demands, travel times, service level agreements, technician skills requirements and internal costs. Other complementary products include mobile computing, enterprise asset integration tools, sophisticated search capabilities, data warehousing products and integration to leading ERP products for financial and human resources functions. Through its acquisitions, the Company is able to offer a comprehensive suite of SDM solutions to its customers.
      The Company’s SDM solutions also include consulting, training and educational services, and customer support, hosting and outsourcing services, offered as part of the Indus Service Select program. Service Select offerings include comprehensive implementation programs, strategic consulting, training and education solutions and three-tiered customer maintenance and support plans.

Significant Customers
      In 2001, Magnox Electric plc (“Magnox”), a wholly-owned subsidiary of British Nuclear Fuels Ltd (“BNFL”), operating BNFL’s nuclear power stations, selected the Company to provide work management and compliance system software for eight nuclear stations. The Company is providing a total business solution, including Asset Suite, implementation services, and five years of application hosting via Indus’ web hosting services. The Magnox contract represented 12.6%, 11.2%, 8.4% and 4.9% of the Company’s revenue for the year ended December 31, 2002, the three-month period ended March 31, 2003 and the years ended March 31, 2004 and 2005, respectively. No other single customer accounted for more than 10% of the Company’s revenues for the periods presented.

Significant Accounting Policies

Basis of Presentation
      The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current presentation.
      The Company has restated the consolidated balance sheet as of March 31, 2004, and the consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2002, the three-month transition period ended March 31, 2003 and the year ended March 31, 2004 in this Annual Report on Form 10-K and quarterly results of operations for the years ended March 31, 2004 and 2005. See Note 2 to the

INDUS INTERNATIONALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidated Financial Statements, “Restatement of Financial Statements for Accounting for Leases and Leasehold Improvements” and Note 16, “Quarterly Results,” for further discussion.

Revenue Recognition
      The Company provides its software to customers under contracts that provide for both software license fees and services. The revenues from software license fees are recognized in accordance with AICPA Statements of Position, or SOP, 97-2, “Software Revenue Recognition,” as amended or interpreted by SOP 98-4 and SOP 98-9, Technical Practice Aids, and SEC Staff Accounting Bulletins. Revenue for software is recognized when persuasive evidence of a non-cancelable license agreement exists, delivery has occurred, the license fee is fixed or determinable, and collection is probable. Revenue from services, which generally are time and material based, are recognized as the work is performed. When software is licensed through indirect sales channels, license fees may be recognized as revenue upon licensing to the reseller or when the reseller licenses the software to an end user customer, depending upon the Company’s history with the reseller, the reseller’s financial resources and other factors. In software arrangements that include rights to multiple software products and/or services, the total arrangement fee is allocated among each of the deliverables using the residual method, under which revenue is allocated to the undelivered elements based on vendor specific objective evidence (“VSOE”) of fair value of such undelivered elements and the residual amounts of revenue are allocated to the delivered elements. Elements included in multiple element arrangements may consist of software products, maintenance (which includes customer support services and unspecified upgrades), hosting and consulting services. VSOE is based on the price generally charged when an element is sold separately or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change once the element is sold separately. If VSOE does not exist for an undelivered element, the total arrangement fee will be taken to revenue over the life of the contract or upon delivery of the undelivered element.
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
      Revenue from outsourcing and web hosting (also referred to as “ASP” or application service provider) services is recognized based upon contractually agreed upon rates per user or service, over a contractually defined time period. Under some web hosting arrangements, customers have a license to the software and are entitled to take possession of the software at any time during the hosting period, while other customers are only entitled to use the software through the hosting arrangement. For arrangements in which the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty, the Company recognizes revenue under the accounting policies disclosed above in the revenue recognition accounting policy for software arrangements. For arrangements where the customer does not have the right to take possession of the software, the Company recognizes license revenue over the course of the hosting contract period.
      Unbilled accounts receivable represent amounts related to revenue under existing contracts that has been recorded either as deferred revenue or earned revenue but which has not yet been billed. Generally, unbilled amounts are billed within one year of the sale of product or performance of services.

INDUS INTERNATIONALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Deferred revenue represents fees for services and software licenses that have not yet met the criteria to be recognized as revenue.
      Deferred support represents amounts invoiced prior to performance of support services. Contracts for support services are typically one year in length and are amortized to revenue ratably over the contract period. Deferred services are amounts invoiced prior to performance of consulting services.
      Deferred license revenue represents license fee contracts revenue which was deferred because the criteria for revenue recognition had not been met. Revenue on these contracts is recognized when these criteria are met and have occurred.

Foreign Currency Translation
      The functional currencies of the Company’s foreign subsidiaries are their respective local currencies. The financial statements of foreign subsidiaries have been translated into U.S. Dollars. Asset and liability accounts have been translated using the exchange rates in effect at the balance sheet date. The foreign statements of operations have been translated using average exchange rates. Gains and losses resulting from translation of the accounts of the Company’s foreign subsidiaries have been reported in other comprehensive income (loss) within stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in the determination of net income (loss).

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
      The Company maintains an allowance for doubtful accounts for estimated accounts receivable losses resulting from the inability or failure of its customers to make required payments. This allowance is formula-based, supplemented by an evaluation of specific accounts where there may be collectibility risk. On an ongoing basis, the Company evaluates the collectibility of accounts receivable based upon historical collections and an assessment of the collectibility of specific accounts using a combination of factors, including the age of the outstanding balance(s), evaluation of the account’s financial condition, recent payment history, and discussions with the Company’s account executive for the specific customer. Based upon this evaluation of collectibility, any increase or decrease required in the allowance for doubtful accounts is reflected in the period in which the evaluation indicates that a change is necessary.
      The following is an analysis of the activity in the allowance for doubtful accounts (in thousands):

	Balance at	Charged to	Changes —
	Beginning	Costs and	Add	Balance at
Allowance for Doubtful Accounts	of Year	Expenses	(Deduct)	End of Year

Year Ended March 31, 2005	$912	(98)	(252)	$562
Year Ended March 31, 2004	$4,375	(289)	(3,174)	$912
Three-month period Ended March 31, 2003	$3,445	1,049	(119)	$4,375
Year Ended December 31, 2002	$5,713	(807)	(1,461)	$3,445
      The changes to the allowance account were based on an evaluation of specific accounts and aging categories. The write-offs in 2004 include $1.5 million related to a specific customer dispute and approxi-

INDUS INTERNATIONALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
mately $1.1 million in a receivable balance acquired in the IUS acquisition, both of which had been reserved previously.
      One customer (Magnox) represented $1.9 million of the Company’s accounts receivable as of March 31, 2004. One customer (Sierra Pacific Resources) represented $4.2 million of the Company’s accounts receivable as of March 31, 2005.

Restricted Cash
      At March 31, 2005, the Company maintained cash deposits totaling approximately $6.0 million in support of seven standby letters of credit, collateral for a mortgage and a bank guarantee. These deposits are classified as restricted cash, of which $194,000 is included in current assets and the balance of $5.8 million in non-current assets. The letters of credit require the Company to maintain corresponding compensating balances equal to the amounts of the letters of credit. A total of $4.6 million in restricted cash will be released in increments of $2.3 million each in both July 2006 and May 2008, relative to the expiration of letters of credit supporting a performance bond and the Company’s leased facilities in San Francisco, CA, respectively. A $0.6 million certificate of deposit, used as collateral for the Company’s $11.5 million mortgage note payable on its Columbia, SC property, will be released in April 2008.

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

Software Development Costs
      The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” whereby costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs are capitalized. Technological feasibility is established upon completion of a working model. Through December 31, 2002, software development costs incurred subsequent to the establishment of technological feasibility were not significant, and all software development costs were charged to research and development expense in the accompanying consolidated statements of operations during that time.
      The Company capitalized certain internal and external development costs related to the internationalization of its products to Asian markets of $0.4 million and $7.3 million for the three-month period ended March 31, 2003 and for the year ended March 31, 2004, respectively. The product became generally available for sale in the first quarter of fiscal 2005 and the related capitalized software development costs became subject to amortization. These costs are amortized to cost of software license fees based on the greater of the amount computed using (a) the ratio that current gross revenues for the product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining economic life of the product including the period reported on. Amortization expense recorded for the year ended March 31, 2005 was $2.7 million.

INDUS INTERNATIONALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Internal-Use Software
      SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” requires that entities capitalize certain costs related to internal use software once certain criteria have been met. Capitalized internal-use software development costs associated with the Company’s information systems are included in property and equipment and are depreciated on a straight-line basis over a three-year period. The depreciation expense recorded for the year ended December 31, 2002, the three-month period ended March 31, 2003 and the years ended March 31, 2004 and 2005 was approximately $2.4 million, $643,000, $2.8 million and $2.2 million, respectively.

Acquisition-Related Intangible assets
      Acquisition-related intangible assets are stated at cost less accumulated amortization, and include values for developed technology, customer base, contracts and trade names. Acquired technology is being amortized over the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. Other intangible assets are being amortized on a straight-line basis over a period of two to fifteen years. Total amortization expense for intangible assets was $152,000, $1.8 million and $2.0 million for the three-month period ended March 31, 2003 and the years ended March 31, 2004 and 2005, respectively, and is included in general and administrative expense in the accompanying Consolidated Statements of Operations.
      Acquisition-related intangible assets consist of the following (in thousands):

March 31,
2005

Acquired trademarks	$730
Acquired technology	2,870
Acquired contracts and customer base	10,920

Total acquired intangible assets	14,520
Less accumulated amortization	(3,984)

Net intangible assets	$10,536

      The remaining weighted-average amortization period remaining for these intangible assets is approximately ten years. Trademarks and technology have a remaining weighted-average amortization periods of three years and contracts and customer base have a remaining weighted-average amortization period of twelve years. The Company expects future amortization expense from acquired intangible assets as of March 31, 2005 to be as follows (in thousands):

2006	$1,470
2007	1,432
2008	1,383
2009	814
2010	657
Thereafter	4,780

$10,536

INDUS INTERNATIONALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In accordance with SFAS No. 144, intangible assets are reviewed to determine whether they should be tested for impairment. At March 31, 2005, the Company performed this review and determined no impairment testing was necessary.

Goodwill and Impairment
      Goodwill, which represents the excess of purchase price over fair value of net assets acquired, increased by $486,000 during the year ended March 31, 2005. The Company recorded an adjustment to the purchase price of Wishbone resulting in an increase in goodwill for the costs to relocate certain Wishbone employees to Atlanta, GA, as planned with the acquisition.
      Goodwill is not amortized, but is subject to annual impairment testing on December 31, and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the asset below its carrying amount. For purposes of its goodwill impairment testing, the Company considers itself to be a single reporting unit and assesses goodwill impairment on an enterprise-wide level. The impairment test is performed on a consolidated basis and compares the Company’s market capitalization (reporting unit fair value) to its outstanding equity (reporting unit carrying value). In accordance with the recommended provisions of SFAS No. 142, the Company utilizes its closing stock price as reported on the Nasdaq National Market on the date of the impairment test in order to compute market capitalization. The Company has designated December 31 as the annual date for impairment testing.
      The Company has recorded goodwill of $0.4 million associated with the acquisition of IUS and $7.0 million associated with the acquisition of Wishbone. No impairment losses have been recorded through March 31, 2005.

Notes Payable
      Notes payable represents short-term borrowings. The Company includes in notes payable only those principal balances which are to be paid within the subsequent twelve-month period. The notes payable balance at March 31, 2005 includes the current portion of an $11.5 million note secured by certain real property located in Columbia, SC. This note bears interest at an annual rate of 6.5% and is payable in monthly installments of principal and interest (determined on a 15-year amortization) through October 1, 2008, at which time the remaining principal balance of $7.7 million is due and payable. The Company may extend the maturity date at that time for one additional five year term at a variable rate of interest.

Guarantees and Indemnifications
      The Company accounts for guarantees and indemnifications in accordance with Financial Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.”
      License and hosting agreements with customers generally contain infringement indemnity provisions. Under these agreements, the Company generally agrees to indemnify, defend and hold harmless the customer in connection with patent, copyright, trademark or trade secret infringement claims made by third parties with respect to the customer’s authorized use of our products and services. The indemnity provisions generally provide for the Company to control defense and settlement and cover costs and damages finally awarded against the customer. The indemnity provisions also generally provide that if the Company products infringe, or in the Company’s opinion it is likely that they will be found to infringe, on the rights of a third-party Indus will, at its option and expense, procure the right to use the infringing product, modify the product so it is no longer infringing, or return the product for a partial refund that reflects the reasonable value of prior use. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations. The Company accounts for these indemnity obligations in accordance with SFAS No. 5,

INDUS INTERNATIONALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
“Accounting for Contingencies,” and records a liability for these obligations when a loss is probable and reasonably estimable. The Company has not recorded any liabilities for these arrangements as of March 31, 2005.
      Services agreements with customers may also contain indemnity provisions for death, personal injury or property damage caused by the Company’s personnel or contractors in the course of performing services to customers. Under these agreements, the Company generally agrees to indemnify, defend and hold harmless the customer in connection with death, personal injury and property damage claims made by third parties with respect to actions of the Company’s personnel or contractors. The indemnity provisions generally provide for the Company’s control of defense and settlement and cover costs and damages finally awarded against the customer. The indemnity obligations contained in services agreements generally have no specified expiration date and no specified monetary limitation on the amount of award covered. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations and estimates the fair value of these potential obligations to be nominal. Accordingly, no liabilities have been recorded for these agreements as of March 31, 2005.
      Some service agreements require the Company to maintain performance bonds as security for the performance of the Company’s obligations under those agreements. Some of the performance bonds require cash to be restricted as collateral. The obligations to maintain these bonds typically expire either at a date specified in the applicable contract or upon the performance of the Company’s obligations. Due to the Company’s historical experience of successful software implementations, the Company has no significant history of payment under these types of bonds. The Company has not recorded any liabilities for these arrangements as of March 31, 2005.
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

Advertising Costs
      Advertising costs are charged to expense in the period the costs are incurred. Advertising expense was approximately $846,000, $47,000, $187,000 and $92,000 for year ended December 31, 2002, the three-month period ended March 31, 2003 and the years ended March 31, 2004 and 2005, respectively, and are included in Sales and Marketing in the accompanying Consolidated Statements of Operations.

Segment Information
      The Company operates in a single segment as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” See Note 12 for discussion of foreign operations.

Income Taxes
      Income taxes are computed in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the liability method in accounting for income taxes. Under SFAS No. 109, deferred tax assets and liabilities are measured based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

INDUS INTERNATIONALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Per Share Data
      Basic earnings per share is calculated using the weighted average common shares outstanding during the periods. Common equivalent shares from stock options, warrants and convertible notes using the treasury stock method or the if-converted method, have been excluded from the diluted per share calculations in each period presented because the effect of inclusion would be antidilutive.
      The components of basic and diluted earnings per share were as follows (in thousands, except per share amounts):

		Three Months
	Year Ended	Ended	Years Ended March 31,
	March 31,	March 31,
	2002	2003	2004	2005

	(As restated)	(As restated)	(As restated)
Net loss	$(33,777)	$(9,679)	$(11,961)	$(6,065)

Weighted average shares of common stock outstanding	35,237	37,210	49,455	57,259

Basic net loss per share	$(0.96)	$(0.26)	$(0.24)	$(0.11)

Calculation of shares outstanding for computing diluted net loss per share:
Shares used in computing basic net loss per share	35,237	37,210	49,455	57,259
Shares to reflect the effect of the assumed exercise of:
Employee stock options	—	—	—	—
Warrants	—	—	—	—
Convertible notes	—	—	—	—

Shares used in computing diluted net loss per share	35,237	37,210	49,455	57,259

Diluted net loss per share	$(0.96)	$(0.26)	$(0.24)	$(0.11)

      The Company has excluded all outstanding stock options, warrants and convertible notes to purchase common stock from the calculation of diluted net loss per share because all such securities are antidilutive for all periods presented. As of December 31, 2002, and as of March 31, 2003, 2004 and 2005, stock options, warrants and convertible notes to purchase common stock in the amount of 9,772,963, 19,908,179, 11,396,022 and 9,864,847 were outstanding, respectively. The 8% Convertible Notes issued to fund the IUS acquisition were converted into 9,751,859 shares of common stock in July 2003, upon receipt of the approval of the Company’s stockholders. See Notes 8 and 9 for further information on those securities.

Use of Estimates
      The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Those accounts that are affected by the use of estimates are revenues from services (the determination of the scope and duration of the engagement and the status of completion to date), the allowance for doubtful accounts (the valuation of the credit worthiness of our customers), and accrued restructuring costs (the estimate of future sublease income for excess office space).

INDUS INTERNATIONALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation
      As permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company accounts for stock based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and accordingly recognizes no compensation expense for the stock option grants as long as the exercise price is equal to or more than the fair value of the shares at the date of grant.
      For purposes of pro forma disclosures, as required by SFAS No. 123, which also requires that the pro forma information be determined as if the Company had accounted for its employee stock option grants under the fair value method required by SFAS No. 123, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma net loss including pro forma compensation expense, net of tax for the year ended December 31, 2002, the three-month period ended March 31, 2003 and the years ended March 31, 2004 and 2005, respectively, is as follows (in thousands, except per share amounts):

		Three Months
	Year Ended	Ended	Years Ended March 31,
	March 31,	March 31,
	2002	2003	2004	2005

	(As restated)	(As restated)	(As restated)
Net loss as reported	$(33,777)	$(9,679)	$(11,961)	$(6,065)
Add: Total stock-based compensation expense determined under the intrinsic value method	34	16	38	33
Deduct: Total stock-based compensation expense determined under fair-value based method for all awards	(4,809)	(1,509)	(4,616)	(3,934)

Pro forma net loss	$(38,552)	$(11,172)	$(16,539)	$(9,966)

Loss per share:
Basic:
As reported	$(0.96)	$(0.26)	$(0.24)	$(0.11)

Pro forma	$(1.09)	$(0.30)	$(0.33)	$(0.17)

Diluted:
As reported	$(0.96)	$(0.26)	$(0.24)	$(0.11)

Pro forma	$(1.09)	$(0.30)	$(0.33)	$(0.17)

Shares used in computing per share data (as reported and pro forma):
Basic	35,237	37,210	49,455	57,259

Diluted	35,237	37,210	49,455	57,259

      The weighted average fair value of options granted under all plans was $2.22, $1.43, $2.05 and $1.27 for year ended December 31 2002, the three-month period ended March 31, 2003 and the years ended March 31, 2004 and 2005, respectively.

INDUS INTERNATIONALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements
      On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.
      Statement 123(R) must be adopted no later than the beginning of the first fiscal year beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt Statement 123(R) during its first quarter in fiscal 2007.
      Statement 123(R) permits public companies to adopt its requirements using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R)that remain unvested on the effective date; and (2) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior periods of the year of adoption. The Company has not yet determined which method it will adopt.
      As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation expense cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 — Stock-Based Compensation to the Consolidated Financial Statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. However, in the case of the Company, the existence of its net operating loss carryforward will preclude recognition of the tax benefit until the deduction can be used to offset current taxes payable. The Company cannot estimate what the tax amounts will be in the future or when they will be recognized, because they depend on, among other things, when the net operating loss carryforwards will expire and when employees exercise stock options.

2.	Restatement of Financial Statements for Accounting for Leases and Leasehold Improvements
      On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the American Institute of Certified Public Accountants regarding certain operating lease-related accounting issues and their application under U.S. generally accepted accounting principles. In consideration of this letter, the Company conducted a review of its accounting for leases and leasehold improvements and identified errors in prior reported periods related to its (1) accounting for scheduled rent escalations, (2) accounting for lease incentives (in the form of tenant improvement reimbursements) and (3) amortization of leasehold improvements. Items (1) and (2), which account for the majority of the errors, relate to operating leases for office facilities entered into by the Company in 2000.

INDUS INTERNATIONALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company has restated previously issued financial statements for the fiscal years ended December 31, 2000 through March 31, 2004 to correct the Company’s historical accounting practices for leases and leasehold improvements. As a result, the Company has restated the consolidated balance sheet as of March 31, 2004, and the consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2002, the three-month transition period ended March 31, 2003 and the year ended March 31, 2004 in this Annual Report on Form 10-K and quarterly results of operations for the years ended March 31, 2004 and 2005 (see Note 16 entitled “Quarterly Results of Operations”). The impact of the restatement on periods prior to the fiscal year ended December 31, 2002 has been reflected as an adjustment to accumulated deficit as of December 31, 2001 in the accompanying consolidated statement of stockholders’ equity. The restatement corrects the Company’s historical accounting for leases and leasehold improvements and has no impact on revenues or net cash flows. The Company will not amend and reissue its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the restatements. Therefore, the financial statements and related financial information contained in those reports should no longer be relied upon.
      Historically, rent expense has been recorded in the consolidated statements of operations at the amount of the lease payments. Management has determined that minimum lease payments, including scheduled rent escalations, should be recognized as rent expense on a straight-line basis over the lease term. The Company has historically accounted for tenant improvement allowances as reductions to the related capitalized leasehold improvements on the consolidated balance sheets and as reductions in capital expenditures included in investing activities on the consolidated statements of cash flows. The Company reviewed lease incentives received in the form of tenant improvement reimbursements and has adjusted leasehold improvements to properly account for these lease incentives, which has the general effect of increasing leasehold improvement amortization expense and decreasing rent expense. The Company has also reviewed its accounting for leasehold improvements to ensure amortization over the shorter of their economic lives or the remaining lease term. This review resulted in an extension of the amortization periods for leasehold improvements, which had the effect of decreasing annual leasehold amortization expense.
      The restatement resulted in a $1.3 million increase in the cumulative net losses for all reported periods ending March 31, 2004.

INDUS INTERNATIONALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Following is a summary of the effects of these corrections on the Company’s consolidated statements of operations and statements of cash flows for fiscal years 2002 through 2004 (in thousands, except per share data) as well as the effect of these changes on the consolidated balance sheet at March 31, 2004 (in thousands, except per share data).
Statement of Operations Data

	Year Ended			Three Months Ended			Year Ended
	December 31, 2002			March 31, 2003			March 31, 2004

	As			As			As
	Previously		As	Previously		As	Previously		As
	Reported	Adjs	Restated	Reported	Adjs	Restated	Reported	Adjs	Restated

	(In thousands, except per share data)
Support, outsourcing and hosting costs	$11,149	$1	$11,150	$4,177	$(2)	$4,175	$20,275	$(10)	$20,265
Consulting, training and other costs	44,838	4	44,842	11,006	(5)	11,001	46,365	(23)	46,342
Research and development	45,745	5	45,750	8,717	(4)	8,713	34,977	(17)	34,960
Sales and marketing	29,942	3	29,945	6,549	(3)	6,546	33,350	(16)	33,334
General and administrative	13,305	1	13,306	3,959	(2)	3,957	21,237	(11)	21,226
Restructuring expenses	8,199	—	8,199	2,166	(198)	1,968	44	—	44
Net loss	$(33,763)	$(14)	$(33,777)	$(9,893)	$214	$(9,679)	$(12,038)	$77	$(11,961)
Loss per share:
Basic	$(0.96)	$(0.00)	$(0.96)	$(0.27)	$0.01	$(0.26)	$(0.24)	$0.00	$(0.24)

Diluted	$(0.96)	$(0.00)	$(0.96)	$(0.27)	$0.01	$(0.26)	$(0.24)	$0.00	$(0.24)

Shares used in computing per share data:
Basic	35,237		35,237	37,210		37,210	49,455		49,455

Diluted	35,237		35,237	37,210		37,210	49,455		49,455

Balance Sheet Data

	March 31, 2004

	As
	Previously
	Reported	Adjs	As Restated

	(In thousands)
ASSETS
Total current assets	$65,459	$—	$65,459
Property and equipment, net	32,919	1,763	34,682
Other non-current assets, net	33,295	—	33,295

Total assets	$131,673	$1,763	$133,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total current liabilities	$63,501	$303	$63,804
Note payable, net of current portion	10,299	—	10,299
Other non-current liabilities	10,997	2,736	13,733
Accumulated deficit	(113,981)	(1,276)	(115,257)
Other stockholders’ equity	160,857	—	160,857

Total liabilities and stockholders’ equity	$131,673	$1,763	$133,436

INDUS INTERNATIONALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Statements of Cash Flows Data

	Year Ended			Three Months Ended			Year Ended
	December 31, 2002			March 31, 2003			March 31, 2004

	As			As			As
	Previously		As	Previously		As	Previously		As
	Reported	Adjs	Restated	Reported	Adjs	Restated	Reported	Adjs	Restated

	(In thousands)
Net loss	$(33,763)	$(14)	$(33,777)	$(9,893)	$214	$(9,679)	$(12,038)	$77	$(11,961)
Depreciation and amortization	8,541	15	8,556	2,332	1	2,333	10,918	23	10,941
Change in other accrued liabilities	(8,449)	539	(7,910)	(1,076)	(215)	(1,291)	(3,643)	365	(3,278)
Net cash used in operating activities	(13,510)	539	(12,971)	(2,048)	—	(2,048)	(3,819)	465	(3,354)
Acquisition of property and equipment	(3,994)	(539)	(4,533)	(667)	—	(667)	(3,693)	(465)	(4,158)
Net cash used in investing activities	(9,707)	(539)	(10,246)	(26,646)	—	(26,646)	(25,086)	(465)	(25,551)

3.	Restructuring Expenses
      In the year ended March 31, 2005, the Company recorded net restructuring charges of $10.4 million for revisions to accounting estimates from prior business restructurings and for additional restructuring charges related to office and business consolidations and employee severance. Revisions to the Company’s assumptions for expected sublease income from two unoccupied floors in San Francisco, CA comprised $0.4 million of this expense. Further consolidation of office space in San Francisco and Atlanta, GA resulted in $7.0 million in new restructuring charges for the year. This consolidation included vacating three floors in Atlanta and one additional floor in San Francisco. The remaining $3.0 million in restructuring expense is associated with the elimination of approximately 140 positions, including the transfer of certain functions to the company-owned office buildings in Columbia, SC and the outsourcing of some development functions to India. At March 31, 2005, a total of $5.9 million remains in the current and long-term restructuring accruals for these initiatives and relates to employee severance and excess lease costs associated with subleasing the Company’s vacated office space in Atlanta and San Francisco. These restructuring charges have been recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No. 112, “Employer’s Accounting for Postemployment Benefits.”
      Between January 1, 2000 and March 31, 2004, the Company recorded restructuring charges totaling $21.8 million relating to two restructuring initiatives: (1) the relocation of the Company’s headquarters from San Francisco to Atlanta; and (2) the suspension of the United Kingdom Ministry of Defense (“MoD”) project. At March 31, 2005, a total of $7.0 million remains in the current and long-term restructuring accruals for these initiatives, all of which relates to excess lease costs associated with subleasing the Company’s vacated office space in San Francisco, Dallas, TX and Pittsburgh, PA.
      Should rental conditions in the Company’s Atlanta location deteriorate to the point where the remaining redundant office space is not leased, the Company could incur additional charges totaling approximately $6.6 million through 2012. Should rental conditions improve, it is possible that higher than anticipated sublease income could be generated. Any increases or decreases in the restructuring accruals arising from changes in estimates will be reflected in the period in which the evaluation indicates that a change is necessary.

INDUS INTERNATIONALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The restructuring accruals remaining as of March 31, 2005 are included in the Consolidated Financial Statements in “Accrued liabilities” for amounts due within one year and “Other liabilities” for amounts due after one year.
      Below is an analysis of the outstanding restructure provisions and the activity in the resultant accruals (in thousands):
Company headquarters relocation and MoD project suspension:

	Severance and
	Related Costs	Equipment	Facilities	Total

Balance at December 31, 2001	$174	$—	$7,332	$7,506

Payments in 2002	(762)	(953)	(3,100)	(4,815)
Accruals in 2002	—	—	1,720	1,720
Adjustments in 2002	593	953	4,755	6,301

Balance at December 31, 2002	5	—	10,707	10,712

Payments in 2003	—	—	(622)	(622)
Accruals in 2003	—	—	2,166	2,166
Adjustments in 2003	—	—	—	—

Balance at March 31, 2003	5	—	12,251	12,256

Payments in 2004	—	—	(3,023)	(3,023)
Accruals in 2004	—	—	44	44
Adjustments in 2004	—	—	—	—

Balance at March 31, 2004	5	—	9,272	9,277

Payments in 2005	—	—	(2,897)	(2,897)
Accruals in 2005	—	—	44	44
Adjustments in 2005	(5)	—	617	612

Balance at March 31, 2005	$—	$—	$7,036	$7,036

Office and business consolidation:

	Severance and
	Related Costs	Facilities	Total

Balance at March 31, 2004	$—	$—	$—

Payments in 2005	(2,602)	(1,982)	(4,584)
Accruals in 2005	3,154	7,941	11,095
Adjustments in 2005	(244)	(377)	(621)

Balance at March 31, 2005	$308	$5,582	$5,890

      The $12.9 million remaining accrual at March 31, 2005 is allocated between current and long-term classification on the Company’s consolidated balance sheet, with $4.9 million included as current (less than one year) within accrued liabilities and $8.0 million included as long-term (greater than one year) within other liabilities. At March 31, 2004, $3.2 million and $6.1 million were classified as current and long-term liabilities, respectively.

INDUS INTERNATIONALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Property and Equipment
      Property and equipment is recorded at cost and consists of the following (in thousands):

	March 31,

	2004	2005

	(As restated)
Land and buildings	$19,073	$19,073
Furniture and fixtures	6,917	6,376
Office equipment	43,671	45,096
Leasehold improvements	6,040	7,345
Internal-use software	15,947	16,356

	91,648	94,246
Less accumulated depreciation and amortization	56,966	63,491

	$34,682	$30,755

      Depreciation and amortization expense, as restated, totaled $8.5 million, $2.2 million, $9.1 million and $7.8 million for the year ended December 31, 2002, the three-month period ended March 31, 2003 and the years ended March 31, 2004 and 2005, respectively.

5.	Accrued Liabilities
      Accrued liabilities consist of the following (in thousands):

	March 31,	March 31,
	2004	2005

	(As restated)
Accrued compensation-related expenses	$6,158	$6,872
Accrued taxes	2,341	1,724
Accrued restructuring expenses	3,153	4,915
Accrued legal and accounting expenses	1,768	1,173
Other accruals	4,554	4,529

	$17,974	$19,213

6.	Long-Term Debt
      In September 2003, the Company executed a $11.5 million note secured by certain real property located in Columbia, SC, which has a carrying value of $16.5 million as of March 31, 2005. This note bears interest at an annual rate of 6.5% and is payable in monthly installments of principal and interest (determined on a 15-year amortization schedule) through October 1, 2008, at which time the remaining principal balance of $7.7 million is due and payable. The Company may extend the maturity date at that time for one additional five year term at a variable rate of interest. The proceeds from this note were used to repay the $10.0 million promissory note issued to SCT Financial Corporation in connection with the acquisition of IUS (Note 15). At

INDUS INTERNATIONALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2005, approximately $767,000 of the promissory note is included in current liabilities and $9.5 million is classified as long-term debt. Maturities of long-term debt are as follows (in thousands):

March 31,
2005

2006	$767
2007	767
2008	767
2009	7,996

$10,297

7.	Commitments
      The Company leases its office facilities under various operating lease agreements. The leases require monthly rental payments in varying amounts through 2012. These leases also require the Company to pay property taxes, normal maintenance and insurance on the leased facilities.
      Total rental expense, as restated, under these leases was approximately $6.3 million, $1.5 million, $5.3 million and $3.7 million for the year ended December 31 2002, the three-month period ended March 31, 2003 and the years ended March 31, 2004 and 2005, respectively.
      Future minimum lease payments under all non-cancelable leases are as follows (in thousands):

	Operating	Capital
Years Ending March 31,	Leases	Leases

2006	$7,497	$203
2007	6,815	—
2008	6,772	—
2009	2,962	—
2010	1,876	—
Thereafter	3,907	—

Total minimum payments required	$29,829	$203

Less amounts representing interest		(7)

Present value of minimum lease payments		$196

      At March 31, 2004 and 2005, the Company had capital lease obligations of approximately $47,000 and $196,000, respectively. Equipment leased under capital leases is included in property and equipment. The recorded value of equipment under capital leases was approximately $4.6 million and $5.1 million at March 31, 2004 and 2005, respectively, with accumulated depreciation of $4.3 million and $4.4 million, respectively.
      As of March 31, 2005, the Company has subleased 69,651 square feet related to excess office space in its San Francisco location, 6,147 square feet in its Pittsburgh location and 9,041 square feet in its Dallas location, and has available for sublease 12,835 square feet in San Francisco, 61,643 square feet in Atlanta, and

INDUS INTERNATIONALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
60,000 square feet in Columbia. Future reductions in rent anticipated from existing subleases are shown below (in thousands):

Sublease
Years Ending March 31,	Income

2006	$1,521
2007	1,463
2008	1,476
2009	246
Thereafter	—

Total sublease income under current contracts	$4,706

      The Company has a commitment to purchase development services expertise in the form of labor hours, which are being utilized in its development efforts. The purchase commitment extends through December 22, 2007. During the remainder of the term of the commitment, the Company is required to purchase approximately $1.4 million of labor hours at agreed upon labor rates.

8.	Stockholders’ Equity
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
      In July 1999, the Company’s Board of Directors approved a stock repurchase program for up to 2,000,000 shares of the Company’s outstanding common stock. The Company is authorized to use available cash to buy back its shares in open market transactions from time to time, subject to price and market

INDUS INTERNATIONALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
conditions. As of March 31, 2005, the Company held, as treasury stock, 435,500 shares that had been repurchased at a cost of approximately $2.2 million under the program.
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
      On March 5, 2003, the Company completed a private placement offering to purchasers of approximately 6.8 million shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $1.50 per share, or a total of approximately $10.2 million, and approximately $14.5 million of the Company’s 8% Convertible Notes in order to fund the IUS acquisition. The convertible notes were converted into 9,751,859 shares of common stock on July 29, 2003. Related parties, consisting of the Company’s then Chairman and CEO and certain principal stockholders, purchased 11% and 38% of the common stock and convertible notes, respectively. The Company believes that these transactions were carried out at an arm’s-length basis, given the fact that a majority of the purchasers of these securities were unrelated third parties.
      On February 9, 2004, the Company completed a private placement offering of 5.0 million shares of the Company’s common stock, at a price per share of $3.10, or a total of approximately $15.5 million. Net proceeds from this offering were used to replenish cash used in the acquisition of Wishbone as well as for general working capital purposes.

9.	Stock Plans

Stock Option and Benefit Plans
      The Company has four stock plans under which employees, directors and consultants may be granted rights to purchase common stock and other stock-based awards.

2004 Long Term Incentive Plan
      The 2004 Long Term Incentive Plan (the “2004 LTIP”) provides for the grant of incentive or non-statutory stock options to employees, including officers and directors, and non-statutory options only to non-employee directors and consultants of the Company. The 2004 LTIP also provides for the grant of stock appreciation rights, restricted stock, restricted stock units, deferred stock units, performance awards, dividend equivalent awards and other stock-based awards to employees, officers, directors and consultants. A total of 3,500,000 shares have been reserved for issuance under the 2004 LTIP, although no more than twenty percent of those shares may be granted pursuant to awards other than options or stock appreciation rights. The incentive stock options will be granted at not less than fair market value of the stock on the date of grant. As of March 31, 2005, no grants had been made under the 2004 LTIP.

1997 Stock Plan
      The 1997 Stock Plan provides for the grant of incentive or non-statutory stock options to employees, including officers and directors, and non-statutory options only to non-employee directors and consultants of the Company. A total of 12,500,000 shares have been reserved for issuance under the Stock Plan. The incentive stock options will be granted at not less than fair market value of the stock on the date of grant. The options generally vest over one to four years and have a maximum term of ten years.

INDUS INTERNATIONALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1997 Director’s Option Plan
      Each director who is not an employee of the Company is automatically granted a non-statutory stock option to purchase 50,000 shares of common stock of the Company (the “First Option”) on the date such person becomes a director or, if later, on the effective date of the 1997 Director’s Option Plan. Thereafter, each such person will automatically be granted an option to acquire 25,000 shares of the Company’s common stock (the “Subsequent Option”) upon such outside director’s re-election at each Annual Meeting of Stockholders, provided that on such date such person has served on the Board of Directors for at least six months. A total of 1,700,000 shares have been reserved for issuance under the Director’s Option Plan. Each First Option and Subsequent Option granted under the Director’s Option Plan will become exercisable as to 25% of the shares subject on each anniversary date of the option grant. Each director who serves as chairman of a committee of the Board of Directors also receives a non-statutory stock option to purchase 5,000 shares of the Company’s common stock on the date such person becomes chairman. Thereafter each such person is automatically granted an additional option to acquire 5,000 shares of the Company’s common stock when such person is re-elected as chairman, provided that on such date such person has served as chairman of the committee for at least six months. Each option granted to committee chairman under the Director’s Option Plan will become exercisable as to 100% of the shares on the first anniversary of the grant date.

1998 Indus International, Inc. Company Share Option Plan
      The 1998 Indus International, Inc. Company Share Option Plan (the “UK Stock Plan”) provides for the grant of stock options to employees of Indus International, Ltd. a UK foreign subsidiary of the Company. A total of 500,000 shares of the Company’s common stock have been reserved for issuance under the UK Stock Plan. The stock options will be granted at not less than fair market value of the stock on the date of grant. The options generally vest over one to three years and have a maximum term of three years.

INDUS INTERNATIONALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Combined activity under all of the Company’s stock option plans was as follows:

		Options Outstanding

	Shares		Weighted-
	Available		Average
	for Grant	Shares	Exercise Price

Balances at December 31, 2001	4,148,018	8,592,174	$5.41
Shares authorized	—	—	—
Options granted	(3,630,440)	3,630,440	$2.52
Options forfeited	1,992,952	(1,992,952)	$4.77
Options exercised	—	(290,742)	$3.57
Plan shares expired	(58,445)	—	—

Balances at December 31, 2002	2,452,085	9,938,920	$4.53
Shares authorized	—	—	—
Options granted	(726,081)	726,081	$1.84
Options forfeited	261,989	(261,989)	$4.81
Options exercised	—	(1,463)	$1.24
Plan shares expired	(50,844)	—	—

Balances at March 31, 2003	1,937,149	10,401,549	$4.34
Shares authorized	—	—	—
Options granted	(4,205,357)	4,205,357	$2.63
Options forfeited	3,394,435	(3,394,435)	$5.40
Options exercised	—	(129,918)	$1.17
Plan shares expired	(40,390)	—	—

Balances at March 31, 2004	1,085,837	11,082,553	$3.40
Shares authorized	1,000,000	—	—
Options granted	(1,786,500)	1,786,500	$1.75
Options forfeited	2,782,073	(2,782,073)	$4.18
Options exercised	—	(222,133)	$1.84
Plan shares expired	(80,995)	—	—

Balances at March 31, 2005	3,000,415	9,864,847	$2.92

INDUS INTERNATIONALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information about stock options outstanding as of March 31, 2005:

	Options Outstanding			Options Vested and
				Exercisable
		Weighted-
	Number	Average	Weighted-	Number	Weighted-
	Outstanding	Remaining	Average	Exercisable	Average
	at March 31,	Contractual	Exercise	at March 31,	Exercise
Range of Exercise Prices	2005	Life	Price	2005	Price

$0.4100 - $1.3800	1,855,318	8.18	$1.34	708,818	$1.30
$1.4700 - $1.7400	1,364,500	7.89	$1.63	593,250	$1.62
$1.7500 - $1.9500	965,188	8.13	$1.93	385,938	$1.92
$1.9700 - $2.9900	2,023,954	8.55	$2.45	494,204	$2.58
$3.0500 - $3.9400	1,633,203	6.73	$3.82	1,060,073	$3.81
$4.0400 - $4.7900	884,559	3.59	$4.47	843,475	$4.49
$5.0000 - $6.8750	881,625	6.62	$5.72	797,623	$5.69
$7.6000 - $8.0625	256,500	5.32	$7.96	243,500	$7.97

Totals	9,864,847	7.35	$2.92	5,126,881	$3.55

      The amount of options vested and exercisable for the year ended December 31, 2002, the three-month period ended March 31, 2003 and the year ended March 31, 2004, were 4,580,167, 4,920,064 and 4,080,382, respectively.

Employee Stock Purchase Plans
      The 1997 Employee Stock Purchase Plan reserved 1,000,000 shares of common stock for issuance. The plan allowed for eligible employees to purchase stock at 85% of the lower of the fair market value of the Company’s common stock as of the first day of each six-month offering period or the fair market value of the stock at the end of the offering period. Purchases were limited to 10% of each employee’s compensation and a maximum of 4,000 shares. Under the plan, the Company issued 167,606 shares in the year of 2002, at prices ranging from $1.50 to $3.33 per share. Effective November 1, 2002, the 1997 Employee Stock Purchase Plan was concluded as all the authorized shares under the plan had been distributed. The Company obtained stockholder approval for a new employee stock purchase plan at its 2003 annual meeting of stockholders.
      The 2003 Employee Stock Purchase Plan reserved 2,500,000 shares of common stock for issuance. The plan allows for eligible employees to purchase stock at 85% of the lower of the fair market value of the Company’s common stock as of the first day of each six-month offering period or the fair market value of the stock at the end of the offering period. Purchases are limited to 10% of each employee’s compensation and a maximum of 4,000 shares. Under the plan, the Company issued 72,109 and 252,740 shares in the years ended March 31, 2004 and 2005, respectively, at prices ranging from $1.78 to $2.06 per share.

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
      Pro forma information regarding net income and earnings per share is required by SFAS No. 123, as amended by SFAS No. 148, and described and disclosed in Note 1, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model

INDUS INTERNATIONALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
with the following weighted-average assumptions for the year ended December 31 2002, the three- month period ended March 31, 2003 and the years ended March 31, 2004 and 2005, respectively: risk free interest rate of 4.25%, 2.99%, 3.09% and 3.69%; dividend yields of 0%; volatility of 128%, 107%, 99% and 85%; and a weighted-average expected life of the option of six years.

11.	Employee Benefit and Profit-Sharing Plans
      The Company has a defined contribution 401(K) plan. All employees over the age of 21 who have completed at least ninety days of service are eligible to participate. Each participant may elect to have amounts deducted from his or her compensation and contribute to the plan up to the maximum amount as specified by the Federal law. All employee contributions are fully vested at the time the employee becomes an active participant. The Company’s matching contributions are equal to 50% of pre-tax contributions, up to 3% of eligible pay. This match is distributed to all eligible employees participating in the plan. The matching contribution is paid quarterly. The Company’s matching contributions were approximately $559,000, $157,000, $667,000 and $506,000 for the year ended December 31, 2002, the three-month period ended March 31, 2003 and the years ended March 31, 2004 and 2005, respectively.

12.	Segment Information and Geographic Information
      The Company operates in one reportable segment, service delivery management (“SDM”) and sells software products and services offerings to enable the three principal components of SDM: asset management, customer management and field service management. Neither the acquisition of IUS nor the acquisition of Wishbone Systems, Inc. (“Wishbone”) resulted in a new business segment for the Company.
      Geographic revenue information for the year ended December 31, 2002, the three-month period ended March 31, 2003, and the years ended March 31, 2004 and 2005 is based on customer location, and is shown in thousands. In prior periods, geographic revenue information has been shown by selling location. The Company believes that providing this data by customer location aligns more closely with the way the business is managed. Prior period data have been restated to reflect this revision. Long-lived asset information is based on the physical location of the assets.

		Three Months
	Year Ended	Ended
	December 31,	March 31,	Years Ended March 31,

	2002	2003	2004	2005

Revenue (based on customer location):
North America	$80,495	$18,814	$120,703	$112,879
United Kingdom	28,299	6,696	17,446	13,143
Others	8,371	1,724	8,237	16,147

Total consolidated revenue	$117,165	$27,234	$146,386	$142,169

	December 31,	March 31,	March 31,	March 31,
	2002	2003	2004	2005

	(As restated)	(As restated)	(As restated)
Long-lived assets:
North America	$17,461	$38,332	$33,980	$30,286
Others	1,331	1,076	702	469

Total consolidated long-lived assets	$18,792	$39,408	$34,682	$30,755

INDUS INTERNATIONALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Income Taxes
      The provision for income taxes (credits) consists of the following (in thousands):

		Three Months
	Year Ended	Ended	Years Ended
	December 31,	March 31,	March 31,

	2002	2003	2004	2005

Current:
Federal	$(4,799)	$—	$—	$(249)
State and foreign	855	277	623	361

	(3,944)	277	623	112

Deferred:
Federal	—	—	—	—
State and foreign	—	—	—	—

	—	—	—	—

	$(3,944)	$277	$623	$112

      Pre-tax loss attributable to foreign and domestic operations is summarized below (in thousands):

		Three Months
	Year Ended	Ended	Years Ended
	December 31,	March 31,	March 31,

	2002	2003	2004	2005

	(As restated)	(As restated)	(As restated)
Loss before income taxes United States	$(38,992)	$(10,965)	$(8,691)	$(4,960)
International:
Europe, Middle East & Africa	1,311	1,491	(2,021)	(15)
Asia	(97)	27	(1,157)	(2,306)
Canada	621	132	(656)	473
Australia	(564)	(87)	1,187	855

Total consolidated loss before income taxes	$(37,721)	$(9,402)	$(11,338)	$(5,953)

      The effective rate of the provision for income taxes reconciles to the amount computed by applying the federal statutory rate to income before provision for income taxes as follows:

		Three Months
	Year Ended	Ended	Years Ended
	December 31,	March 31,	March 31,

	2002	2003	2004	2005

Federal statutory rate	35.0%	35.0%	34.0%	34.0%
State taxes, net of federal benefit	—	—	—	3.6
Foreign taxes	1.1	2.7	(5.5)	(1.5)
Reported losses and tax credits not benefited	(31.0)	(44.2)	(26.2)	(43.0)
Other	5.4	3.6	(7.8)	5.0

	10.5%	(2.9)%	(5.5)%	(1.9)%

INDUS INTERNATIONALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred tax assets are as follows (in thousands):

	March 31,

	2004	2005

Accounts receivable allowances	$2,625	$4,805
Depreciation and amortization	(4,017)	(2,597)
Other (prepaid license writedown)	2,630	2,114
Nondeductible accruals	2,879	2,876
Deferred revenue	2,747	959
Net operating loss carryforwards	25,848	26,939
Research and other credit carryforwards	10,442	10,442
Foreign tax credits and losses	4,864	5,562

	48,018	51,100
Valuation allowance	(48,018)	(51,100)

	$—	$—

      The net valuation allowance increased by approximately $6.6 million and $3.1 million for the years ended March 31, 2004 and 2005, respectively. Approximately $2.2 million of the valuation allowance for the deferred tax asset at March 31, 2005 relates to benefits of stock option deductions which, when recognized, will be directly allocated to contributed capital.
      As of March 31, 2005, the Company had federal net operating loss carryforwards of approximately $67.2 million. The Company also had federal research tax credit carryforwards of approximately $9.6 million and state research tax credit carryforwards of approximately $0.8 million. The federal net operating loss and credit carryforwards will expire beginning in the year 2020, if not utilized. The Company has foreign net operating loss carryforwards of approximately $16.1 million. The Company has provided a tax accrual of $3.3 million for potential tax liabilities related primarily to its non-US operations.
      The Company has determined that utilization of the net operating losses and credits is likely to be subject to annual limitations due to a greater than 50% change in the Company’s ownership during the three-year period ending in fiscal year 2005, under the “change in ownership” provisions of Section 382 of the Internal Revenue Code and similar state provisions. These limitations may result in the expiration of net operating losses and credits before utilization. Determination of the annual limitations is a complex process and is presently being calculated by the Company’s tax consultant.

14.	Litigation
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

INDUS INTERNATIONALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the Company’s results of operations in the period in which such settlement or judgment is paid or payment becomes probable.
      The Company does not believe that, individually or in aggregate, the legal matters to which it is currently a party are likely to have a material adverse effect on its results of operations or financial condition.

15.	Acquisitions

IUS:
      On March 5, 2003, the Company completed its acquisition of IUS, a provider of customer relationship management software products for energy and utility companies principally in North America. The aggregate purchase price of $35.8 million was financed with a cash payment of $24.5 million, a $10.0 million 6% promissory note to SCT Financial Corporation secured by IUS real property, and payment of other direct acquisition expenses totaling $1.4 million, comprised of $0.8 million in debt issuance costs and $0.6 million in equity issuance costs. The acquisition has been accounted for under the purchase method of accounting and the results of operations are included in the Company’s operations beginning March 6, 2003.
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

      The goodwill will not be amortized, but is reviewed for impairment on an annual basis. For purposes of impairment testing, the Company has identified a single reporting unit. The Company expects that the goodwill recorded in this acquisition will be deductible for tax purposes.

INDUS INTERNATIONALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Unaudited pro forma consolidated operating results for the twelve-month period ended December 31, 2002 and three-month period ended March 31, 2003, assuming that the acquisition had occurred at January 1, 2002, are as follows, respectively (in thousands, except per share date):

	Twelve Months	Three Months
	Ended	Ended
	December 31,	March 31,
	2002	2003

Revenues	$186,796	$35,656
Pro forma net loss(1)	(31,978)	(10,880)
Pro forma net loss per share(1)	(0.76)	(0.26)

(1)	As restated, see Note 2
      Prior to the acquisition date, the Company began formulating a plan to restructure pre-acquisition IUS through staffing reductions. In connection with this plan, the Company recorded a liability of $675,000 representing anticipated severance costs for approximately 50 employees of IUS in various job functions. These costs are accounted for in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with Purchase Business Combinations.” The costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire IUS. As of March 31, 2005, no liability remains as $508,000 in cash payments have been made in connection with these terminations and the remaining accrual balance of $167,000 was reversed and applied as an adjustment to goodwill.

Wishbone:
      On January 21, 2004, the Company acquired Wishbone for an aggregate purchase price of $8.6 million, including a cash payment of $6.7 million, the assumption of $1.0 million of Wishbone debt, payment of direct acquisition expenses of $0.5 million and conversion of Wishbone employee stock options of $0.4 million. The Company financed the acquisition purchase price and acquisition expenses and concurrently repaid the debt with cash from currently available funds. $1.0 million of the purchase price was directed to an escrow account which, subject to any claims asserted by the Company, was released to the seller on November 30, 2004. Wishbone is a provider of field service management and optimization software.

INDUS INTERNATIONALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

      The goodwill will not be amortized, but is reviewed for impairment on an annual basis. The Company had determined that the goodwill recorded in this transaction will not be deductible for tax purposes. Goodwill was subsequently increased by $486,000 based on additional costs to relocate certain Wishbone employees to Atlanta, GA and for other expenses, including a working capital adjustment calculation.
      The Company has not disclosed pro forma consolidated operating results related to this acquisition as they are considered immaterial in consolidation.

INDUS INTERNATIONALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Quarterly Results of Operations
      The following table represents certain unaudited statement of operations data for our eight most recent quarters ended March 31, 2005. In management’s opinion, this unaudited information has been prepared on the same basis as the audited annual financial statements and includes all adjustments necessary for a fair representation of the unaudited information for the quarters presented. Quarterly results reflect the restatements of our consolidated financial statements resulting from the review of our lease-related accounting as further detailed on Note 2 to the Consolidated Financial Statements entitled “Restatement of Financial Statements for Accounting for Leases and Leasehold Improvements.” This information should be read in conjunction with our consolidated financial statements, including the notes thereto, included elsewhere in this annual report. The results of operations for any quarter are not necessary indicative of results that may be expected for any future period.

	Three Months Ended

	June 30, 2003		September 30, 2003		December 31, 2003		March 31, 2004

	As		As		As		As
	Previously	As	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated
	(In thousands, except per share data)
Total revenues	$38,225	$38,225	$34,005	$34,005	$34,357	$34,357	$39,799	$39,799
Cost of revenues	18,091	18,082	15,486	15,479	16,012	16,004	18,050	18,041

Gross margin	20,134	20,143	18,519	18,526	18,345	18,353	21,749	21,758
Operating expenses	24,353	24,341	22,679	22,668	21,416	21,407	21,115	21,104
Restructuring expenses	12	12	11	11	11	11	10	10
Net income (loss)	$(4,924)	$(4,903)	$(4,563)	$(4,544)	$(3,202)	$(3,184)	$651	$670

Net income (loss) per share:
Basic(1)	$(0.12)	$(0.12)	$(0.09)	$(0.09)	$(0.06)	$(0.06)	$0.01	$0.01
Diluted(1)	$(0.12)	$(0.12)	$(0.09)	$(0.09)	$(0.06)	$(0.06)	$0.01	$0.01

	Three Months Ended

	June 30, 2004		September 30, 2004		December 31, 2004

	As		As		As		March 31,
	Previously	As	Previously	As	Previously	As	2005
	Reported	Restated	Reported	Restated	Reported	Restated
	(In thousands, except per share data)
Total revenues	$38,552	$38,552	$32,566	$32,566	$33,671	$33,671	$37,380
Cost of revenues	17,658	17,631	14,419	14,395	13,945	13,922	13,759

Gross margin	20,894	20,921	18,147	18,171	19,726	19,749	23,621
Operating expenses	20,345	20,308	18,083	18,051	18,411	18,379	20,962
Restructuring expenses	10,458	9,601	1,937	1,937	(991)	(991)	(117)
Net income (loss)	$(9,929)	$(9,008)	$(2,187)	$(2,131)	$2,506	$2,562	$2,512

Net income (loss) per share:
Basic(1)	$(0.17)	$(0.16)	$(0.04)	$(0.04)	$0.04	$0.04	$0.04
Diluted(1)	$(0.17)	$(0.16)	$(0.04)	$(0.04)	$0.04	$0.04	$0.04

(1)	Because of the method used in calculating per share data, the quarterly net income (loss) per share amounts may not necessarily sum to the net loss per share computed for the year.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
      Attached as exhibits to this Annual Report on Form 10-K are certifications of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended. This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications. Management’s assessment of internal control over financial reporting is set forth below in this section. The report of Ernst & Young LLP, independent registered public accounting firm, regarding its audit of the Company’s internal control over financial reporting and of management’s assessment of internal control over financial reporting is also set forth below. This section should be read in conjunction with the certifications and the Ernst & Young report for a more complete understanding of the topics presented.
Evaluation of Disclosure Controls and Procedures.
      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of the CEO and CFO of the Company, has performed an evaluation of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2005. Based on that evaluation and the matters discussed below, the CEO and CFO of the Company concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2005, as a result of the material weakness described below in “Management’s Annual Report on Internal Control Over Financial Reporting.”
Management’s Annual Report on Internal Control Over Financial Reporting.
      Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Under section 404 of the Sarbanes-Oxley Act of 2002, management is required to assess the effectiveness of the Company’s internal control over financial reporting as of the end of its most recent fiscal year and report, based on that assessment, whether the Company’s internal control over financial reporting is effective. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate
      Management has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2005. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework. The COSO framework includes five interrelated components of internal control: control environment, risk assessment, control activities, information and communication and monitoring of each of the above criteria.
      In performing this assessment, management reviewed the Company’s accounting practices for leases and leasehold improvements as a result of views expressed by the Office of the Chief Accountant of the SEC in a February 7, 2005 letter to the American Institute of Certified Public Accountants regarding certain lease accounting issues and their applicability under generally accepted accounting principles. As a result of this review, management concluded that the Company’s controls over the selection and application of its accounting policies related to leasehold improvements, tenant allowances and operating leases with scheduled escalating rental payments were ineffective to ensure such transactions were recorded in accordance with U.S. generally accepted accounting principles. The leases to which these accounting policies applied were entered into in 2000.
      As a result of these ineffective controls, on May 10, 2005, we determined to restate certain of our previously issued financial statements to reflect the correction in the Company’s accounting practices for leases and leasehold improvements, including corrections affecting the property and equipment, deferred rent liability, rent expense, depreciation expense and restructuring expense accounts. See Item 8, Note 2 to the Consolidated Financial Statements entitled “Restatement of Financial Statements for Accounting for Leases and Leasehold Improvements” for further discussion of the impact of restatement. The restatement includes corrections to rent expense to record such expense equally over the terms of the leases. The corrections have the effect of increasing rent expense in the early years of a lease agreement containing rent escalations. The restatement also includes an increase in the useful lives of certain leasehold improvements to correspond with the lease terms of the property. The increase in useful lives has the effect of decreasing periodic depreciation expense.
      A material weakness in internal control over financial reporting is a significant deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. PCAOB Auditing Standard No. 2 identifies a number of circumstances that, because of their likely significant negative effect on internal control over financial reporting, are to be regarded as at least significant deficiencies as well as strong indicators that a material weakness exists, including the restatement of previously issued financial statements to reflect the correction of a misstatement. Management evaluated the impact of the restatement of the Company’s previously issued financial statements on the Company’s assessment of the effectiveness of its internal control over financial reporting and concluded that the ineffective controls over the selection and application of its accounting policies related to leasehold improvements, tenant allowances and operating leases with scheduled escalating rental payments resulted in the above-described errors in accounting for leases and leasehold improvements represented a material weakness. Solely as a result of the material weakness related to the accounting for leasehold improvements, tenant allowances and operating leases with escalating rental payments, management has concluded that, as of March 31, 2005, the Company’s internal control over financial reporting was not effective based on the criteria set forth by the COSO of the Treadway Commission in Internal Control — Integrated Framework.

      The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued a report on management’s assessment of the Company’s internal control over financial reporting. This report appears below.
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
The Board of Directors and Stockholders
Indus International, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Indus International, Inc. did not maintain effective internal control over financial reporting as of March 31, 2005, because of the effect of the material weakness identified in management’s assessment related to ineffective controls over the selection and application of its accounting policies related to leasehold improvements, tenant allowances and operating leases with scheduled escalating rental payments, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Indus International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. As of March 31, 2005, management has identified as a material weakness that the Company’s insufficient controls over the selection and application of its accounting policies related to leasehold improvements, tenant allowances and operating leases with scheduled escalating rental payments. As a result of this material weakness, management failed to identify misstatements in property and equipment, deferred rent liability, rent expense and depreciation expense, which resulted in restatements of the Company’s annual consolidated financial statements as of March 31, 2004 and for the year ended December 31, 2002, for the three months ended March 31, 2003, for the year ended March 31, 2004 and the interim consolidated financial statements for each of the quarterly periods in the years ended March 31, 2004 and 2005. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 financial statements, and this report does not affect our report dated June 10, 2005 on those financial statements.
      In our opinion, management’s assessment that Indus International, Inc. did not maintain effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Indus International, Inc. has not maintained effective internal control over financial reporting as of March 31, 2005, based on the COSO control criteria.

/s/ Ernst & Young LLP
Atlanta, Georgia
June 10, 2005

Remediation of Material Weakness in Internal Control.
      To remediate the material weakness in the Company’s internal control over financial reporting, the Company has conducted and completed a review of its accounting practices for leases and leasehold improvements and corrected its method of accounting. Additionally the Company has implemented an improved contract review process, including internal controls that will help identify similar issues in the future and help ensure proper accounting treatment.
Changes in Internal Control Over Financial Reporting.
      Management, with the participation of the CEO and CFO of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, management, the CEO and the CFO of the Company have concluded that there were no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, subsequent to March 31, 2005, the Company has made the changes described under “Remediation of Material Weakness in Internal Control.”
Inherent Limitations on Effectiveness of Controls.
      The Company’s management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B.	Other Information
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
      The Company’s Independent Registered Public Accounting Firm, Ernst & Young LLP (“Ernst & Young”), has informed the Company that certain non-audit work it has performed in Japan and Kuwait has raised questions regarding Ernst & Young’s independence with respect to its performance of audit services. During calendar years 2001-2004, Ernst & Young’s affiliates’ offices in Japan and Kuwait performed tax payment services as part of the overall tax return preparation services for Indus and several expatriate Indus employees. The payment of those taxes involved the handling of Company funds, and these payment services were discontinued after 2004. The fees paid by the Company to affiliates of Ernst & Young for tax services which included the tax payment services were approximately $3,000 in 2001, $17,000 in 2002, $13,000 in 2003 and $12,000 in 2004.
      Based upon Ernst & Young’s disclosure, the Company evaluated Ernst & Young’s non-audit services provided to the Company during the relevant time periods and did not identify any additional non-audit services that may compromise Ernst & Young’s independence for purposes herein. The Company and Ernst & Young continue to evaluate and review processes relevant to the maintenance of Ernst & Young’s independence.
      In January and June 2005, Ernst & Young issued its Independence Standards Board Standard No. 1 independence letters to the Audit Committee of our Board of Directors and therein reported that it is independent under applicable standards in connection with its audit opinion for the financial statements contained in this report. The Company and its Audit Committee have considered these independence letters and the impact the providing of the tax payment services may have had on Ernst & Young’s independence with respect to the Company and concluded there has been no impairment of Ernst & Young’s independence.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a)(1) Financial Statements
      The Financial Statements required by this item, together with the report of independent auditors, are filed as part of this Annual Report on Form 10-K. See Index to Consolidated Financial Statements under Item 8.
         (2) Financial Statement Schedules
      Schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.
      (b) Exhibits
      The following exhibits are filed herewith or incorporated by reference.

Exhibit
Number		Description

2.1		Purchase Agreement, dated as of February 12, 2003, by and among the Registrant, SCT Utility Systems, Inc., SCT, SCT Financial Corporation, SCT Property, Inc., SCT International Limited, SCT Technologies (Canada) Inc., SCT Software & Resource Management Corporation and Systems & Computer Technology International B.V. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 14, 2003)
2.2		Amendment No. 1 to Purchase Agreement, dated as of March 5, 2003, by and among the Registrant, SCT Utility Systems, Inc., SCT, SCT Financial Corporation, SCT Property, Inc., SCT International Limited, SCT Technologies (Canada) Inc., SCT Software & Resource Management Corporation and Systems & Computer Technology International B.V. (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on March 6, 2003)
3.1		Registrant’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on January 26, 2005)
3.2		Registrant’s Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K/ A filed on June 30, 2003)
4.1		Registration Rights Agreement for Shares, dated as of February 12, 2003, by and among the Registrant and each of the Purchasers of the Shares, as listed on the Schedule of Purchasers accompanying the Purchase Agreement (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on February 14, 2003)
4.2		Registration Rights Agreement for Conversion Shares, dated as of February 12, 2003, by and among the Registrant and each of the Purchasers of the Notes, as listed on the Schedule of Purchasers accompanying the Purchase Agreement (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on February 14, 2003)
4.3		Registration Rights Agreement dated as of February 6, 2004 by and among the Registrant and each of the Purchasers of the Shares, as listed on the Schedule of Purchasers accompanying the Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on February 10, 2004)
4.4		Securities Purchase Agreement, dated as of August 19, 2004, by and among Warburg, Pincus Investors, L.P., Warburg, Pincus Investors Liquidating Trust, Registrant and each of the Purchasers listed on the schedule attached as Schedule A to the Securities Purchase Agreement. (incorporated by reference to Exhibit 10 to the Form 8-K filed on August 20, 2004)
4.5		Stockholder Protection Rights Agreement, dated January 25, 2005, between Registrant and Mellon Investors Services LLC, as Rights Agent (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on January 26, 2005)
10	.1*	Indus International, Inc. 1997 Stock Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 (No. 333-33113) filed on August 7, 1997)
10	.2*	Amendment No. 1 to the Indus International, Inc. 1997 Stock Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed with the Commission on July 5, 2001)

Exhibit
Number		Description

10	.3*	Amendment No. 2 to the Indus International, Inc. 1997 Stock Plan (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 filed with the Commission on July 5, 2001)
10	.4*	Amendment No. 3 to the Indus International, Inc. 1997 Stock Plan (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 filed with the Commission on July 5, 2001)
10	.5*	Indus International, Inc. Amended and Restated 1997 Director Option Plan (incorporated by reference to Exhibit 99.2 to the Form 8-K filed with the Commission on October 29, 2004)
10	.6*	Indus International, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Form 8-K filed with the Commission on October 29, 2004)
10	.7*	Form of Award Certificate for Stock Option under the Indus International, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004)
10	.8*	Form of Award Certificate for Restricted Stock under the Indus International, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004)
10	.9*	Rules of the Indus International, Inc. Company Share Option Plan (the “UK Option Plan) (incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001)
10	.10*	2003 Employee Stock Purchase Plan (incorporated by reference to Appendix A of the Registrant’s Proxy Statement filed on July 1, 2003)
10	.11*	Form of Indus International, Inc. Fiscal 2006 Incentive Compensation Plan (incorporated by reference to Exhibit 99.1 of Form 8-K filed on May 10, 2005)
10.12		Amended and Restated Lease Agreement for the Registrant’s Atlanta, Georgia corporate headquarters by and between Cousins Properties Incorporated and the Registrant dated August 1, 2000 (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000)
10.13		Office Lease Agreement for the Registrant’s San Francisco, California regional office by and between EOP — 60 Spear, L.L.C. and the Registrant dated March 3, 2000, as amended (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000)
10	.14*	Employment Agreement dated September 16, 2002 by and between the Registrant and Gregory J. Dukat (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002)
10	.15*	Change of Control Severance Agreement dated September 16, 2002 by and between the Registrant and Gregory J. Dukat (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002)
10	.16*	Employment Agreement dated as of May 6, 2004 by and between the Registrant and Thomas W. Williams (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004)
10	.17*	Employment Agreement dated as of February 19, 2003 by and between the Registrant and John D. Gregg (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004)
10	.18*	Employment Agreement dated as of January 28, 2005 by and between the Registrant and Joseph T. Trino (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004)
10	.19*	Separation and Release Agreement dated September 30, 2004 by and between the Registrant and Thomas R. Madison, Jr. (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on October 6, 2004)
10.20		Purchase Agreement, dated as of February 12, 2003, by and among the Registrant and each of the Purchasers listed on the Schedule of Purchasers accompanying the Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on February 14, 2003)

Exhibit
Number	Description

10.21	Purchase Agreement, dated as of February 6, 2004, by and among the Registrant and each of the Purchasers listed on the Schedule of Purchasers accompanying the Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 10, 2004)
10.22	Promissory Note dated September 4, 2003 by Indus Utility Systems, Inc. to New Small Research, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2003)
10.23	Loan Agreement dated September 4, 2003 by and between Indus Utility Systems, Inc. and New Small Research, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2003)
10.24	Recourse Carve-Out Guaranty dated September 4, 2003 by and between the Registrant and New Small Research, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2003)
21.1	Subsidiaries of Registrant
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney, included on the signature page of this report
31.1	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Statement of the Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Statement of the Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Designates management contract or compensatory plan or arrangement
      PLEASE NOTE: It is inappropriate for investors to assume the accuracy of any covenants, representations or warranties that may be contained in agreements or other documents filed as exhibits to this Annual Report on Form 10-K. Any such covenants, representations or warranties: may have been qualified or superseded by disclosures contained in separate schedules not filed with this Annual Report on Form 10-K, may reflect the parties’ negotiated risk allocation in the particular transaction, may be qualified by materiality standards that differ from those applicable for securities law purposes, and may not be true as of the date of this Annual Report on Form 10-K or any other date.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Indus International, Inc.

By:	/s/ Gregory J. Dukat

Gregory J. Dukat
President and Chief Executive Officer
Date: June 10, 2005
      KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Gregory J. Dukat and Thomas W. Williams, jointly and severally, his/her attorneys-in-fact, each with the power of substitution, for him/her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his/her substitute or substitutes may do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ Gregory J. Dukat Gregory J. Dukat	President and Chief Executive Officer (Principal Executive Officer), Director	June 10, 2005

/s/ Thomas W. Williams Thomas W. Williams	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 10, 2005

/s/ Allen R. Freedman Allen R. Freedman	Chairman of the Board, Director	June 10, 2005

/s/ Richard C. Cook Richard C. Cook	Director	June 10, 2005

/s/ Eric Haskell Eric Haskell	Director	June 10, 2005

/s/ Thomas R. Madison, Jr. Thomas R. Madison, Jr.	Director	June 10, 2005

/s/ Douglas S. Massingill Douglas S. Massingill	Director	June 10, 2005

/s/ Frederick J. Schwab Frederick J. Schwab	Director	June 10, 2005