Form 10-Q
period 2005-06-30
INDUS INTERNATIONAL INC
filed 2005-08-08
CIK 1041333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
As of August 4, 2005, the Registrant had outstanding 57,005,970 shares of Common Stock, $.001 par value.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INDUS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2005	March 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,421	$27,779
Restricted cash	81	194
Billed accounts receivable, net of allowance for doubtful accounts of $576 at June 30, 2005 and $562 at March 31, 2005	11,695	17,225
Unbilled accounts receivable	6,107	12,240
Other current assets	3,700	3,672

Total current assets	51,004	61,110
Property and equipment, net	29,649	30,755
Capitalized software, net	4,701	5,014
Goodwill	7,442	7,442
Acquired intangible assets, net	10,167	10,536
Restricted cash, non-current	5,823	5,821
Other assets	520	427

Total assets	$109,306	$121,105

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$767	$767
Accounts payable	2,846	4,208
Accrued liabilities	14,525	19,213
Deferred revenue	27,071	33,239

Total current liabilities	45,209	57,427
Income tax payable	3,096	3,137
Note payable, net of current portion	9,338	9,530
Other liabilities	9,720	10,598
Stockholders’ equity:
Common stock	58	58
Additional paid-in capital	165,924	165,280
Treasury stock	(4,681)	(4,681)
Deferred compensation	(309)	—
Accumulated deficit	(119,709)	(121,322)
Accumulated other comprehensive income	660	1,078

Total stockholders’ equity	41,943	40,413

Total liabilities and stockholders’ equity	$109,306	$121,105

See accompanying notes.

INDUS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	June 30,
	2005	2004
		(As restated -
		see Note 1)
Revenue:
Software licence fees	$6,603	$9,433
Services:
Support, outsourcing and hosting	14,285	14,794
Consulting, training and other	12,733	14,325

Total services	27,018	29,119

Total revenue	33,621	38,552

Cost of revenue:
Software licence fees	680	2,069
Services:
Support, outsourcing and hosting	3,452	4,994
Consulting, training and other	9,291	10,568

Total services	12,743	15,562

Total cost of revenue	13,423	17,631

Gross margin	20,198	20,921

Operating expenses:
Research and development	7,836	8,703
Sales and marketing	6,942	8,018
General and administrative	3,804	3,587
Restructuring expenses	43	9,601

Total operating expenses	18,625	29,909

Income (loss) from operations	1,573	(8,988)
Interest and other income	56	83

Income (loss) before income taxes	1,629	(8,905)
Provision for income taxes	16	103

Net income (loss)	$1,613	$(9,008)

Net income (loss) per share:
Basic	$0.03	$(0.16)

Diluted	$0.03	$(0.16)

Shares used in computing per share data:
Basic	57,624	57,063
Diluted	58,816	57,063
See accompanying notes.

INDUS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2005	2004
		(As restated -
		see Note 1)
Cash flows from operating activities:
Net income (loss)	$1,613	$(9,008)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,367	4,380
Changes in operating assets and liabilities:
Billed accounts receivable	5,279	3,341
Unbilled accounts receivable	6,053	(969)
Other current assets	(320)	(1,737)
Other accrued liabilities	(5,348)	6,927
Deferred revenue	(6,035)	(6,815)
Other operating assets and liabilities	(1,246)	(1,092)

Net cash provided by (used in) operating activities	2,363	(4,973)

Cash flows from investing activities:
Increase (decrease) in restricted cash	103	(1,198)
Acquisition of business	—	(443)
Capitalized software	—	(3)
Acquisition of property and equipment	(538)	(668)

Net cash used in investing activities	(435)	(2,312)

Cash flows from financing activities:
Payments of note payable and capital leases	(307)	(200)
Proceeds from issuance of common stock	335	226

Net cash provided by financing activities	28	26

Effect of exchange rate differences on cash	(314)	(262)

Net increase (decrease) in cash and cash equivalents	1,642	(7,521)
Cash and cash equivalents at beginning of period	27,779	31,081

Cash and cash equivalents at end of period	$29,421	$23,560

See accompanying notes.

INDUS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial information has been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission’s (“SEC”) rules and regulations. In the opinion of management, these condensed consolidated financial statements contain all normal adjustments considered necessary for a fair presentation of the financial position at June 30, 2005, the results of operations for the three-month periods ended June 30, 2005 and 2004 and changes in cash flows for the three-month periods ended June 30, 2005 and 2004. The condensed consolidated balance sheet at March 31, 2005 has been derived from the audited consolidated financial statements at that date.
These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended March 31, 2005 that are included in the Company’s 2005 Annual Report on Form 10-K as filed with the SEC. The consolidated results of operations for the three months ended June 30, 2005 are not necessarily indicative of the results to be expected for any subsequent quarter or period, or for the entire fiscal year ending March 31, 2006.
In connection with the preparation of its financial statements for the fiscal year ended March 31, 2005, the Company conducted a review of its accounting for leases and leasehold improvements and identified errors in prior reported periods related to its (1) accounting for scheduled rent escalations, (2) accounting for lease incentives (in the form of tenant improvement reimbursements) and (3) amortization of leasehold improvements. Items (1) and (2), which account for the majority of the errors, relate to operating leases for office facilities entered into by the Company in 2000. As a result, the Company restated previously issued financial statements for the fiscal years ended December 31, 2000 through March 31, 2004, including the three-month transition period ended March 31, 2003, as well as the interim periods during fiscal 2005, to correct the Company’s historical accounting practices for leases and leasehold improvements. All interim periods during such time are affected by the restatements. Accordingly, the Company’s financial statements for the three months ended June 30, 2004 have been restated to correct for the errors in leases and leasehold improvements and are included in the accompanying condensed consolidated financial statements. For the three months ended June 30, 2004, these corrections in the aggregate reduced the Company’s previously reported net loss by $0.9 million, or $0.01 per share.
2. Restructuring Expenses
The Company recorded restructuring costs of $43,000 and $9.6 million for the three months ended June 30, 2005 and 2004, respectively.
In the three months ended June 30, 2004, the Company recorded $9.6 million for additional restructuring charges related to office and business consolidations and employee severance, and for revisions to accounting estimates from prior business restructurings. Further consolidation of office space in San Francisco, CA and Atlanta, GA resulted in $6.9 million of the restructuring charges for the three months ended June 30, 2004. This consolidation included vacating three floors in Atlanta and one additional floor in San Francisco. The elimination of approximately 70 positions, including the transfer of certain functions to the Company-owned office buildings in Columbia, SC and the outsourcing of some development functions to India, resulted in $1.3 million of the restructuring charges. The remaining $1.4 million of the restructuring charges resulted from revisions to the Company’s assumptions for expected sublease income from two unoccupied floors in San Francisco. At June 30, 2005, a total of $5.3 million remains in the current and long-term restructuring accruals for these initiatives and relates to employee severance and excess lease costs associated with subleasing the Company’s vacated office space in Atlanta and San Francisco. These restructuring charges have been recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No. 112, “Employer’s Accounting for Postemployment Benefits.”
Between January 1, 2000 and March 31, 2004, the Company recorded restructuring charges totaling $22.7 million relating to two restructuring initiatives: (1) the relocation of the Company’s headquarters from San Francisco to Atlanta and (2) the suspension of the United Kingdom Ministry of Defense (“MoD”) project. At June 30, 2005, $6.3 million remains in the restructuring accrual for these initiatives, all of which is related to excess lease costs associated with subleasing the Company’s vacated office space in San Francisco, Dallas, TX and Pittsburgh, PA.
Should rental conditions in the Company’s Atlanta location deteriorate to the point where the remaining redundant office space is not leased, the Company could incur additional charges totaling approximately $6.6 million over the remaining period of fiscal years 2006 through 2012. Should rental conditions improve, it is possible that higher than anticipated sublease income will be generated. Any required increase or decrease in this accrual will be reflected in the period in which the evaluation indicates that a change is necessary.
The restructuring accruals remaining as of June 30, 2005 are included in the Condensed Consolidated Financial Statements in “Accrued liabilities” for amounts due within one year and “Other liabilities” for amounts due after one year.
Below is an analysis of the outstanding restructuring accruals (in thousands):
Company headquarters relocation and MoD project suspension:

Facilities
Balance at March 31, 2005	$7,036

Payments in Q1 2006	(696)
Accruals in Q1 2006	9
Adjustments in Q1 2006	—

Balance at June 30, 2005	$6,349

Office and business consolidation:

	Severance and
	Related Costs	Facilities	Total
Balance at March 31, 2005	$308	$5,582	$5,890

Payments in Q1 2006	(158)	(492)	(650)
Accruals in Q1 2006	—	34	34
Adjustments in Q1 2006	—	—	—

Balance at June 30, 2005	$150	$5,124	$5,274

3. Earnings (Loss) per Share
Basic earnings (loss) per share is computed using net income (loss) and the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per share is computed using net income (loss) and the weighted average number of outstanding common shares and dilutive common stock equivalents (“common stock equivalents”) during each period.
As of June 30, 2005 and 2004, stock options to purchase an aggregate of 11.0 million and 11.1 million shares, respectively, were outstanding.
The calculations of the weighted average number of shares outstanding for the three months ended June 30, 2005 and 2004 are as follows (in thousands):

	Three Months Ended		Three Months Ended
	June 30, 2005		June 30, 2004
	Basic	Diluted	Basic	Diluted
	(in thousands)		(in thousands)
Weighted average shares outstanding	57,624	57,624	57,063	57,063
Effect of common stock equivalents	—	1,192	—	—

	57,624	58,816	57,063	57,063

4. Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss) and foreign currency translation adjustments that are excluded from net income (loss) and reflected in stockholders’ equity.
The following table sets forth the calculation of comprehensive income (loss) for the three months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended
	June 30,
	2005	2004
		(As restated -
		see Note 1)
Net income (loss)	$1,613	$(9,008)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment, net of taxes	(418)	(194)

Comprehensive income (loss)	$1,195	$(9,202)

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
The Company presently has two forms of compensatory stock-based compensation: restricted stock grants and performance-based stock options. Compensation expense for the restricted stock grants is equal to the market value at the date of grant and is charged to earnings on a straight-line basis over the three-year period of restriction. Compensation expense for the performance-based options is recorded as the excess of the quoted market price of the Company’s stock over the option price at the end of each reporting period. At each reporting period end, an assessment is made regarding the probability of meeting the performance criteria, which in turn will determine the compensation expense for the period.
For purposes of pro forma disclosures, as required by SFAS No. 123, which also requires that the pro forma information be determined as if the Company had accounted for its employee stock option grants under the fair value method required by SFAS No. 123, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma net income (loss) including pro forma compensation expense, net of tax for the three months ended June 30, 2005 and 2004 is as follows (in thousands, except per share amounts):

	Three Months Ended
	June 30,
	2005	2004
		(As restated -
		see Note 1)
Net income (loss) as reported	$1,613	$(9,008)

Add: Total stock-based compensation expense determined under the intrinsic value method	—	27

Deduct: Total stock-based compensation expense determined under fair-value based method for all awards	(868)	(975)

Pro forma net income (loss	$745	$(9,956)

Earnings (loss) per share:
Basic:
As reported	$0.03	$(0.16)

Pro forma	$0.01	$(0.17)

Diluted:
As reported	$0.03	$(0.16)

Pro forma	$0.01	$(0.17)

Shares used in computing per share data:
Basic	57,624	57,063

Diluted	58,457	57,063

6. Recent Accounting Pronouncements
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
7. Income Taxes
The provision for income taxes for the three months ended June 30, 2004 is attributable to the withholding of income taxes on revenues generated from foreign countries. At June 30, 2005, the Company had net operating losses totaling approximately $67.0 million, inclusive of results for the three months ended June 30, 2005, to carry forward which, subject to certain limitations as discussed below, may be used to offset future income for U.S. federal income tax purposes through 2026.
The Company has determined, upon the advice and initial diligence of its tax experts, that utilization of these net operating losses is in all likelihood subject to annual limitations due to a greater than 50 percent change in the Company’s ownership during a three-year period that ended in fiscal year 2005, under the “change in ownership” provisions of Section 382 of the Internal Revenue Code and similar state provisions. These annual limitations would reduce the amount of tax benefits available to offset taxable income in future years. These limitations may also result in the expiration of a portion of the available net operating losses before utilization. Determination of the annual limitations is a complex process and is presently being calculated by tax experts engaged by the Company.
8. Restricted Cash
At June 30, 2005, the Company maintained cash deposits of approximately $5.9 million in support of standby letters of credit, collateral for a mortgage and a bank guarantee. These deposits are classified as restricted cash, of which $81,000 is included in current assets and the balance of $5.8 million in non-current assets. The letters of credit require the Company to maintain corresponding compensating balances up to the amounts of the letters of credit. A total of $4.6 million in restricted cash should be released in increments of $2.3 million each in both July 2006 and May 2008, relative to the expiration of letters of credit supporting a performance bond and the Company’s leased facilities in San Francisco, CA, respectively. At both dates there was a $0.6 million certificate of deposit, used as collateral for the Company’s $10.1 million mortgage note payable on its Columbia, SC property, which will be released in April 2008.
9. Segment Information and Geographic Data
The Company operates in one reportable segment, service delivery management (“SDM”) and sells software and services offerings to enable the three principal components of SDM: asset management, customer management and field service management. Neither the acquisition of Indus Utility Systems, Inc. (“IUS”) nor the acquisition of Wishbone Systems, Inc. (“Wishbone”) resulted in a new business segment for the Company. The Company manages its business by geographic areas.
Geographic revenue information for the three-month periods ended June 30, 2005 and 2004 is based on customer location, and is shown in thousands. In prior periods, geographic revenue information has been shown by selling location. The Company believes that providing this data by customer location aligns more closely with the way the business is managed. Prior period data have been restated to reflect this revision. Long-lived asset information is based on the physical location of the assets.

	Three Months Ended
	June 30,
	2005	2004
Revenue (based on customer location):
North America	$27,418	$26,070
Europe, Middle East and Africa	4,404	4,815
Asia Pacific, including Japan	1,799	7,667

Total consolidated revenue	$33,621	$38,552

	June 30,	March 31,
	2005	2005
Long-lived assets:
North America	$29,056	$30,286
Others	593	469

Total consolidated long-lived assets	$29,649	$30,755

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
License and hosting agreements with customers generally contain infringement indemnity provisions. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with patent, copyright, trademark or trade secret infringement claims made by third parties with respect to the customer’s authorized use of our products and services. The indemnity provisions generally provide for the Company to control defense and settlement and cover costs and damages finally awarded against the customer. The indemnity provisions also generally provide that if the Company’s products infringe, or in the Company’s opinion it is likely that they will be found to infringe, on the rights of a third-party, the Company will, at its option and expense, procure the right to use the infringing product, modify the product so it is no longer infringing, or return the product for a partial refund that reflects the reasonable value of prior use. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations. The Company accounts for these indemnity obligations in accordance with SFAS No. 5, “Accounting for Contingencies,” and records a liability for these obligations when a loss is probable and reasonably estimable. The Company has not recorded any liabilities for these arrangements as of June 30, 2005.

Services agreements with customers may also contain indemnity provisions for death, personal injury or property damage caused by the Company’s personnel or contractors in the course of performing services to customers. Under these agreements, the Company generally agrees to indemnify, defend and hold harmless the customer in connection with death, personal injury and property damage claims made by third parties with respect to actions of the Company’s personnel or contractors. These indemnity provisions generally provide for the Company’s control of defense and settlement and cover costs and damages finally awarded against the customer. The indemnity obligations contained in services agreements generally have no specified expiration date and no specified monetary limitation on the amount of award covered. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations and estimates the fair value of these potential obligations to be nominal. Accordingly, no liabilities have been recorded for these agreements as of June 30, 2005.
Some services agreements require the Company to maintain performance bonds as security for the performance of the Company’s obligations under those agreements. Some of the performance bonds require cash to be restricted as collateral. The obligations to maintain these bonds typically expire either at a date specified in the applicable contract or upon the performance of the Company’s obligations. Due to the Company’s historical experience of successful software implementations, the Company has no significant history of payment under these types of bonds. The Company has not recorded any liabilities for these arrangements as of June 30, 2005.
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
12. Goodwill and Acquisition-Related Intangible Assets
Goodwill represents the excess of purchase price over fair value of net assets acquired. Goodwill is not amortized, but is subject to impairment testing criteria. For purposes of its impairment testing, the Company considers itself to be a single reporting unit and assesses goodwill impairment on an enterprise-wide level. The Company evaluates the carrying value of goodwill annually as of December 31 and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the asset below its carrying amount. The Company has recorded goodwill of $0.4 million associated with the acquisition of IUS and $7.0 million associated with the acquisition of Wishbone. No impairment losses have been recorded through June 30, 2005.
Acquisition-related intangible assets are stated at cost less accumulated amortization, and include values for developed technology, customer base, contracts and trade names. Acquired technology is being amortized over the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. Other intangible assets are being amortized on a straight-line basis over a period of two to fifteen years. Total amortization expense for intangible assets was $369,000 and $520,000 for the three months ended June 30, 2005 and 2004, respectively, and is included in general and administrative expense in the accompanying condensed consolidated statements of operations.
Acquisition-related intangible assets consist of the following (in thousands):

June 30,
2005
Acquired trademarks	$730
Acquired technology	2,870
Acquired contracts and customer base	10,920

Total acquired intangible assets	14,520
Less accumulated amortization	(4,353)

Net intangible assets	$10,167

The remaining weighted-average amortization period on all acquired intangible assets is approximately ten years. Trademarks and technology have a remaining weighted-average amortization period of approximately three years and contracts and customer base have a remaining weighted-average amortization period of approximately twelve years. The Company expects future amortization expense from acquired intangible assets as of June 30, 2005 to be as follows (in thousands):

2006 (remainder of fiscal year)	$1,101
2007	1,432
2008	1,383
2009	814
2010	657
Thereafter	4,780

$10,167

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
The Company capitalized $7.7 million of development costs related to the internationalization of its Asset Suite product to Asian markets through March 31, 2004. The product became generally available for sale during the three months ended June 30, 2004, and the related capitalized software development costs became subject to amortization. In accordance with the provisions of SFAS No. 86, amortization is determined as the greater of the amount computed using (a) the ratio that current gross revenues for the product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining economic life of the product including the period being reported on. Amortization expense of $313,000 and $1.7 million was recorded in the three months ended June 30, 2005 and 2004, respectively, and is included in “Cost of revenue: Software license fees” in the accompanying condensed consolidated statements of operations.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
In addition to historical information, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect management’s current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of phrases and expressions such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will” or other similar words or phrases. These statements, which speak only as of the date given, are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our expectations or projections. These risks include, but are not limited to, projected growth in the emerging service delivery management market, market acceptance of our service delivery management strategy, current market conditions for our products and services, the capital spending environment generally, our ability to achieve growth in our Asset Suite, Customer Suite and Service Suite offerings, market acceptance and the success of our new products and enhancements and upgrades to our existing products, the success of our product development strategy, our competitive position, the ability to establish and retain partnership arrangements, our ability to develop our indirect sales channels, changes in our executive management team, uncertainty relating to and the management of personnel changes, risks related to international operations, including our ability to succeed in Japan, timely development and introduction of new products, releases and product enhancements, heightened security and war or terrorist acts in countries of the world that affect our business, and other risks identified in the section of this Report entitled “Factors Affecting Future Performance,” beginning on page 22. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.
Overview
Indus International, Inc. (the “Company” or “Indus”) develops, licenses, implements, supports, and hosts service delivery management (“SDM”) solutions, which help clients in a broad array of industries optimize the management of their customers, assets, workforce, spare parts inventory, tools and documentation in order to maximize performance and customer satisfaction while reducing operating expenses. Historically, our solutions have been focused on asset management. Through our acquisitions of best-in-class customer management software in March 2003 and field service management software in January 2004, we believe that we are the first company to offer comprehensive suites of world-class customer, asset, and field service management solutions, which we market and sell as our SDM solutions. By strategy, we have marketed and sold our customer and field service management products into our existing customer base concurrently with our efforts to penetrate new vertical markets.
Indus’ solutions are comprised of three distinct suites: Customer Suite, Asset Suite and Service Suite. Customer Suite provides the functionality for energy and utility customers to optimize customer-facing activities, encompassing call center, customer information tracking, billing, and accounts receivable functions. Asset Suite supports organizations’ operations and maintenance workforce, inventory management and procurement professionals, safety and compliance engineers, and other decision-making personnel affected by asset care decisions throughout the enterprise. Service Suite provides resource optimization enabling customers to dispatch resources with all the required tools, information, and parts at the promised time, optimizing schedules based on customer or asset demands, travel times, service level agreements, technician skills requirements, and internal costs. Other complementary solutions include mobile computing, enterprise asset integration tools, sophisticated search capabilities, data warehousing products, and integration to leading ERP products for financial and human resources functions.
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
The Company has identified the following policies as critical to the Company’s business operations and the understanding of the Company’s results of operations. Senior management has discussed the development and selection of these policies and the disclosures below with the Audit Committee of the Board of Directors. For a detailed discussion of the application of these and other accounting policies, see the Notes to Consolidated Financial Statements contained within the Company’s 2005 Annual Report on Form 10-K, as filed with the SEC.
Revenue Recognition:
The Company’s revenue arises from two sources: (a) the sale of licenses to use our software products, and (b) the delivery of customer support, outsourcing, hosting, implementation, consulting, training and education services related to our software products. Revenue recognition rules for software companies are very complex, often subject to interpretation, and continue to evolve. Very specific and detailed guidelines in measuring revenue are followed by the Company; however, certain judgments affect the application of the Company’s revenue policy. On occasion, the Company is unable to recognize software license revenue in the period an agreement is signed due to the complexities of the applicable accounting standards, the judgments involved and contractual provisions in response to customer demands. Delays in the timing and amount of revenue recognition for software license fees have caused volatility in the Company’s financial results.
Software license fee revenue is recognized when a non-cancelable license arrangement becomes effective as evidenced by a signed contract, product delivery, a fixed or determinable license fee and probability of collection. If the license fee is not fixed or determinable, revenue is recognized as payments become due from the customer. In arrangements that include rights to multiple software products and/or services, the total arrangement fee is allocated among each of the deliverables using the residual method, under which revenue is allocated to undelivered elements based on vendor-specific objective evidence (“VSOE”) of fair value of such undelivered elements and the residual amounts of revenue are allocated to delivered elements. Elements included in multiple element arrangements may consist of software products, maintenance (which includes customer support services and unspecified upgrades), hosting and consulting services. VSOE is based on the price generally charged when an element is sold separately or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change when the element is sold separately. If VSOE does not exist for an undelivered element, the total arrangement fee will be taken to revenue over the life of the contract.
Revenue from consulting and implementation services is, in general, time and material based and recognized as the work is performed. Delays in project implementation will result in delays in revenue recognition. Some consulting and implementation services involve fixed-price and/or fixed-time arrangements and are recognized using contract accounting, which requires the accurate estimation of the cost, scope and duration of each engagement. Revenue for these projects is recognized on the percentage-of-completion method, with progress-to-completion measured by using specific milestones, usually labor unit inputs, with revisions to estimates reflected in the period in which changes become known. Project losses are provided for in their entirety in the period they become known, without regard to the percentage-of-completion. If the Company does not accurately estimate the resources required or the scope of work to be performed, or does not manage its projects properly within the planned periods of time or satisfy its obligations under the contracts, then future consulting margins on these projects may be negatively affected or losses on existing contracts may need to be recognized. Although the Company has a good history of successful services performance, occasional deviations from the significant estimates required for larger services engagements, particularly those with fixed-price arrangements, have caused volatility in the Company’s financial results.
Revenue from customer support services is recognized ratably over the term of the support contract, typically one year. Revenue from outsourcing and hosting services is recognized based upon contractually agreed upon rates per user or service, over a contractually defined time period.
Accounts Receivable and Allowance for Doubtful Accounts:
The Company maintains an allowance for doubtful accounts for estimated accounts receivable losses resulting from the inability or failure of its customers to make required payments. This allowance is formula-based, supplemented by an evaluation of specific accounts where there may be collectibility risk. If the methodology the Company uses to calculate this allowance does not properly reflect future collections, revenue could be overstated or understated. On an ongoing basis, the Company evaluates the collectibility of accounts receivable based upon historical collections and an assessment of the collectibility of specific accounts. The Company evaluates the collectibility of specific accounts using a combination of factors, including the age of the outstanding balance(s), evaluation of the account’s financial condition, recent payment history, and discussions with the Company’s account executive for the specific customer. Based upon this evaluation of collectibility, any increase or decrease required in the allowance for doubtful accounts is reflected in the period in which the evaluation indicates that a change is necessary. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts was $576,000 as of June 30, 2005 and $562,000 as of March 31, 2005.
The Company generates a significant portion of revenues and corresponding accounts receivable from sales to the utility industry. As of June 30, 2005, approximately $6.6 million, or 54.1%, of the Company’s gross billed accounts receivable were attributable to software license fees and services sales to utility customers. In determining the Company’s allowance for doubtful accounts, the Company has considered the financial condition of the utility industry as a whole, as well as the financial condition of individual utility customers.

Revenue from sales denominated in currencies other than the U.S. Dollar resulted in approximately $3.4 million of the Company’s June 30, 2005 gross billed accounts receivable, of which approximately $1.5 million were denominated in Euros and $1.4 million were denominated in British Pounds. Historically, foreign currency gains and losses on these receivables have not been significant, and the Company has determined that foreign currency derivative products are not required to hedge the Company’s exposure. If the value of the U.S. Dollar significantly increased versus one or more foreign currencies, the U.S. Dollar equivalents received from the Company’s customers invoiced in those currencies could be significantly less than the June 30, 2005 reported amount.
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
Restructuring:
The Company recorded restructuring costs of $43,000 and $9.6 million for the three months ended June 30, 2005 and 2004, respectively.
In the three months ended June 30, 2004, the Company recorded $9.6 million for additional restructuring charges related to office and business consolidations and employee severance, and for revisions to accounting estimates from prior business restructurings. Further consolidation of office space in San Francisco, CA and Atlanta, GA resulted in $6.9 million of the restructuring charges for the three months ended June 30, 2004. This consolidation included vacating three floors in Atlanta and one additional floor in San Francisco. The elimination of approximately 70 positions, including the transfer of certain functions to the company-owned office buildings in Columbia, SC and the outsourcing of some development functions to India, resulted in $1.3 million of the restructuring charges. The remaining $1.4 million of the restructuring charges resulted from revisions to the Company’s assumptions for expected sublease income from two unoccupied floors in San Francisco. At June 30, 2005, a total of $5.3 million remains in the current and long-term restructuring accruals for these initiatives and relates to employee severance and excess lease costs associated with subleasing the Company’s vacated office space in Atlanta and San Francisco. These restructuring charges have been recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No. 112, “Employer’s Accounting for Postemployment Benefits.”
Between January 1, 2000 and March 31, 2004, the Company recorded restructuring charges totaling $22.7 million relating to two restructuring initiatives: (1) the relocation of the Company’s headquarters from San Francisco to Atlanta and (2) the suspension of the United Kingdom Ministry of Defense (“MoD”) project. At June 30, 2005, $6.3 million remains in the restructuring accrual for these initiatives, all of which is related to excess lease costs associated with subleasing the Company’s vacated office space in San Francisco, Dallas, TX and Pittsburgh, PA.
Should rental conditions in the Company’s Atlanta location deteriorate to the point where the remaining redundant office space is not leased, the Company could incur additional charges totaling approximately $6.6 million over the remaining period of fiscal years 2006 through 2012. Should rental conditions improve, it is possible that higher than anticipated sublease income will be generated. Any required increase or decrease in this accrual will be reflected in the period in which the evaluation indicates that a change is necessary.
The restructuring accruals remaining as of June 30, 2005 are included in the Condensed Consolidated Financial Statements in “Accrued liabilities” for amounts due within one year and “Other liabilities” for amounts due after one year.
Consolidated Results of Operations
Restatement of Financial Statements
In connection with the preparation of its financial statements for the fiscal year ended March 31, 2005, the Company conducted a review of its accounting for leases and leasehold improvements and identified errors in prior reported periods related to its (1) accounting for scheduled rent escalations, (2) accounting for lease incentives (in the form of tenant improvement reimbursements) and (3) amortization of leasehold improvements. Items (1) and (2), which account for the majority of the errors, relate to operating leases for office facilities entered into by the Company in 2000. As a result, the Company restated previously issued financial statements for the fiscal years ended December 31, 2000 through March 31, 2004, including the three-month transition period ended March 31, 2003, as well as the interim periods during fiscal 2005, to correct the Company’s historical accounting practices for leases and leasehold improvements. All interim periods during such time are affected by the restatements. Accordingly, the Company’s financial statements for the three months ended June 30, 2004 have been restated to correct for the errors in leases and leasehold improvements and are included in the accompanying condensed consolidated financial statements. For the three months ended June 30, 2004, these corrections in the aggregate reduced the Company’s previously reported net loss by $0.9 million, or $0.01 per share.
Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
Revenue

	Three Months Ended		%
	6/30/2005	6/30/2004	Change
		(As restated)
	(Unaudited)
	(In thousands)
Software license fees	$6,603	$9,433	(30.0%)
Percentage of total revenue	19.6%	24.5%

Support, outsourcing and hosting	14,285	14,794	(3.4%)
Percentage of total revenue	42.5%	38.4%

Consulting, training and other	12,733	14,325	(11.1%)
Percentage of total revenue	37.9%	37.1%

Total revenue	$33,621	$38,552

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
Software license fees: Software license fees decreased 30% to $6.6 million in the three months ended June 30, 2005. Greater than $5.0 million of software license fee revenue for the three month period ended June 30, 2004 is attributable to the recognition of license fees under a contract executed in March 2003 with Tokyo Electric Power Company (“TEPCO”). The TEPCO license fee, originally classified as deferred revenue beginning with the quarter ended March 31, 2003, was recognized as revenue after delivery of and acceptance by TEPCO of the double-byte character-enabled version of Asset Suite, which became generally available for sale in April 2004. The first quarter of fiscal 2006 did not include the recognition of a significant amount of license fees previously classified as deferred revenue. Sales of Asset Suite into our core markets, which have proved healthy, comprise the significant portion of our software license fees. Sales of Service Suite continue to grow from an expanding pipeline of opportunities following acquisition of the product in January 2004.
Support, outsourcing and hosting: Support, outsourcing and hosting revenue decreased 3.4% to $14.3 million in the three months ended June 30, 2005. In October 2004, the Company did not renew a non-strategic outsourcing contract with a municipality which provided recurring revenues of approximately $1.0 million per quarter. The absence of this contract is the principal reason for the decline in support, outsourcing and hosting revenue during the quarter ended March 31, 2005. Renewals of customer support revenues for the current fiscal year remain near 90%, reflecting limited customer losses and some adjustments to accommodate various customer considerations. Overall maintenance revenues continue to grow with sales of additional customer support agreements along with new sales of software.
Consulting, training and other: Consulting, training and other revenue decreased 11.1% to $12.7 million in the three months ended June 30, 2005. The same quarter in the prior year reflected more engagements for such services and a significant engagement to implement Customer Suite in a major utility, which typically requires more services from the Company. In fiscal 2005, the Company initiated a strategic program to better and more frequently collaborate with third party systems integrators and certified business partners in its delivery of consulting, training and other services in order to provide greater business scalability and the potential introduction into more opportunities for sales of its software products. Over time, this strategy may yield less consulting, training and other services as a percentage of overall revenues for the Company.
Cost of Revenue

	Three Months Ended		%
	6/30/2005	6/30/2004	Change
		(As restated)
	(Unaudited)
	(In thousands)
Cost of software license fees	$680	$2,069	(67.1%)
Percentage of software license revenue	10.3%	21.9%

Cost of support, outsourcing and hosting	3,452	4,994	(30.9%)
Percentage of support, outsourcing and hosting revenue	24.2%	33.8%

Cost of consulting, training and other	9,291	10,568	(12.1%)
Percentage of consulting, training and other revenue	73.0%	73.8%

Total cost of revenue	$13,423	$17,631

Cost of revenue consists of (i) amortization of the costs associated with internally developed software, (ii) amounts paid to third parties for inclusion of their products in the Company’s software, (iii) personnel, data maintenance and related costs for customer support, hosting and outsourcing services, and (iv) personnel and related costs for consulting and training services.
Cost of software license fees: The decrease in cost of software license fees in the three months ended June 30, 2005 is attributable to less amortization of capitalized software development costs related to a double-byte character-enabled version of our Asset Suite. Amortization expense was $0.3 million for the three months ended June 30, 2005, as compared to $1.7 million for the three months ended June 30, 2004. More amortization expense was recorded in the first quarter of last year due to the substantially greater amount of software license fees recognized from the double-byte character-enabled product.
Cost of services revenue — customer support, outsourcing and hosting: The decrease in cost of customer support, outsourcing and hosting services in the three months ended June 30, 2005 is attributable to two factors: (1) the efficiencies gained through consolidation of the Company’s North American customer support operations in Columbia, South Carolina as part of the Company’s business restructuring plan implemented during the first quarter of fiscal 2005; and (2) the elimination of personnel associated with the non-strategic outsourcing contract that was not renewed during the quarter, as noted above.
Cost of services revenue — consulting, training and other: Cost of consulting, training and other services decreased in the three months ended June 30, 2005 due to staffing reductions within our professional services organization to more closely align our resources with our business plans and forecasts. The Company’s ongoing strategic resource plans call for more efficient use of personnel, both internal and external, in the delivery of consulting, training and other services.
Operating Expenses

	Three Months Ended		%
	6/30/2005	6/30/2004	Change
		(As restated)
	(Unaudited)
	(In thousands)
Research and development	$7,836	$8,703	(10.0%)
Percentage of total revenue	23.3%	22.6%

Sales and marketing	6,942	8,018	(13.4%)
Percentage of total revenue	20.6%	20.8%

General and administrative	3,804	3,587	6.0%
Percentage of total revenue	11.3%	9.3%

Restructuring expense	43	9,601	(99.6%)
Percentage of total revenue	0.1%	24.9%

Total operating expense	$18,625	$29,909

Research and development: Research and development expenses include personnel and related costs, primarily internal and offshore, third party consultant fees and computer processing costs, all directly attributable to the development of new software products and enhancements to existing products. The reduction in research and development expenses for the three months ended June 30, 2005 from the same period of the prior year is attributable to an overall reduction in research and development personnel and the consolidation of our legacy asset management products into Indus Asset Suite. We continue to utilize research and development resources in India to supplement our research and development efforts.
Sales and marketing: Sales and marketing expenses include personnel costs, sales commissions, and the costs of advertising, public relations, and participation in industry conferences and trade shows. The reduction in sales and marketing expenses for the three months ended June 30, 2005 from the same period in the prior year is attributable to lower variable expenses on lower software revenue, the elimination of certain sales and marketing positions as part of the Company’s restructuring plan implemented in August 2004 and the Company’s continued efforts toward cost containment and better allocation of resources.
General and administrative: General and administrative expenses include personnel and other costs of the Company’s finance, legal, human resources and administrative operations. The $0.2 million increase in general and administrative expenses for the three months ended June 30, 2005 from the same period of the prior year is principally attributable to increased costs associated with the Company’s Sarbanes-Oxley compliance plans and other governance activities.

Restructuring expenses: The Company recorded $43,000 in restructuring costs in the three months ended June 30, 2005, which reflects quarterly accretion on the longer-term obligations incurred as part of prior business restructuring activities. The Company recorded a $9.6 million restructuring charge in the three months ended June 30, 2004. The restructuring charge includes two principal components, all incurred in conjunction with the Company’s continued efforts to more closely align its resources with its strategic plans: (1) $8.3 million associated with the abandonment of redundant office space and revisions to the Company’s estimates of the costs of previously abandoned office space in San Francisco, California and the Company’s headquarters in Atlanta, Georgia and (2) $1.3 million of severance costs associated with the elimination of approximately 70 positions worldwide, necessitated by more extensive use of offshore development resources in India and consolidation of certain other business functions. The Company could incur additional increases or decreases to its existing accruals in the event that the underlying assumptions used to develop the Company’s estimates of excess lease costs change, such as the timing and the amount of any sublease income.
Interest Expense, Other Income and Provision for Income Taxes

	Three Months Ended		%
	6/30/2005	6/30/2004	Change
		(As restated)
	(Unaudited)
	(In thousands)
Interest expense, net	$(20)	$(110)	(81.8%)
Percentage of total revenue	(0.1%)	(0.3%)

Other income, net	76	193	(60.6%)
Percentage of total revenue	0.2%	0.5%

Provision for income taxes	16	103	(84.5%)
Percentage of total revenue	0.0%	0.3%
Interest expense, net: Interest expense, net arises from interest expense on a mortgage note payable partially offset by interest income generated from the Company’s invested cash balances, which are higher in 2005.
Other income, net: Other income, net is primarily attributable to foreign exchange gains or losses. Foreign exchange gains were $62,000 in the three months ended June 30, 2005 as compared to foreign exchange gains of $176,000 for the same period of 2004. This variance reflects changes in the relative values of foreign currencies in which the Company does business against the U.S. dollar.
Provision (benefit) for income taxes: Income taxes include federal, state and foreign income taxes. Income taxes recorded in the three months ended June 30, 2005 and 2004 represent taxes on income sourced in foreign jurisdictions. As of June 30, 2005, the Company has significant net operating losses to carry forward to offset taxable income that may arise in the future. However, the Company has determined, upon the advice and initial diligence of its tax experts, that utilization of the net operating losses is in all likelihood subject to annual limitations due to a greater than 50 percent change in the Company’s ownership during a three-year period that ended in fiscal year 2005, under the “change in ownership” provisions of Section 382 of the Internal Revenue Code and similar state provisions. These annual limitations would reduce the amount of tax benefits available to offset taxable income in future years. These limitations may also result in the expiration of a portion of the available net operating losses before utilization. Determination of the annual limitations is a complex process and is presently being calculated by tax experts engaged by the Company. The Company has considered the potential effects of any such limitations on the utilization of these net operating losses in its financial earnings forecasts provided to the public for the fiscal year ending March 31, 2006.

Liquidity and Capital Resources
As of June 30, 2005, the Company’s principal sources of liquidity consisted of approximately $29.4 million in cash and cash equivalents and $5.9 million in short and long-term restricted cash. The Company generated $2.4 million of cash flow from operations for the three months ended June 30, 2005 and increased cash and cash equivalents by $1.6 million as of June 30, 2005 over March 31, 2005.
During the three months ended June 30, 2005:
•	Cash of $2.4 million was provided by operating activities. Operating income of $1.6 million plus favorable collections of outstanding accounts receivable is the principal source of cash during the three months ending June 30, 2005. The Company generated operating income in the first quarter of fiscal 2006 and the third and fourth quarters of fiscal 2005 largely through better execution on its business plans and realization of the financial benefits from the Company’s restructuring activities in the first half of fiscal 2005. Days sales outstanding (DSO) declined from 70 days at March 31, 2005 to 49 days at June 30, 2005. The cash from favorable collections was reduced by seasonally higher payments associated with sales incentive plans, management bonuses, etc. tied to prior fiscal year performance, and $1.3 million of payments on obligations from prior restructuring activities.

Quarterly renewals of annual customer support agreements are lowest in our June and March quarters as compared to customer support revenue recognized, thereby having the effect of lowering the DSO calculation and reducing the Company’s deferred revenue balance as of quarter end. We would anticipate DSO to increase in our September and December quarters as quarterly renewals of annual customer support agreements are higher as compared to customer support revenue recognized, thereby having the effect of increasing the DSO calculation and increasing the Company’s deferred revenue balance as of quarter end. The timing of cash collections associated with renewals of annual customer support agreements is significant to the Company’s quarterly cash flows.

•	Cash of $0.4 million was used in investing activities for capital expenditures of $0.5 million, offset by the release of $0.1 million from restricted cash. Capital expenditures consist principally of purchases of computers, equipment and technology, which have been reduced to a level to ensure consistency in operations and customer success.

•	Cash related to financing activities includes debt payments of $0.3 million and proceeds from stock option exercises of $0.3 million.
Commitments Under Prior Restructuring Activities:
During the three months ended June 30, 2005, the Company disbursed $1.3 million in payments on obligations from prior restructuring activities. Future payments for these prior restructuring activities are projected to be $3.6 million for the remainder of fiscal 2006, $5.7 million over the fiscal years 2007-2008, and $2.3 million over the fiscal years 2009-2012, for an aggregate total of $11.6 million. Should rental conditions in the Company’s Atlanta location deteriorate to the point where the remaining redundant office space is not leased, the Company will be liable for an aggregate additional $6.6 million in payments beginning in the second half of fiscal year 2006 and continuing through fiscal 2012.
Restricted Cash:
At June 30, 2005, the Company maintained cash deposits of approximately $5.9 million in support of standby letters of credit, collateral for a mortgage and a bank guarantee. These deposits are classified as restricted cash, of which $81,000 is included in current assets and the balance of $5.8 million in non-current assets. The letters of credit require the Company to maintain corresponding compensating balances up to the amounts of the letters of credit. A total of $4.6 million in restricted cash should be released in increments of $2.3 million each in both July 2006 and May 2008, relative to the expiration of letters of credit supporting a performance bond and the Company’s leased facilities in San Francisco, CA, respectively. At both dates there was a $0.6 million certificate of deposit, used as collateral for the Company’s $10.1 million mortgage note payable on its Columbia, SC property, which will be released in April 2008.
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
We generated net losses of $12.0 million and $6.1 million in the fiscal years ended March 31, 2004 and 2005, respectively, and used cash of $3.4 million and provided cash of $1.3 million in operating activities during the same periods. We were profitable and cash flow positive in the third and fourth quarters of fiscal 2005 and the first quarter of fiscal 2006. However, if we are unable to maintain consistent profitability and positive cash flow from operations in future quarters it will negatively affect our capacity to implement our business strategy and may require us to take actions in the short-term that will impair the long-term prospects of our business. If we are unable to maintain consistent profitability and positive cash flow from operations in future quarters it may also result in liquidity problems and impair our ability to finance our continuing business operations on terms that are acceptable to us. Further, we may need to enter into financing transactions that are dilutive to our stockholders’ equity ownership in our company.
If the market for service delivery management solutions and our Service Suite solution does not grow as anticipated or if our service delivery management solutions are not accepted in the market, we may not be able to grow our business.
Given the saturation of the market for asset management and customer management software generally, we have broadened our product offerings to include our Service Suite in order to compete in the service delivery management market. The market for service delivery management solutions in general, and our Service Suite solution in particular, are emerging markets and may not evolve as we anticipate they will. If customers’ demands in these emerging markets do not grow as anticipated or if our service delivery management solution and Service Suite solutions are not accepted in the market place, then we may not be able to grow our business.
If the market does not accept our new products and enhancements or upgrades to our existing products that we launch from time to time, our operating results and financial condition would be materially adversely affected.
From time to time, we may acquire new products, launch new products, and release enhancements or upgrades to existing products. For example, in December 2004, we released a new product called the Indus Asset Suite, which incorporates the key capabilities of our legacy PassPort and InsiteEE product lines. The Indus Asset Suite includes the Indus Foundation Architecture, or IFA, our new services-oriented architecture, and a new user interface. In January 2004, we acquired our Service Suite software from Wishbone, which forms a part of our service delivery management solution. There can be no assurance that these or any other new or enhanced products will be sold successfully or that they can achieve market acceptance. Our future success with these products and other next generation products will depend on our ability to accurately determine the functionality and features required by our customers, as well as the ability to enhance our products and deliver them in a timely manner. We cannot predict the present and future size of the potential market for our next generation of products, and we may incur substantial costs to enhance and modify our products and services in order to meet the demands of this potential market.
Demand for our Asset Suite and Customer Suite products may grow slowly or decrease in upcoming quarters, which may impair our business and could materially adversely affect our results of operations and financial condition.
Overall demand for our Asset Suite and Customer Suite products in general may grow slowly or decrease in upcoming quarters and years because of unfavorable general economic conditions, decreased spending by companies in need of our products or other reasons. This may reflect the capital spending environment generally, a saturation of the market for asset management and customer management software generally, as well as deregulation and retrenchments affecting the way companies purchase our software. To the extent that there is a slowdown in the overall market for our products, our business, results of operations and financial condition are likely to be materially adversely affected.

If we are not able to license software to more new customers not currently using our software, our business and long-term prospects could be harmed.
During fiscal 2005 a substantial portion of our software license sales were to existing customers. This has been part of our strategy to license our service delivery management solutions to our installed base of customers. However, in the future we believe we will need to grow the percentage our software license sales that are made to new customers because those sales typically generate more new services revenue. If we are not able to grow our software license sales to new customers, it will impair our ability to grow our business and maintain consistent profitability.
Our ability to use our net operating loss carryforwards to reduce future consolidated taxable income are likely to be subject to annual limitations under U.S. tax rules, which could have a negative effect on financial results in future periods.
As of June 30, 2005, we had net operating loss carryforwards of approximately $67 million available for federal income tax purposes. Such carryforwards may be used to reduce consolidated taxable income, if any, in future years. These net operating loss carryforwards begin to expire in the year 2020. We have determined, upon the advice and initial diligence of our tax experts, that utilization of these net operating loss carryforwards is likely to be subject to annual limitations under the provisions of Section 382 of the Internal Revenue Code due to changes in our ownership. Our tax experts have not completed the analysis required by U.S. tax rules to determine what these annual limitations are likely to be. These annual limitations, depending on what they turn out to be, could hinder our ability to utilize all of net operating loss carryforwards before they expire. In addition, these annual limitations could reduce the amount of these benefits that would be available to offset future taxable income in future years, which could have a negative effect on financial results in future years, largely after fiscal 2006.
If we experience delays in product development or the introduction of new products or new versions of existing products, our business and sales will be negatively affected.
We have, in the past, experienced delays in product development that have negatively affected our relationships with existing customers and have resulted in lost sales of our products and services to existing and prospective customers and our failure to recover our product development costs. In addition, delays in product development can, in some instances, delay the recognition of deferred software license revenue. There can be no assurance that we will not experience delays in connection with our current product development or future development activities. If we are unable to develop and introduce new products, or enhancements to existing products, in a timely manner in response to changing market conditions or customer requirements, our business, operating results and financial condition will be materially and adversely affected. Because we have limited resources, we must effectively manage and properly allocate and prioritize our product development efforts and our porting efforts relating to newer products and operating systems. There can be no assurance that these efforts will be successful or, even if successful, that any resulting products or operating systems will achieve customer acceptance.
Delays in our performance of software implementation and other consulting projects may negatively affect our business.
Following license sales to new customers, our consulting services may be engaged to assist in the implementation of our products and their extended solutions. Implementation may involve a lengthy process, including customer training and consultation. In addition, we are often engaged by our existing customers for other lengthy consulting projects. A successful implementation or other consulting project requires a close working relationship between us, the customer and, if applicable, third-party consultants and systems integrators who assist in the process. These factors may increase the costs associated with completion of any given consulting project, increase the risks of collection of amounts due during implementation or other consulting projects, and increase risks of cancellation or delay of such projects. Delays in the completion of a product implementation or with any other consulting project may require that the revenues associated with such implementation or project be recognized over a longer period than originally anticipated, or may result in disputes with customers regarding performance by us and payment by the customers. Such delays have caused, and may in the future cause, material fluctuations in our operating results. Similarly, customers typically may cancel implementation and other services projects at any time without significant penalty, and any such cancellations could have a material adverse effect on our business or results of operations. Because our expenses are relatively fixed, a small variation in the timing of recognition of specific revenues can cause significant variations in operating results from quarter-to-quarter and may in some further quarter result in losses or have a material adverse effect on our business or results of operations.

We have experienced significant change in our executive management team and our board of directors and the current executive management team and the board have only recently begun to work together.
We have experienced significant change in our executive management team and our board of directors. Thomas Williams has resigned as Chief Financial Officer effective August 12, 2005 and his successor has not been named. Gregory Dukat was promoted to Chief Executive Officer and John Gregg was promoted to Executive Vice President of Field Operations in February 2004. We appointed Joseph Trino as Executive Vice President of Corporate Strategy in January 2005. Furthermore, we have experienced significant change in our board of directors as five of our current eight board members have been on the board fourteen months or less, including Kenneth Lawrence, who just joined the Board in July 2005. The current executive management team and the board of directors have only recently begun to work together, and they may be unable to integrate and work effectively as a team. Further change is anticipated at the management level and on the board as the Company intends to hire a replacement for Mr. Williams as Chief Financial Officer and Douglas Massingill, one of the three directors that has been on the board more than 14 months, has indicated that he will not stand for reelection at our annual meeting of stockholders in October 2005. There are no assurances that we will be able to motivate and retain the current executive management team or that they will be able to work together effectively with the new Chief Financial Officer. There are also no assurances that there will not be further turnover on our board of directors. If we lose any member of our executive management team or they are unable to work together effectively with the new Chief Financial Officer, or if there is further board turnover, our business, operations and financial results could be adversely affected.
Our success depends upon our ability to attract and retain key personnel.
Our future success depends, in significant part, upon the continued service of our key technical, sales and senior management personnel, as well as our ability to attract and retain new personnel. Competition for qualified sales, consulting, technical and other personnel is intense, and there can be no assurance that we will be able to attract, assimilate or retain additional highly qualified employees in the future. Our ability to attract, assimilate and retain key personnel may be adversely impacted by the fact that we reduced our work force by approximately 28% during the fiscal year ended March 31, 2005. If we are unable to offer competitive salaries and bonuses, our key sales, consulting, technical and senior management personnel may be unwilling to continue service for us, and it may be difficult for us to attract new personnel. If we are unable to hire and retain personnel, particularly in senior management positions, our business, operating results and financial condition will be materially adversely affected. The loss of any of our key sales, consulting, technical and senior management personnel, particularly if lost to competitors, could impair our ability to grow business. Further additions of new personnel and departures of existing personnel, particularly in key positions, can be disruptive and have a material adverse effect on our business, operating results and financial condition.
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
We have taken net charges for restructuring of $10.2 million in 2001, $8.2 million in 2002, $2.2 million in the three-month transition period ended March 31, 2003, $44,000 in the fiscal year ended March 31, 2004, $10.4 million in the fiscal year ended March 31, 2005 and $43,000 in the three months ended June 30, 2005. There can be no assurance that additional charges for restructuring expenses will not be required in future periods. Significant future restructuring charges could cause financial results to be unfavorable. In addition, assumptions underlying certain of these restructuring charges may need to be revised from time to time for a variety of reason, including, for example, changes in market conditions and the timing of and estimated sublease income as to the subleasing of leased property in areas where we have consolidated office space. Any such revised assumptions could cause adjustments to our prior restructuring charges, which could have unfavorable financial results.
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
Our success depends, in part, on our ability to develop more advanced products more quickly and less expensively than our existing and potential competitors and to educate potential customers on the benefits of licensing our products. Some of our competitors have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base than us, which may allow them to introduce products with more features, greater functionality and lower prices than our products. These competitors could also bundle existing or new products with other, more established products in order to effectively compete with us. The service delivery management market is very fragmented and consolidation by a competitor with greater resources is a possible occurrence. If a trend emerges such that customers decide to consolidate their information technology systems and eliminate standalone “best-of-breed” application software, our revenues, margins and results of operations and financial condition may be adversely affected.
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
We have made significant investments in the Japanese market as part of our license arrangements with TEPCO, Electric Power Development Company, and Shikoku Electric Company. These investments include resources to localize our asset management products for Japan and establishing a regional office in Tokyo. We cannot be sure that we will succeed in Japan due to the cost and difficulty we have encountered localizing our products in Japan, the cost of maintaining operations in Japan, and cultural differences in the conduct of business, including higher customer expectations and demands. Also, TEPCO is a significant source of revenue and referrals for new customers in Japan. If we are not able to maintain a good customer relationship with TEPCO, it will impact our revenue in Japan and our ability to grow license sales in Japan. If we are not successful in Japan we may not be able to grow our revenue, which could have a negative effect on our operating results and financial condition.
If we are unable to expand our international operations, our operating results and financial condition could be materially and adversely affected.
International revenue (from sales outside the United States) accounted for approximately 24% of total revenue for the fiscal year ended March 31, 2005, and 21% of total revenue for the three months ended June 30, 2005. We maintain an operational presence and have established support offices in the United Kingdom, Australia, France and Japan. We expect international sales to continue to be a material component of our business. However, there can be no assurance that we will be able to maintain or increase international market demand for our products. In addition, international expansion may require us to establish additional foreign operations and hire additional personnel. This may require significant management attention and financial resources and could adversely affect our operating margins. To the extent we are unable to expand foreign operations in a timely manner, our growth, if any, in international sales will be limited, and our business, operating results and financial condition could be materially and adversely affected.
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
The purchase of our software products, particularly the Asset Suite and the Customer Suite, generally involves a significant commitment of capital over a long period of time by a customer. There are inherent risks of delays frequently associated with large capital expenditures procedures within an organization, such as budgetary constraints and internal approval reviews. During the sales process, we may devote significant time and resources to a prospective customer, including costs associated with multiple site visits, product demonstrations and feasibility studies, and experience significant delays over which we will have no control. Any such delays in the execution of orders have caused, and may in the future cause, material fluctuations in our operating results.
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
Failure to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.
We have evaluated and will continue to evaluate our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires an annual management assessment of the design and effectiveness of our internal controls over financial reporting and a report by our Independent Registered Public Accounting Firm addressing this assessment. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
The Company did not experience any material changes in market risk in the first quarter of fiscal 2006.
ITEM 4. CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed and reported on an accurate and timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any system of disclosure controls and procedures is based in part upon certain assumptions, and there can be no assurance that any disclosure controls and procedures will succeed in achieving their stated goals under all potential conditions.
As described in Note 1 to the Condensed Consolidated Financial Statements, entitled Basis of Presentation, and as more fully described in Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, management reviewed the Company’s accounting practices for operating leases and leasehold improvements as a result of views expressed by the office of the Chief Accountant of the Securities and Exchange Commission in a February 7, 2005 letter to the American Institute of Certified Public Accountants, regarding certain operating lease accounting issues and their applicability under generally accepted accounting principles, and concluded that the Company’s previously established accounting practices for operating leases entered into in 2000 with scheduled escalating rental payments, tenant allowances and leasehold improvements were incorrect Accordingly, it was determined to restate certain of the Company’s previously issued financial statements to reflect the correction in the Company’s accounting practices in these areas. As a result of this restatement, the Company concluded that it had a material weakness in controls over the selection and monitoring of its accounting practices used in its accounting for leases and leasehold improvements as of March 31, 2005. Due to this material weakness in controls, the Company’s Chief Executive Officer and Chief Financial Officer concluded that solely as a result of the foregoing lease accounting matter, the Company’s disclosure controls and procedures were not effective as of the end of the fiscal year covered by its Annual Report on Form 10-K for the year ended March 31, 2005.
Subsequent to March 31, 2005, to remediate the above referenced material weakness in the Company’s internal control over financial reporting and the ineffectiveness of its disclosure controls and procedures, the Company corrected its method of accounting for operating leases, tenant allowances and leasehold improvements.
In connection with the preparation of this Quarterly Report on Form 10-Q, as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q (June 30, 2005), the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as a result of the remediation of the material weakness described above, the Company’s disclosure controls and procedures were effective as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q (June 30, 2005).
Other than the remediation of the material weakness discussed above, there have not been any changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
The following exhibits are filed or furnished herewith or are incorporated by reference.

Exhibit
Number	Description
10.1	Indus International, Inc. Board Compensation Policy (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission July 28, 2005)

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32.1	Section 1350 Certification of CEO *

Exhibit
Number	Description
32.2	Section 1350 Certification of CFO *

*	This exhibit is furnished to the Securities and Exchange Commission and is not deemed to be filed with the Securities and Exchange Commission as part of this report.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDUS INTERNATIONAL, INC.
(Registrant)

Date: August 8, 2005

/s/ Thomas W. Williams

Thomas W. Williams
Executive Vice President and Chief Financial Officer
(Principal Financial & Accounting Officer)