Form 10-Q
period 2005-09-30
INDUS INTERNATIONAL INC
filed 2005-11-07
CIK 1041333

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___to___.
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of November 2, 2005, the Registrant had outstanding 58,282,301 shares of Common Stock, $.001 par value.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INDUS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2005	March 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,429	$27,779
Restricted cash	395	194
Billed accounts receivable, net of allowance for doubtful accounts of $665 at September 30, 2005 and $562 at March 31, 2005	14,758	17,225
Unbilled accounts receivable	8,690	12,240
Other current assets	3,489	3,672

Total current assets	59,761	61,110
Property and equipment, net	28,651	30,755
Capitalized software, net	4,387	5,014
Goodwill	7,442	7,442
Acquired intangible assets, net	9,797	10,536
Restricted cash, non-current	5,654	5,821
Other assets	517	427

Total assets	$116,209	$121,105

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$767	$767
Accounts payable	4,767	4,208
Accrued liabilities	15,597	19,213
Deferred revenue	29,973	33,239

Total current liabilities	51,104	57,427
Income tax payable	3,149	3,137
Note payable, net of current portion	9,146	9,530
Other liabilities	8,921	10,598
Stockholders’ equity:
Common stock	58	58
Additional paid-in capital	161,548	165,280
Treasury stock	—	(4,681)
Deferred compensation	(331)	—
Accumulated deficit	(118,127)	(121,322)
Accumulated other comprehensive income	741	1,078

Total stockholders’ equity	43,889	40,413

Total liabilities and stockholders’ equity	$116,209	$121,105

See accompanying notes.

INDUS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(As restated -		(As restated -
		see Note 1)		see Note 1)
Revenue:
Software license fees	$6,190	$6,541	$12,793	$15,975
Services:
Support, outsourcing and hosting	14,779	15,321	29,064	30,115
Consulting, training and other	11,889	10,704	24,621	25,028

Total services	26,668	26,025	53,685	55,143

Total revenue	32,858	32,566	66,478	71,118

Cost of revenue:
Software license fees	298	581	978	2,650
Services:
Support, outsourcing and hosting	3,583	4,429	7,035	9,422
Consulting, training and other	9,627	9,385	18,918	19,954

Total services	13,210	13,814	25,953	29,376

Total cost of revenue	13,508	14,395	26,931	32,026

Gross margin	19,350	18,171	39,547	39,092

Operating expenses:
Research and development	7,377	7,364	15,213	16,067
Sales and marketing	6,473	6,929	13,415	14,947
General and administrative	3,945	3,758	7,748	7,346
Restructuring expenses	41	1,937	84	11,538

Total operating expenses	17,836	19,988	36,460	49,898

Income (loss) from operations	1,514	(1,817)	3,087	(10,806)
Interest and other income (expense), net	80	(197)	136	(113)

Income (loss) before income taxes	1,594	(2,014)	3,223	(10,919)
Provision for income taxes	12	117	28	220

Net income (loss)	$1,582	$(2,131)	$3,195	$(11,139)

Net income (loss) per share:
Basic	$0.03	$(0.04)	$0.06	$(0.19)

Diluted	$0.03	$(0.04)	$0.05	$(0.19)

Shares used in computing per share data:
Basic	57,821	57,234	57,687	57,149
Diluted	59,532	57,234	59,192	57,149
See accompanying notes.

INDUS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2005	2004
		(As restated -
		see Note 1)
Cash flows from operating activities:
Net income (loss)	$3,195	$(11,139)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,635	7,215
Changes in operating assets and liabilities:
Billed accounts receivable	2,241	197
Unbilled accounts receivable	3,437	1,005
Other current assets	(113)	(561)
Other accrued liabilities	(5,206)	5,190
Deferred revenue	(3,124)	(8,308)
Other operating assets and liabilities	381	(1,938)

Net cash provided by (used in) operating activities	5,446	(8,339)

Cash flows from investing activities:
Increase in restricted cash	(43)	(944)
Acquisition of business	—	(487)
Acquisition of property and equipment	(784)	(2,725)

Net cash used in investing activities	(827)	(4,156)

Cash flows from financing activities:
Payments of note payable and capital leases	(652)	(422)
Proceeds from issuance of common stock	948	370

Net cash provided by (used in) financing activities	296	(52)

Effect of exchange rate differences on cash	(265)	(73)

Net increase (decrease) in cash and cash equivalents	4,650	(12,620)
Cash and cash equivalents at beginning of period	27,779	31,081

Cash and cash equivalents at end of period	$32,429	$18,461

See accompanying notes.

INDUS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial information has been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission’s (“SEC”) rules and regulations. In the opinion of management, these condensed consolidated financial statements contain all normal adjustments considered necessary for a fair presentation of the financial position at September 30, 2005, the results of operations for the three and six-month periods ended September 30, 2005 and 2004 and the changes in cash flows for the six-month periods ended September 30, 2005 and 2004. The condensed consolidated balance sheet at March 31, 2005 has been derived from the audited consolidated financial statements at that date.
These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended March 31, 2005 that are included in the Company’s 2005 Annual Report on Form 10-K as filed with the SEC. The consolidated results of operations for the three and six months ended September 30, 2005 are not necessarily indicative of the results to be expected for any subsequent quarter or period, or for the entire fiscal year ending March 31, 2006.
In connection with the preparation of its financial statements for the fiscal year ended March 31, 2005, the Company conducted a review of its accounting for leases and leasehold improvements and identified errors in prior reported periods related to its (1) accounting for scheduled rent escalations, (2) accounting for lease incentives (in the form of tenant improvement reimbursements) and (3) amortization of leasehold improvements. Items (1) and (2), which account for the majority of the errors, relate to operating leases for office facilities entered into by the Company in 2000. As a result, the Company restated previously issued financial statements for the fiscal years ended December 31, 2000 through March 31, 2004, including the three-month transition period ended March 31, 2003, as well as the interim periods during fiscal 2005, to correct the Company’s historical accounting practices for leases and leasehold improvements. All interim periods during such time were affected by the restatements. Accordingly, the Company’s condensed consolidated financial statements for the three and six months ended September 30, 2004 have been restated to correct for the errors in accounting for leases and leasehold improvements. For the three and six months ended September 30, 2004, these corrections in the aggregate reduced the Company’s previously reported net loss by $56,000 and $977,000, respectively, or $0.00 and $0.02 per share, respectively.
2. Restructuring Expenses
In the six months ended September 30, 2004, the Company recorded restructuring charges of $11.5 million, which was comprised of (1) $6.9 million related to further consolidation of office space in San Francisco, CA and Atlanta, GA, which included vacating three floors in Atlanta and one additional floor in San Francisco, (2) $3.2 million for the elimination of approximately 70 positions, including the transfer of certain functions to the Company-owned office buildings in Columbia, SC and the outsourcing of some development functions to India and (3) $1.4 million for revisions to the Company’s assumptions for expected sublease income from two unoccupied floors in San Francisco, which was part of the headquarters relocation initiative. These restructuring charges have been recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No. 112, “Employer’s Accounting for Postemployment Benefits.”
Between January 1, 2000 and March 31, 2004, the Company recorded restructuring charges totaling $22.7 million relating to two restructuring initiatives: (1) the relocation of the Company’s headquarters from San Francisco to Atlanta and (2) the suspension of the United Kingdom Ministry of Defense (“MoD”) project.

As of September 30, 2005, $10.4 million remains in the current and long-term restructuring accruals. The office and business consolidation initiative represents $4.7 million of the remaining accrual and relates to excess lease costs associated with subleasing the Company’s vacated office space in Atlanta and San Francisco. The remainder of the accrual balance, $5.7 million, represents the headquarters relocation initiative, all of which relates to excess lease costs associated with subleasing the Company’s vacated office space in San Francisco and Dallas, TX.
The restructuring accruals remaining as of September 30, 2005 are included in the condensed consolidated financial statements in “Accrued liabilities” for amounts due within one year and “Other liabilities” for amounts due after one year.
Below is an analysis of the outstanding restructuring accruals (in thousands):
Company headquarters relocation and MoD project suspension:

Facilities
Balance at March 31, 2005	$7,036

Payments in Q1 2006	(696)
Accruals in Q1 2006	9
Adjustments in Q1 2006	—

Balance at June 30, 2005	$6,349

Payments in Q2 2006	(680)
Accruals in Q2 2006	9
Adjustments in Q2 2006	—

Balance at September 30, 2005	$5,678

Office and business consolidation:

	Severance and
	Related Costs	Facilities	Total
Balance at March 31, 2005	$308	$5,582	$5,890

Payments in Q1 2006	(158)	(492)	(650)
Accruals in Q1 2006	—	34	34
Adjustments in Q1 2006	—	—	—

Balance at June 30, 2005	$150	$5,124	$5,274

Payments in Q2 2006	(150)	(482)	(632)
Accruals in Q2 2006	—	32	32
Adjustments in Q2 2006	—	—	—

Balance at September 30, 2005	$—	$4,674	$4,674

As of September 30, 2005, the Company has been unable to sublease its excess office space in Atlanta. The restructuring accrual recorded for the Atlanta facility assumes the space would be subleased by December 1, 2005. Should rental conditions in the Company’s Atlanta location deteriorate to the point where the remaining redundant office space is not leased by December 1, 2005, the Company could incur additional restructuring charges of up to approximately $6.6 million in the quarter ended December 31, 2005. Should rental conditions improve, it is possible that higher than anticipated sublease income will be generated. In addition, the Company is considering other options with the landlord, including buying out the lease obligation. Any required increase or decrease in this accrual will be reflected in the period in which the evaluation indicates that a change is necessary.
3. Earnings (Loss) per Share
Basic earnings (loss) per share is computed using net income (loss) and the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per share is computed using net income (loss) and the weighted average number of outstanding common shares and dilutive common stock equivalents (“common stock equivalents”) during each period.
As of September 30, 2005 and 2004, stock options to purchase an aggregate of 10.3 million and 10.9 million shares, respectively, were outstanding.
The calculations of the weighted average number of shares outstanding for the three and six months ended September 30, 2005 and 2004 are as follows (in thousands):

	Three Months Ended		Three Months Ended
	September 30, 2005		September 30, 2004
	Basic	Diluted	Basic	Diluted
	(in thousands)		(in thousands)
Weighted average shares outstanding	57,821	57,821	57,234	57,234
Effect of common stock equivalents	—	1,711	—	—

	57,821	59,532	57,234	57,234

	Six Months Ended		Six Months Ended
	September 30, 2005		September 30, 2004
	Basic	Diluted	Basic	Diluted
	(in thousands)		(in thousands)
Weighted average shares outstanding	57,687	57,687	57,149	57,149
Effect of common stock equivalents	—	1,505	—	—

	57,687	59,192	57,149	57,149

4. Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss) and foreign currency translation adjustments that are excluded from net income (loss) and reflected in stockholders’ equity.
The following table sets forth the calculation of comprehensive income (loss) for the three and six months ended September 30, 2005 and 2004, respectively (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(As restated -		(As restated -
		see Note 1)		see Note 1)
Net income (loss)	$1,582	$(2,131)	$3,195	$(11,139)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment, net of taxes	81	125	(337)	(69)

Comprehensive income (loss)	$1,663	$(2,006)	$2,858	$(11,208)

5. Stock-Based Compensation
As currently permitted under SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, the Company accounts for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and accordingly recognizes no compensation expense for the stock option grants as long as the exercise price is equal to or greater than the fair value of the shares at the date of grant.

The Company presently has two forms of compensatory stock-based compensation: restricted stock grants and performance-based stock options. Compensation expense for the restricted stock grants is equal to the market value at the date of grant and is charged to earnings on a straight-line basis over the three or five-year period of restriction. Compensation expense for the performance-based options is recorded as the excess of the quoted market price of the Company’s stock over the option price at the end of each reporting period. At each reporting period end, an assessment is made regarding the probability of meeting the performance criteria, which determines the compensation expense for the period.
For purposes of pro forma disclosures, as required by SFAS No. 123, which also requires that the pro forma information be determined as if the Company had accounted for its employee stock option grants under the fair value method required by SFAS No. 123, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma net income (loss) including pro forma compensation expense, net of tax for the three and six months ended September 30, 2005 and 2004, respectively, is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(As restated -		(As restated -
		see Note 1)		see Note 1)
Net income (loss) as reported	$1,582	$(2,131)	$3,195	$(11,139)

Add: Total stock-based compensation expense determined under the intrinsic value method	54	—	54	27

Deduct: Total stock-based compensation expense determined under fair-value based method for all awards	(591)	(1,589)	(1,400)	(2,549)

Pro forma net income (loss)	$1,045	$(3,720)	$1,849	$(13,661)

Earnings (loss) per share:
Basic:
As reported	$0.03	$(0.04)	$0.06	$(0.19)

Pro forma	$0.02	$(0.06)	$0.03	$(0.24)

Diluted:
As reported	$0.03	$(0.04)	$0.05	$(0.19)

Pro forma	$0.02	$(0.06)	$0.03	$(0.24)

Shares used in computing per share data:
Basic	57,821	57,234	57,687	57,149

Diluted	58,932	57,234	58,643	57,149

6. Recent Accounting Pronouncements
On December 16, 2004, the FASB issued Statement No. 123(R), “Share-Based Payment”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows”. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative.
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
As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation expense cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method may have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall liquidity. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 5 to the Company’s consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. However, in the case of the Company, the existence of its net operating loss carryforwards will preclude recognition of the tax benefit until the deduction can be used to offset current taxes payable. The Company cannot estimate what the tax amounts will be in the future or when they will be recognized, because they depend on, among other things, when the net operating loss carryforwards will be utilized or expire, and when employees exercise stock options.
7. Income Taxes
The provision for income taxes for the three and six months ended September 30, 2004 and 2005 is attributable to the withholding of income taxes on revenues generated from foreign countries. As of September 30, 2005, the Company had net operating losses totaling approximately $68.6 million, inclusive of results for the six months ended September 30, 2005, to carry forward which, subject to certain limitations as discussed below, may be used to offset future income for U.S. federal income tax purposes through 2025.
Upon the advice and review of its tax experts, the Company has determined that its utilization of these net operating losses will be subject to annual limitations under the “change in ownership” provisions of Section 382 of the Internal Revenue Code and similar state provisions due to a greater than 50 percent change in the Company’s ownership during a three-year period that ended in fiscal year 2005. These annual limitations will limit the amount of net operating losses available to offset taxable income in fiscal 2006 and future years. Depending on the amount and timing of any taxable income, these limitations could also result in the expiration of a portion of the available net operating losses before utilization.
8. Restricted Cash
As of September 30, 2005, the Company maintained cash deposits of approximately $6.0 million in support of standby letters of credit, a bid bond, collateral for a mortgage and a bank guarantee. These deposits are classified as restricted cash, of which $395,000 is included in current assets and the balance of $5.6 million in non-current assets. The letters of credit require the Company to maintain corresponding compensating balances up to the amounts of the letters of credit. A total of $4.6 million in restricted cash should be released in increments of $2.3 million each in both December 2006 and May 2008, relative to the expiration of letters of credit supporting a performance bond and the Company’s leased facilities in San Francisco, CA, respectively. A $0.6 million certificate of deposit, used as collateral for the Company’s $9.9 million mortgage note payable on its Columbia, SC property, will be released in April 2008.
9. Segment Information and Geographic Data
The Company operates in one reportable segment, service delivery management (“SDM”), and sells software and services offerings to enable the three principal components of SDM: asset management, customer management and field service management. Neither the acquisition of Indus Utility Systems, Inc. (“IUS”) nor the acquisition of Wishbone Systems, Inc. (“Wishbone”) resulted in a new business segment for the Company.
Geographic revenue information for the three and six-month periods ended September 30, 2005 and 2004 is based on customer location, and is shown in thousands. Long-lived asset information is based on the physical location of the assets.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue (based on customer location):
North America	$28,157	$26,476	$55,575	$52,546
Europe, Middle East and Africa	2,912	4,964	7,316	9,779
Asia Pacific, including Japan	1,789	1,126	3,587	8,793

Total consolidated revenue	$32,858	$32,566	$66,478	$71,118

	September 30,	March 31,
	2005	2005
Long-lived assets:
North America	$28,090	$30,286
Others	561	469

Total consolidated long-lived assets	$28,651	$30,755

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
License and hosting agreements with customers generally contain infringement indemnity provisions. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with patent, copyright, trademark or trade secret infringement claims made by third parties with respect to the customer’s authorized use of our products and services. The indemnity provisions generally provide for the Company to control defense and settlement and cover costs and damages finally awarded against the customer. The indemnity provisions also generally provide that if the Company’s products infringe, or in the Company’s opinion it is likely that they will be found to infringe, on the rights of a third-party, the Company will, at its option and expense, procure the right to use the infringing product, modify the product so it is no longer infringing, or return the product for a partial refund that reflects the reasonable value of prior use. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations. The Company accounts for these indemnity obligations in accordance with SFAS No. 5, “Accounting for Contingencies,” and records a liability for these obligations when a loss is probable and reasonably estimable. The Company has not recorded any liabilities for these arrangements as of September 30, 2005.
Services agreements with customers may also contain indemnity provisions for death, personal injury or property damage caused by the Company’s personnel or contractors in the course of performing services to customers. Under these agreements, the Company generally agrees to indemnify, defend and hold harmless the customer in connection with death, personal injury and property damage claims made by third parties with respect to actions of the Company’s personnel or contractors. These indemnity provisions generally provide for the Company’s control of defense and settlement and cover costs and damages finally awarded against the customer. The indemnity obligations contained in services agreements generally have no specified expiration date and no specified monetary limitation on the amount of award covered. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations and estimates the fair value of these potential obligations to be nominal. Accordingly, no liabilities have been recorded for these agreements as of September 30, 2005.
Some services agreements require the Company to maintain performance bonds as security for the performance of the Company’s obligations under those agreements. Some of the performance bonds require cash to be restricted as collateral. The obligations to maintain these bonds typically expire either at a date specified in the applicable contract or upon the performance of the Company’s obligations. Due to the Company’s historical experience of successful software implementations, the Company has no significant history of payment under these types of bonds. The Company has not recorded any liabilities for these arrangements as of September 30, 2005.
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
12. Goodwill and Acquisition-Related Intangible Assets
Goodwill represents the excess of purchase price over fair value of net assets acquired. Goodwill is not amortized, but is subject to impairment testing criteria. For purposes of its impairment testing, the Company considers itself to be a single reporting unit and assesses goodwill impairment on an enterprise-wide level. The Company evaluates the carrying value of goodwill annually as of December 31 and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the asset below its carrying amount. The Company has recorded goodwill of $0.4 million associated with the acquisition of IUS and $7.0 million associated with the acquisition of Wishbone. No impairment losses have been recorded through September 30, 2005.
Acquisition-related intangible assets are stated at cost less accumulated amortization, and include values for developed technology, customer base, contracts and trade names. Acquired technology is being amortized over the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. Other intangible assets are being amortized on a straight-line basis over periods from two to fifteen years. Total amortization expense for intangible assets was $369,000 and $520,000 for the three months ended September 30, 2005 and 2004, respectively, and was $739,000 and $1.0 million for the six months ended September 30, 2005 and 2004, respectively, and is included in general and administrative expense in the accompanying condensed consolidated statements of operations.
Acquisition-related intangible assets consist of the following (in thousands):

September 30,
2005
Acquired trademarks	$730
Acquired technology	2,870
Acquired contracts and customer base	10,920

Total acquired intangible assets	14,520
Less accumulated amortization	(4,723)

Net intangible assets	$9,797

The remaining weighted-average amortization period on all acquired intangible assets is approximately ten years. Trademarks and technology have a remaining weighted-average amortization period of approximately three years and contracts and customer base have a remaining weighted-average amortization period of approximately twelve years. The Company expects future amortization expense from acquired intangible assets as of September 30, 2005 to be as follows (in thousands):

2006 (remainder of fiscal year)	$731
2007	1,432
2008	1,383
2009	814
2010	657
Thereafter	4,780

$9,797

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
The Company capitalized $7.7 million of development costs related to the internationalization of its Asset Suite product to Asian markets through March 31, 2004. The product became generally available for sale during the three months ended June 30, 2004, and the related capitalized software development costs became subject to amortization. In accordance with the provisions of SFAS No. 86, amortization is determined as the greater of the amount computed using (a) the ratio that current gross revenues for the product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining economic life of the product including the period being reported on. Amortization expense of $313,000 and $627,000 was recorded in the three and six months ended September 30, 2005, respectively, and is included in “Cost of revenue: Software license fees” in the accompanying condensed consolidated statements of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
In addition to historical information, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect management’s current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of phrases and expressions such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will” or other similar words or phrases. These statements, which speak only as of the date given, are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our expectations or projections. These risks include, but are not limited to, projected growth in the emerging service delivery management market, market acceptance of our service delivery management strategy in the utilities market and other industry verticals, current market conditions for our products and services, the capital spending environment generally, our ability to achieve growth in our Asset Suite, Customer Suite and Service Suite offerings, market acceptance and the success of our new products and enhancements and upgrades to our existing products, the success of our product development strategy, our competitive position, the ability to establish and retain partnership arrangements, our ability to develop our indirect sales channels, changes in our executive management team, uncertainty relating to and the management of personnel changes, risks related to international operations, including our ability to succeed in Japan, the ability to realize the anticipated benefits of our restructurings, revisions to estimates used in determining prior restructurings, timely development and introduction of new products, releases and product enhancements, current economic conditions, heightened security and war or terrorist acts in countries of the world that affect our business, and other risks identified in the section of this Report entitled “Factors Affecting Future Performance,” beginning on page 27. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.
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
Our SDM solutions also include consulting, training and educational services, and customer support, hosting and outsourcing services, offered as part of the Indus Service Select program. Service Select offerings include comprehensive implementation programs, strategic consulting, training and education solutions, and two-tiered customer maintenance and support plans.
Critical Accounting Policies
Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, accounts receivable and allowance for doubtful accounts, valuation of goodwill and intangibles and restructuring. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Software license fee revenue is recognized when a non-cancelable license arrangement becomes effective as evidenced by a signed contract, product delivery, a fixed or determinable license fee and probability of collection. If the license fee is not fixed or determinable, revenue is recognized as payments become due from the customer. In arrangements that include rights to multiple software products and/or services, the total arrangement fee is allocated among each of the deliverables using the residual method, under which revenue is allocated to undelivered elements based on vendor-specific objective evidence (“VSOE”) of fair value of such undelivered elements and the residual amounts of revenue are allocated to delivered elements. Elements included in multiple element arrangements may consist of software products, maintenance (which includes customer support services and unspecified upgrades), hosting and consulting services. VSOE is based on the price generally charged when an element is sold separately or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change when the element is sold separately. If VSOE does not exist for an undelivered element, the total arrangement fee will be taken to revenue either over the life of the contract or when the undelivered element is delivered.
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
Accounts Receivable and Allowance for Doubtful Accounts:
The Company maintains an allowance for doubtful accounts for estimated accounts receivable losses resulting from the inability or failure of its customers to make required payments. This allowance is formula-based, supplemented by an evaluation of specific accounts where there may be collectibility risk. If the methodology the Company uses to calculate this allowance does not properly reflect future collections, revenue could be overstated or understated. The Company evaluates the collectibility of specific accounts using a combination of factors, including the age of the outstanding balance(s), evaluation of the account’s financial condition, recent payment history, and discussions with the Company’s account executive for the specific customer. Based upon this evaluation of collectibility, any increase or decrease required in the allowance for doubtful accounts is reflected in the period in which the evaluation indicates that a change is necessary. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts was $665,000 as of September 30, 2005 and $562,000 as of March 31, 2005.
The Company generates a significant portion of revenues and corresponding accounts receivable from sales to the utility industry. As of September 30, 2005, approximately $9.7 million, or 62.8%, of the Company’s gross billed accounts receivable were attributable to software license fees and services sales to utility customers. In determining the Company’s allowance for doubtful accounts, the Company has considered the financial condition of the utility industry as a whole, as well as the financial condition of its individual utility customers.
Valuation of Intangible Assets and Goodwill:
The acquisitions of Indus Utility Systems, Inc. (“IUS”), formerly SCT Utility Systems, Inc., in March 2003 and Wishbone Systems, Inc. (“Wishbone”) in January 2004 resulted in the recording of goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, as well as other definite-lived intangible assets.
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

Restructuring:
In the six months ended September 30, 2004, the Company recorded restructuring charges of $11.5 million, which was comprised of (1) $6.9 million related to further consolidation of office space in San Francisco, CA and Atlanta, GA, which included vacating three floors in Atlanta and one additional floor in San Francisco, (2) $3.2 million for the elimination of approximately 70 positions, including the transfer of certain functions to the Company-owned office buildings in Columbia, SC and the outsourcing of some development functions to India and (3) $1.4 million for revisions to the Company’s assumptions for expected sublease income from two unoccupied floors in San Francisco, which was part of the headquarters relocation initiative. These restructuring charges have been recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No. 112, “Employer’s Accounting for Postemployment Benefits.”
Between January 1, 2000 and March 31, 2004, the Company recorded restructuring charges totaling $22.7 million relating to two restructuring initiatives: (1) the relocation of the Company’s headquarters from San Francisco to Atlanta and (2) the suspension of the United Kingdom Ministry of Defense (“MoD”) project.
As of September 30, 2005, $10.4 million remains in the current and long-term restructuring accruals. The office and business consolidation initiative represents $4.7 million of the remaining accrual and relates to excess lease costs associated with subleasing the Company’s vacated office space in Atlanta and San Francisco. The remainder of the accrual balance, $5.7 million, represents the headquarters relocation initiative and relates to excess lease costs associated with subleasing the Company’s vacated office space in San Francisco and Dallas, TX.
As of September 30, 2005, the Company has been unable to sublease its excess office space in Atlanta. The restructuring accrual recorded for the Atlanta facility assumes the space would be subleased by December 1, 2005. Should rental conditions in the Company’s Atlanta location deteriorate to the point where the remaining redundant office space is not leased by December 1, 2005, the Company could incur additional restructuring charges of up to approximately $6.6 million in the quarter ended December 31, 2005. Should rental conditions improve, it is possible that higher than anticipated sublease income will be generated. In addition, the Company is considering other options with the landlord, including buying out the lease obligation. Any required increase or decrease in this accrual will be reflected in the period in which the evaluation indicates that a change is necessary.
The restructuring accruals remaining as of September 30, 2005 are included in the condensed consolidated balance sheets in “Accrued liabilities” for amounts due within one year and “Other liabilities” for amounts due after one year.
Consolidated Results of Operations
Restatement of Financial Statements
In connection with the preparation of its financial statements for the fiscal year ended March 31, 2005, the Company conducted a review of its accounting for leases and leasehold improvements and identified errors in prior reported periods related to its (1) accounting for scheduled rent escalations, (2) accounting for lease incentives (in the form of tenant improvement reimbursements) and (3) amortization of leasehold improvements. Items (1) and (2), which account for the majority of the errors, relate to operating leases for office facilities entered into by the Company in 2000. As a result, the Company restated previously issued financial statements for the fiscal years ended December 31, 2000 through March 31, 2004, including the three-month transition period ended March 31, 2003, as well as the interim periods during fiscal 2005, to correct the Company’s historical accounting practices for leases and leasehold improvements. All interim periods during such time are affected by the restatements. Accordingly, the Company’s condensed consolidated financial statements for the three and six months ended September 30, 2004 have been restated to correct for the errors in accounting for leases and leasehold improvements. For the three and six months ended September 30, 2004, these corrections in the aggregate reduced the Company’s previously reported net loss by $56,000 and $977,000, respectively, or $0.00 and $0.02 per share, respectively.
Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Revenue

	Three Months Ended		%
	9/30/2005	9/30/2004	Change
		(As restated)
	(Unaudited)
	(In thousands)
Software license fees	$6,190	$6,541	(5.4%)
Percentage of total revenue	18.8%	20.1%

Support, outsourcing and hosting	14,779	15,321	(3.5%)
Percentage of total revenue	45.0%	47.0%

Consulting, training and other	11,889	10,704	11.1%
Percentage of total revenue	36.2%	32.9%

Total revenue	$32,858	$32,566

The Company’s revenue arises from two sources: (a) the sale of licenses to use its software products, and (b) the delivery of customer support, outsourcing, hosting, implementation, consulting, training and education services related to its software products. Customer support, outsourcing and hosting services are typically sold under agreements lasting one or more years, the revenue from which is recognized, in most cases, ratably over the periods covered by the agreements.
Software license fees: Software license fees decreased 5.4% to $6.2 million in the three months ended September 30, 2005. The decrease in software license fees is due to the timing of sales. For example, in October 2005 the Company completed a license deal of approximately $900,000. Sales of Asset Suite into our core markets, which have proven healthy, comprise a significant portion of our software license fees, combined with sales of Service Suite, which continues to grow from an expanding pipeline of opportunities. For example, in the quarter ended September 30, 2005, the Company completed a seven figure license deal for the Service Suite product with a major North American electronics retailer and service provider.
Support, outsourcing and hosting: Support, outsourcing and hosting revenue decreased 3.5% to $14.8 million in the three months ended September 30, 2005. In October 2004, the Company did not renew a non-strategic outsourcing contract with a municipality which provided recurring revenues of approximately $1.0 million per quarter. The absence of this contract is the principal reason for the decline in support, outsourcing and hosting revenue during the quarter ended September 30, 2005. Overall support revenues continue to grow with sales of additional customer support agreements along with new sales of software, in addition to strong renewal rates on existing customer support agreements.
Consulting, training and other: Consulting, training and other revenue increased 11.1% to $11.9 million in the three months ended September 30, 2005. The current quarter reflected more engagements for consulting services, including a significant engagement to implement Customer Suite in a major utility. In fiscal 2005, the Company initiated a strategic program to better and more frequently collaborate with third party systems integrators and certified business partners in its delivery of consulting, training and other services in order to provide greater business scalability and the potential introduction into more opportunities for sales of its software products. Over time, this strategy may yield less consulting, training and other services as a percentage of overall revenues for the Company.
Cost of Revenue

	Three Months Ended		%
	9/30/2005	9/30/2004	Change
		(As restated)
	(Unaudited)
	(In thousands)
Cost of software license fees	$298	$581	(48.7%)
Percentage of software license revenue	4.8%	8.9%

Cost of support, outsourcing and hosting	3,583	4,429	(19.1%)
Percentage of support, outsourcing and hosting revenue	24.2%	28.9%

Cost of consulting, training and other	9,627	9,385	2.6%
Percentage of consulting, training and other revenue	81.0%	87.7%

Total cost of revenue	$13,508	$14,395

Cost of revenue consists of (a) amortization of the costs associated with internally developed software, (b) amounts paid to third parties for inclusion of their products in some of the Company’s software products, (c) personnel, data maintenance and related costs for customer support, hosting and outsourcing services, and (d) personnel and related costs for consulting and training services.
Cost of software license fees: The 48.7% decrease in cost of software license fees in the three months ended September 30, 2005 is attributable to a product mix with lower costs for third party software, which is included in some of the Company’s products.
Cost of services revenue —support, outsourcing and hosting: The 19.1% decrease in cost of customer support, outsourcing and hosting services in the three months ended September 30, 2005 is attributable to two factors: (1) the efficiencies gained through consolidation of the Company’s North American customer support operations in Columbia, SC as part of the Company’s business restructuring plan implemented during the first quarter of fiscal 2005; and (2) the elimination of personnel associated with the non-strategic outsourcing contract that was not renewed during the quarter, as noted above.
Cost of services revenue — consulting, training and other: Cost of consulting, training and other services increased 2.6% in the three months ended September 30, 2005, which corresponds with an 11.1% increase in consulting, training and other revenue in the same period. This increase in business required the Company to increase its staffing levels, primarily through the use of independent contractors. The Company’s ongoing strategic resource plans call for more efficient use of personnel, both internal and external, in the delivery of consulting, training and other services.
Operating Expenses

	Three Months Ended		%
	9/30/2005	9/30/2004	Change
		(As restated)
	(Unaudited)
	(In thousands)
Research and development	$7,377	$7,364	0.2%
Percentage of total revenue	22.5%	22.6%

Sales and marketing	6,473	6,929	(6.6%)
Percentage of total revenue	19.7%	21.3%

General and administrative	3,945	3,758	5.0%
Percentage of total revenue	12.0%	11.5%

Restructuring expense	41	1,937	(97.9%)
Percentage of total revenue	0.1%	5.9%

Total operating expense	$17,836	$19,988

Research and development: Research and development expenses include personnel and related costs, primarily internal and offshore, all directly attributable to the development of new software products and enhancements to existing products. Research and development expenses for the three months ended September 30, 2005 remain consistent with that of the same period of the prior year. We continue to utilize research and development resources in India to supplement our research and development efforts.
Sales and marketing: Sales and marketing expenses include personnel costs, sales commissions, and the costs of advertising, public relations, and participation in industry conferences and trade shows. The $0.5 million reduction in sales and marketing expenses for the three months ended September 30, 2005 from the same period in the prior year is attributable to lower personnel-related costs and the Company’s continued efforts toward cost containment and better allocation of resources.
General and administrative: General and administrative expenses include personnel and other costs of the Company’s finance, legal, human resources and administrative operations. The $0.2 million increase in general and administrative expenses for the three months ended September 30, 2005 from the same period of the prior year is principally attributable to increased costs associated with the Company’s Sarbanes-Oxley compliance plans and other governance activities.
Restructuring expenses: The Company recorded $41,000 in restructuring costs in the three months ended September 30, 2005, which reflects quarterly accretion on the lease obligations recorded as part of prior business restructuring activities. The Company recorded a $1.9 million restructuring charge in the three months ended September 30, 2004, which was primarily related to severance costs associated with the elimination of approximately 70 positions worldwide, necessitated by more extensive use of offshore development resources in India and consolidation of certain other business functions.
The Company could incur additional increases or decreases to its existing accruals in the event that the underlying assumptions used to develop the Company’s estimates of excess lease costs change, such as the timing and the amount of any sublease income. As of September 30, 2005, the Company has been unable to sublease its excess office space in Atlanta. The restructuring accrual recorded for the Atlanta facility assumes the space would be subleased by December 1, 2005. Should rental conditions in the Company’s Atlanta location deteriorate to the point where the remaining redundant office space is not leased by December 1, 2005, the Company could incur additional restructuring charges of up to approximately $6.6 million in the quarter ended December 31, 2005. Should rental conditions improve, it is possible that higher than anticipated sublease income will be generated. In addition, the Company is considering other options with the landlord, including buying out the lease obligation. Any required increase or decrease in this accrual will be reflected in the period in which the evaluation indicates that a change is necessary.
Interest Expense, Other Income and Provision for Income Taxes

	Three Months Ended		%
	9/30/2005	9/30/2004	Change
		(As restated)
	(Unaudited)
	(In thousands)
Interest expense, net	$(31)	$(132)	(76.5%)
Percentage of total revenue	(0.1%)	(0.4%)

Other income (expense), net	111	(65)	(270.8%)
Percentage of total revenue	0.3%	(0.2%)

Provision for income taxes	12	117	(89.7%)
Percentage of total revenue	0.0%	0.4%
Interest expense, net: Interest expense, net arises from interest expense on a mortgage note payable offset by interest income generated from the Company’s invested cash balances, which have been higher in the current year.
Other income (expense), net: Other income (expense), net is primarily attributable to foreign exchange gains or losses. Foreign exchange gains were $108,000 in the three months ended September 30, 2005 as compared to foreign exchange losses of $65,000 for the same period of 2004. This variance reflects changes in the relative values of foreign currencies in which the Company does business against the U.S. dollar.
Provision (benefit) for income taxes: Income taxes include federal, state and foreign income taxes. Income taxes recorded in the three months ended September 30, 2005 and 2004 represent withholding taxes on income sourced in foreign jurisdictions. As of September 30, 2005, the Company had significant net operating losses (“NOLs”) to carry forward to offset future U.S taxable income through 2025. The Company has determined, upon the advice and review of its tax experts, that its utilization of the NOLs will be subject to annual limitations under the “change in ownership” provisions of Section 382 of the Internal Revenue Code and similar state provisions due to a greater than 50 percent change in the Company’s ownership during a three-year period that ended in fiscal year 2005. These annual limitations will limit the amount of NOLs available to offset taxable income in fiscal year 2006 and future years. Depending on the amount and timing of any taxable income, these limitations could also result in the expiration of a portion of the available NOLs before utilization. The Company has considered the potential effects of any such limitations on the utilization of these net operating losses in its financial earnings forecasts provided to the public for the fiscal year ending March 31, 2006.
Six Months Ended September 30, 2005 Compared to Six Months Ended September 30, 2004
Revenue

	Six Months Ended		%
	9/30/2005	9/30/2004	Change
		(As restated)
	(Unaudited)
	(In thousands)
Software license fees	$12,793	$15,975	(19.9%)
Percentage of total revenue	19.3%	22.5%

Support, outsourcing and hosting	29,064	30,115	(3.5%)
Percentage of total revenue	43.7%	42.3%

Consulting, training and other	24,621	25,028	(1.6%)
Percentage of total revenue	37.0%	35.2%

Total revenue	$66,478	$71,118

Software license fees: Software license fees decreased 19.9% to $12.8 million in the six months ended September 30, 2005. Sales of Asset Suite into our core markets, which have proved healthy, comprise a significant portion of our software license fees, combined with sales of Service Suite, which continues to grow from an expanding pipeline of opportunities. For example, in the quarter ended September 30, 2005, the Company completed a seven figure license deal for the Service Suite product with a major North American electronics retailer and service provider. Greater than $5.0 million of software license revenue for the six month period ended September 30, 2004 related to the recognition of license fees under a contract executed in March 2003 with Tokyo Electric Power Company (“TEPCO”). The TEPCO license fee, originally classified as deferred revenue beginning with the quarter ended March 31, 2003, was recognized as revenue after the delivery of and acceptance by TEPCO of the double-byte character-enabled version of Asset Suite, which became generally available for sale in April 2004. The principal reason for the decrease in software license fees is that the six months ended September 30, 2005 did not include the recognition of a significant amount of license fees previously classified as deferred revenue as did the same period of the prior year.
Support, outsourcing and hosting: Support, outsourcing and hosting revenue decreased 3.5% to $29.1 million in the six months ended September 30, 2005. In October 2004, the Company did not renew a non-strategic outsourcing contract with a municipality which provided recurring revenues of approximately $1.0 million per quarter. The absence of this contract is the principal reason for the decline in support, outsourcing and hosting revenue during the six months ended September 30, 2005. Overall support revenues continue to grow with sales of additional customer support agreements along with new sales of software, in addition to strong renewal rates on existing customer support agreements.
Consulting, training and other: Consulting, training and other revenue decreased 1.6% to $24.6 million in the six months ended September 30, 2005. In fiscal 2005, the Company initiated a strategic program to better and more frequently collaborate with third party systems integrators and certified business partners in its delivery of consulting, training and other services in order to provide greater business scalability and the potential introduction into more opportunities for sales of its software products. Over time, this strategy may yield less consulting, training and other services as a percentage of overall revenues for the Company.
Cost of Revenue

	Six Months Ended		%
	9/30/2005	9/30/2004	Change
		(As restated)
	(Unaudited)
	(In thousands)
Cost of software license fees	$978	$2,650	(63.1%)
Percentage of software license revenue	7.6%	16.6%

Cost of support, outsourcing and hosting	7,035	9,422	(25.3%)
Percentage of support, outsourcing and hosting revenue	24.2%	31.3%

Cost of consulting, training and other	18,918	19,954	(5.2%)
Percentage of consulting, training and other revenue	76.8%	79.7%

Total cost of revenue	$26,931	$32,026

Cost of software license fees: The 63.1% decrease in cost of software license fees in the six months ended September 30, 2005 is attributable to less amortization of capitalized software development costs related to a double-byte character-enabled version of our Asset Suite. Amortization expense was $0.6 million for the six months ended September 30, 2005, as compared to $1.7 million for the six months ended September 30, 2004. More amortization expense was recorded in the 2004 period due to the substantially greater amount of software license fees recognized from the double-byte character-enabled product.
Cost of services revenue —support, outsourcing and hosting: The 25.3% decrease in cost of customer support, outsourcing and hosting services in the six months ended September 30, 2005 is attributable to two factors: (1) the efficiencies gained through consolidation of the Company’s North American customer support operations in Columbia, South Carolina as part of the Company’s business restructuring plan implemented during the first quarter of fiscal 2005; and (2) the elimination of personnel associated with the non-strategic outsourcing contract that was not renewed during the quarter, as noted above.
Cost of services revenue — consulting, training and other: Cost of consulting, training and other services decreased 5.2% in the six months ended September 30, 2005 due to staffing reductions within our professional services organization to more closely align our resources with our business plans and forecasts. These reductions occurred during the six month period ended September 30, 2004 and the full benefit of these reductions was not realized until future periods. The Company’s ongoing strategic resource plans call for more efficient use of personnel, both internal and external, in the delivery of consulting, training and other services.
Operating Expenses

	Six Months Ended		%
	9/30/2005	9/30/2004	Change
		(As restated)
	(Unaudited)
	(In thousands)
Research and development	$15,213	$16,067	(5.3%)
Percentage of total revenue	22.9%	22.6%

Sales and marketing	13,415	14,947	(10.2%)
Percentage of total revenue	20.2%	21.0%

General and administrative	7,748	7,346	5.5%
Percentage of total revenue	11.7%	10.3%

Restructuring expense	84	11,538	(99.3%)
Percentage of total revenue	0.1%	16.2%

Total operating expense	$36,460	$49,898

Research and development: Research and development expenses include personnel and related costs, primarily internal and offshore, and third party consultant fees, all directly attributable to the development of new software products and enhancements to existing products. Research and development expenses for the six months ended September 30, 2005 decreased 5.3% to $15.2 million from $16.1 million in the same period of the prior year due to lower personnel and related costs. We continue to utilize research and development resources in India to supplement our research and development efforts.
Sales and marketing: Sales and marketing expenses include personnel costs, sales commissions, and the costs of advertising, public relations, and participation in industry conferences and trade shows. The $1.5 million reduction in sales and marketing expenses for the six months ended September 30, 2005 from the same period in the prior year is attributable to lower personnel-related costs and the Company’s continued efforts toward cost containment and better allocation of resources.
General and administrative: General and administrative expenses include personnel and other costs of the Company’s finance, legal, human resources and administrative operations. The $0.4 million increase in general and administrative expenses for the six months ended September 30, 2005 from the same period of the prior year is principally attributable to increased costs associated with the Company’s Sarbanes-Oxley compliance plans and other governance activities.
Restructuring expenses: The Company recorded $84,000 in restructuring costs in the six months ended September 30, 2005, which reflects quarterly accretion on the lease obligations recorded as part of prior business restructuring activities. The Company recorded an $11.5 million restructuring charge in the six months ended September 30, 2004. The restructuring charge comprised two components, both incurred in conjunction with the Company’s continued efforts to more closely align its resources with its strategic plans: (1) $8.3 million associated with the abandonment of redundant office space and revisions to the Company’s estimates of the costs of previously abandoned office space in San Francisco, CA and the Company’s headquarters in Atlanta, GA and (2) $3.2 million of severance costs associated with the elimination of approximately 140 positions worldwide, necessitated by more extensive use of offshore development resources in India and consolidation of certain other business functions.
The Company could incur additional increases or decreases to its existing accruals in the event that the underlying assumptions used to develop the Company’s estimates of excess lease costs change, such as the timing and the amount of any sublease income. As of September 30, 2005, the Company has been unable to sublease its excess office space in Atlanta. The restructuring accrual recorded for the Atlanta facility assumes the space would be subleased by December 1, 2005. Should rental conditions in the Company’s Atlanta location deteriorate to the point where the remaining redundant office space is not leased by December 1, 2005, the Company could incur additional restructuring charges of up to approximately $6.6 million in the quarter ended December 31, 2005. Should rental conditions improve, it is possible that higher than anticipated sublease income will be generated. In addition, the Company is considering other options with the landlord, including buying out the lease obligation. Any required increase or decrease in this accrual will be reflected in the period in which the evaluation indicates that a change is necessary.
Interest Expense, Other Income and Provision for Income Taxes

	Six Months Ended		%
	9/30/2005	9/30/2004	Change
		(As restated)
	(Unaudited)
	(In thousands)
Interest expense, net	$(52)	$(242)	(78.5%)
Percentage of total revenue	(0.1%)	(0.3%)

Other income, net	188	129	45.7%
Percentage of total revenue	0.3%	0.2%

Provision for income taxes	28	220	(87.3%)
Percentage of total revenue	0.0%	0.3%
Interest expense, net: Interest expense, net arises from interest expense on a mortgage note payable offset by interest income generated from the Company’s invested cash balances, which have been higher in the current year.
Other income, net: Other income, net is primarily attributable to foreign exchange gains or losses. Foreign exchange gains were $170,000 in the six months ended September 30, 2005 as compared to foreign exchange losses of $111,000 for the same period of 2004. This variance reflects changes in the relative values of foreign currencies in which the Company does business against the U.S. dollar.
Provision (benefit) for income taxes: Income taxes include federal, state and foreign income taxes. Income taxes recorded in the six months ended September 30, 2005 and 2004 represent taxes on income sourced in foreign jurisdictions. As of September 30, 2005, the Company has significant NOLs to carry forward to offset future U.S taxable income through 2025. The Company has determined, upon the advice and review of its tax experts, that its utilization of the NOLs will be subject to annual limitations under the “change in ownership” provisions of Section 382 of the Internal Revenue Code and similar state provisions due to a greater than 50 percent change in the Company’s ownership during a three-year period that ended in fiscal year 2005. These annual limitations will limit the amount of NOLs available to offset taxable income in fiscal year 2006 and future years. Depending on the amount and timing of any taxable income, these limitations could also result in the expiration of a portion of the available NOLs before utilization. The Company has considered the potential effects of any such limitations on the utilization of these net operating losses in its financial earnings forecasts provided to the public for the fiscal year ending March 31, 2006.
Liquidity and Capital Resources
As of September 30, 2005, the Company’s principal sources of liquidity consisted of approximately $32.4 million in cash and cash equivalents and $6.0 million in short and long-term restricted cash. The Company generated $5.4 million of cash flow from operations for the six months ended September 30, 2005 and increased cash and cash equivalents by $4.7 million over that same period.
During the six months ended September 30, 2005:

•	Cash of $5.4 million was provided by operating activities. Operating income of $3.1 million plus favorable collections of outstanding accounts receivable were the principal sources of cash during the six months ending September 30, 2005. The Company generated operating income in the first two quarters of fiscal 2006 and the third and fourth quarters of fiscal 2005 largely through better execution on its business plans and realization of the financial benefits from the Company’s restructuring activities in the first half of fiscal 2005. Days’ sales outstanding (“DSO”) declined from 70 days at March 31, 2005 to 66 days at September 30, 2005. The cash from favorable collections was reduced by higher payments associated with sales incentive plans, management bonuses, and related payments tied to prior fiscal year performance, and $2.7 million of payments on obligations from prior restructuring activities.

Quarterly renewals of annual customer support agreements are lowest in our June and March quarters as compared to customer support revenue recognized, thereby having the effect of lowering calculated DSO and reducing the Company’s deferred revenue balance as of quarter end. We would anticipate DSO to increase in our December quarter as quarterly renewals of annual customer support agreements are higher as compared to customer support revenue recognized, thereby having the effect of increasing DSO and increasing the Company’s deferred revenue balance as of quarter end. The timing of cash collections associated with renewals of annual customer support agreements is significant to the Company’s quarterly cash flows.

The Company’s prior year losses have resulted in significant NOLs to carry forward to offset future U.S taxable income through 2025. The Company has determined, upon the advice and review of its tax experts, that utilization of the NOLs will be subject to annual limitations under the “change in ownership” provisions of Section 382 of the Internal Revenue Code and similar state provisions due to a greater than 50 percent change in the Company’s ownership during a three-year period that ended in fiscal year 2005. These annual limitations will limit the amount of NOLs available to offset taxable income in fiscal year 2006 and future years. Depending on the amount and timing of any taxable income, these limitations could also result in the expiration of a portion of the available NOLs before utilization. To date, the Company has paid minimal income taxes as a result of the NOLs. The limitation on the NOLs may cause the Company to be in a tax payment position.

•	Cash of $0.8 million was used in investing activities for capital expenditures, which consist principally of purchases of computers, equipment and technology, which have been reduced to a level to ensure consistency in operations and customer success.

•	Cash related to financing activities includes debt payments of $0.7 million and proceeds from stock option exercises of $0.9 million.
Commitments Under Prior Restructuring Activities:
During the six months ended September 30, 2005, the Company disbursed $2.7 million in payments on obligations from prior restructuring activities. Future payments for these prior restructuring activities are projected to be $2.3 million for the remainder of fiscal 2006, $5.7 million over the fiscal years 2007-2008, and $2.3 million over the fiscal years 2009-2012, for an aggregate total of $10.3 million.
As of September 30, 2005, the Company has been unable to sublease its excess office space in Atlanta. The restructuring accrual recorded for the Atlanta facility assumes the space would be subleased by December 1, 2005. Should rental conditions in the Company’s Atlanta location deteriorate to the point where the remaining redundant office space is not leased by December 1, 2005, the Company could incur additional restructuring charges of up to approximately $6.6 million in the quarter ended December 31, 2005. This amount would be paid out over the remainder of the lease, which terminates in 2012. Should rental conditions improve, it is possible that higher than anticipated sublease income will be generated. In addition, the Company is considering other options with the landlord, including buying out the lease obligation. Such options may entail a significant cash outlay.
Restricted Cash:
As of September 30, 2005, the Company maintained cash deposits of approximately $6.0 million in support of standby letters of credit, a bid bond, collateral for a mortgage and a bank guarantee. These deposits are classified as restricted cash, of which $395,000 is included in current assets and the balance of $5.6 million in non-current assets. The letters of credit require the Company to maintain corresponding compensating balances up to the amounts of the letters of credit. A total of $4.6 million in restricted cash should be released in increments of $2.3 million each in both December 2006 and May 2008, relative to the expiration of letters of credit supporting a performance bond and the Company’s leased facilities in San Francisco, CA, respectively. At both dates there was a $0.6 million certificate of deposit, used as collateral for the Company’s $9.9 million mortgage note payable on its Columbia, SC property, which will be released in April 2008.
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
Our operating results have fluctuated in the past, and our results may fluctuate significantly in the future. Our operating results may fluctuate from quarter-to-quarter and may be negatively affected as a result of a number of factors, including:
•	the variable size and timing of individual license transactions and services engagements;

•	delays in maintenance renewals or non-renewals or cancellation of maintenance services;

•	changes in the proportion of revenues attributable to license fees, hosting fees and services;

•	successful completion of customer funded development;

•	restructuring charges related to internal restructuring activities, including possible revisions to assumptions underlying previous restructuring charges;

•	changes in the level of operating expenses;

•	our success in, and costs associated with, developing, introducing and marketing new products;

•	delays associated with product development, including the development and introduction of new products and new releases of existing products;

•	the development and introduction of new operating systems and/or technological changes in computer systems that require additional development efforts;

•	software defects and other product quality problems and the costs associated with solving those problems; and

•	personnel changes, including changes in our management.
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
We generated net losses of $12.0 million and $6.1 million in the fiscal years ended March 31, 2004 and 2005, respectively, and used cash of $3.4 million and provided cash of $1.3 million in operating activities during the same periods. We were profitable and cash flow positive in the third and fourth quarters of fiscal 2005 and the first and second quarters of fiscal 2006. However, if we are unable to maintain consistent profitability and positive cash flow from operations in future quarters, it will negatively affect our capacity to implement our business strategy and may require us to take actions in the short-term that will impair the long-term prospects of our business. If we are unable to maintain consistent profitability and positive cash flow from operations in future quarters, it may also result in liquidity problems and impair our ability to finance our continuing business operations on terms that are acceptable to us. Further, we may need to enter into financing transactions that are dilutive to our stockholders’ equity ownership in our company.
If the markets for service delivery management solutions and our Service Suite solution do not grow as anticipated or if our service delivery management solutions are not accepted in the marketplace, we may not be able to grow our business.
Given the saturation of the market for asset management and customer management software generally, we broadened our product offerings to include our Service Suite in order to compete in the service delivery management market. The market for service delivery management solutions in general, and our Service Suite solution in particular, are emerging markets and may not evolve as we anticipate they will. If customers’ demands in these emerging markets do not grow as anticipated or if our service delivery management solution and Service Suite solutions are not accepted in the marketplace, then we may not be able to grow our business.

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
During fiscal 2005, a substantial portion of our software license sales were to existing customers. This has been part of our strategy to license our service delivery management solutions to our installed base of customers. However, in the future we believe we will need to grow the percentage our software license sales that are made to new customers because those sales typically generate more new services revenue. If we are not able to grow our software license sales to new customers, it will impair our ability to grow our business and maintain consistent profitability.
Our ability to use our net operating loss carryforwards to reduce future consolidated taxable income will be subject to annual limitations under U.S. tax rules, which could have a negative effect on financial results in future periods.
As of September 30, 2005, we had net operating loss carryforwards of approximately $68.6 million available for federal income tax purposes. Such carryforwards may be used to reduce consolidated taxable income, if any, in future years. These net operating loss carryforwards begin to expire in the year 2025. We have determined, upon the advice and analysis of our tax experts, that utilization of these net operating loss carryforwards will be subject to annual limitations under the provisions of Section 382 of the Internal Revenue Code due to changes in our ownership. These annual limitations may cause the Company to be in a tax payment position in future years, which could have a negative effect on financial results. Depending on the amount and timing of any taxable income, these annual limitations may also hinder our ability to utilize all of the net operating loss carryforwards before they expire.
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
We have experienced significant change in our executive management team and our board of directors and the current executive management team and board have only recently begun to work together.
We have experienced significant change in our executive management team and our board of directors. In October 2005, Patrick Henn joined the Company as Executive Vice President and Chief Financial Officer. We appointed Joseph Trino as Executive Vice President of Corporate Strategy in January 2005. Gregory Dukat was promoted to Chief Executive Officer and John Gregg was promoted to Executive Vice President of Field Operations in February 2004. Furthermore, we have experienced significant change in our board of directors as five of our current seven board members have been on the board eighteen months or less. The current executive management team and the board of directors have only recently begun to work together, and they may be unable to integrate and work effectively as a team. There are no assurances that we will be able to motivate and retain the current executive management team or that they will be able to work together effectively. There are also no assurances that there will not be further turnover on our board of directors. If we lose any member of our executive management team or they are unable to work together effectively, or if there is further board turnover, our business, operations and financial results could be adversely affected.
Our success depends upon our ability to attract and retain key personnel.
Our future success depends, in significant part, upon the continued service of our key technical, sales and senior management personnel, as well as our ability to attract and retain new personnel. Competition for qualified sales, consulting, technical and other personnel is intense, and there can be no assurance that we will be able to attract, assimilate or retain additional highly qualified employees in the future. Our ability to attract, assimilate and retain key personnel may be adversely impacted by the fact that we reduced our work force by approximately 28% during the fiscal year ended March 31, 2005. If we are unable to offer competitive salaries and bonuses, our key sales, consulting, technical and senior management personnel may be unwilling to continue service for us, and it may be difficult for us to attract new personnel. If we are unable to hire and retain personnel, particularly in senior management positions, our business, operating results and financial condition will be materially adversely affected. The loss of any of our key sales, consulting, technical and senior management personnel, particularly if lost to competitors, could impair our ability to grow business. Further additions of new personnel and departures of existing personnel, particularly in key positions, could be disruptive and have a material adverse effect on our business, operating results and financial condition.
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
We have taken net charges for restructuring of $10.2 million in 2001, $8.2 million in 2002, $2.2 million in the three-month transition period ended March 31, 2003, $44,000 in the fiscal year ended March 31, 2004, $10.4 million in the fiscal year ended March 31, 2005, $43,000 in the three months ended June 30, 2005 and $41,000 in the three months ended September 30, 2005. There can be no assurance that additional charges for restructuring expenses will not be required in future periods. Significant future restructuring charges could cause financial results to be unfavorable.
Assumptions underlying our prior restructuring charges may need to be revised which could have unfavorable financial results.
Assumptions underlying our prior restructuring charges may need to be revised from time to time for a variety of reasons, including, for example, revisions related to changes in market conditions and the timing of estimated sublease income as to the subleasing of leased property in areas where we have consolidated office space. Any such revised assumptions could cause adjustments to our prior restructuring charges, which could have unfavorable financial results. For example, we are nearing the estimated start date for estimated sublease income related to redundant office space at our Atlanta location. If we are unable to sublease the excess space in Atlanta, we could incur additional charges of up to $6.6 million in the quarter ended December 31, 2005 due to revised assumptions.
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
We believe that our future growth will depend, in part, on developing and maintaining successful strategic relationships or partnerships with systems integrators and other technology companies. One of our strategies is to continue to increase the proportion of customers served through these indirect channels. If we are not able to successfully partner with qualified systems integrators and other technology companies, it could adversely affect our results of operations. Because lower unit prices are often charged on sales made through indirect channels, increased indirect sales could reduce our average selling prices and result in lower gross margins. As indirect sales increase, our direct contact with our customer base could decrease, and we may have more difficulty accurately forecasting sales, evaluating customer satisfaction and recognizing emerging customer requirements. In addition, sales of our products through indirect channels may reduce our service revenues, as the third-party systems integrators reselling our products provide these services. Further, when third-party integrators install our products and train customers to use our products, it could result in incorrect product installation, failure to properly train the customer, or general failure of an integrator to satisfy the customer, which could have a negative effect on our relationship with the integrator and the customer. Such problems could damage our reputation and the reputation of our products and services. In addition, we may face additional competition from these systems integrators and third-party software providers who develop, acquire or market products competitive with our products.
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
International revenue (from sales outside the United States) accounted for approximately 24% of total revenue for the fiscal year ended March 31, 2005, 21% of total revenue for the three months ended June 30, 2005, and 19% of total revenue for the three months ended September 30, 2005. We maintain an operational presence and have established support offices in the United Kingdom, Australia, France and Japan. We expect international sales to continue to be a material component of our business. However, there can be no assurance that we will be able to maintain or increase international market demand for our products. In addition, international expansion may require us to localize products in additional countries, establish additional foreign operations and hire additional personnel. This may require significant management attention and financial resources and could adversely affect our operating margins. To the extent we are unable to expand foreign operations in a timely manner, our growth, if any, in international sales will be limited, and our business, operating results and financial condition could be materially and adversely affected.
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
Many patents, copyrights and trademarks have been issued in the software and technology markets in which we operate. As a result, we are subject from time to time to claims that our technology violates a third-party’s patents or other proprietary rights. These types of claims, with or without merit, can be time consuming and expensive to defend, or could cause us to pay substantial damages or settlement amounts. They could also require us to cease offering affected products, to enter into royalty or license agreements, or to license software under unfavorable terms. These types of claims may also damage our ability to sell products due to any uncertainty generated as to intellectual property ownership and may damage our customer relationships. Any of these possible results could have a material adverse effect upon our business, operating results and financial condition.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
The Company did not experience any material changes in market risk in the second quarter of fiscal 2006.
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
As described in Note 1 to the condensed consolidated financial statements, entitled Basis of Presentation, and as more fully described in Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, management reviewed the Company’s accounting practices for operating leases and leasehold improvements as a result of views expressed by the office of the Chief Accountant of the Securities and Exchange Commission in a February 7, 2005 letter to the American Institute of Certified Public Accountants, regarding certain operating lease accounting issues and their applicability under generally accepted accounting principles, and concluded that the Company’s previously established accounting practices for operating leases entered into in 2000 with scheduled escalating rental payments, tenant allowances and leasehold improvements were incorrect. Accordingly, the Company restated certain of its previously issued financial statements to reflect the correction in the Company’s accounting practices in these areas. As a result of this restatement, the Company concluded that it had a material weakness in controls over the selection and monitoring of its accounting practices used in its accounting for leases and leasehold improvements as of March 31, 2005. Due to this material weakness in controls, the Company’s Chief Executive Officer and Chief Financial Officer concluded that solely as a result of the foregoing lease accounting matter, the Company’s disclosure controls and procedures were not effective as of the end of the fiscal year covered by its Annual Report on Form 10-K for the year ended March 31, 2005.
Subsequent to March 31, 2005, to remediate the above referenced material weakness in the Company’s internal control over financial reporting and the ineffectiveness of its disclosure controls and procedures, the Company corrected its method of accounting for operating leases, tenant allowances and leasehold improvements.
In connection with the preparation of this Quarterly Report on Form 10-Q, as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q (September 30, 2005), the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as a result of the remediation of the material weakness described above, the Company’s disclosure controls and procedures were effective as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q (September 30, 2005).
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held its annual meeting of stockholders on October 17, 2005.
a.	At the annual meeting, Richard C. Cook, Gregory J. Dukat, Allen R. Freedman, Eric Haskell, Kenneth G. Lawrence, Thomas R. Madison, Jr. and Frederick J. Schwab were elected to the Company’s Board of Directors and Ernst & Young LLP was ratified as the Company’s independent registered public accounting firm for the fiscal year ending March 31, 2006.

b.	At the annual meeting, the Company’s stockholders voted their shares as follows:
1)	T he election of seven Directors. All Directors nominated were elected.

Name of Nominee	Number of Votes For	Number of Votes Withheld
Richard C. Cook	41,007,769	11,286,229
Gregory J. Dukat	41,144,050	11,149,948
Allen R. Freedman	40,988,645	11,305,353
Eric Haskell	49,607,490	2,686,508
Kenneth G. Lawrence	49,933,778	2,360,220
Thomas R. Madison, Jr.	41,124,796	11,169,202
Frederick J. Schwab	41,172,036	11,121,962
2)	Ratification of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending March 31, 2006. The appointment of Ernst & Young was ratified by the stockholders. There were 51,302,932 votes cast in favor of ratification and 990,316 votes were cast against it. There were 750 abstentions and zero broker non-votes.
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS
The following exhibits are filed or furnished herewith or are incorporated by reference.

Exhibit
Number	Description
10.1	Amendment No. 4 to the Indus International, Inc. 1997 Stock Plan, as amended

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32.1	Section 1350 Certification of CEO *

32.2	Section 1350 Certification of CFO *

*	This exhibit is furnished to the Securities and Exchange Commission and is not deemed to be filed with the Securities and Exchange Commission as part of this report.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDUS INTERNATIONAL, INC. (Registrant)
Date: November 4, 2005
/s/ Patrick M. Henn
Patrick M. Henn
Executive Vice President and Chief Financial Officer (Principal Financial & Accounting Officer)