Form 10-Q
period 2005-12-31
INDUS INTERNATIONAL INC
filed 2006-02-09
CIK 1041333

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐                 Accelerated filer ☑                 Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of February 7, 2006, the Registrant had outstanding 58,690,111 shares of Common Stock, $.001 par value.

Page
Part I: Financial Information

Item 1. Financial Statements (Unaudited):
Condensed Consolidated Balance Sheets — December 31, 2005 and March 31, 2005	3
Condensed Consolidated Statements of Operations — three and nine months ended December 31, 2005 and 2004	4
Condensed Consolidated Statements of Cash Flows — nine months ended December 31, 2005 and 2004	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures about Market Risks	39
Item 4. Controls and Procedures	39

Part II: Other Information

Item 1. Legal Proceedings	39
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3. Defaults Upon Senior Securities	40
Item 4. Submission of Matters to a Vote of Security Holders	40
Item 5. Other Information	40
Item 6. Exhibits	40

Signature	42
EX-10.1 THIRD AMENDMENT TO AMENDED AND RESTATED LEASE AGREEMENT
EX-10.2 SECOND AMENDMENT TO AMENDED AND RESTATED LEASE AGREEMENT
EX-10.3 FIRST AMENDMENT TO AMENDED AND RESTATED LEASE AGREEMENT
EX-10.5 FIRST AMENDMENT TO EMPLOYMENT AGREEMENT/GREGORY S. DUKAT
EX-10.8 FIRST AMENDMENT TO EMPLOYMENT AGREEMENT/JOSEPH T. TRINO
EX-10.11 FIRST AMENDMENT TO EMPLOYMENT AGREEMENT/PATRICK M. HENN
EX-10.14 FIRST AMENDMENT TO EMPLOYMENT AGREEMENT/JOHN D. GREGG
EX-31.1 SECTION 302, CERTIFICATION OF THE CEO
EX-31.2 SECTION 302, CERTIFICATION OF THE CFO
EX-32.1 SECTION 906, CERTIFICATION OF THE CEO
EX-32.2 SECTION 906, CERTIFICATION OF THE CFO

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INDUS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2005	March 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,205	$27,779
Restricted cash	769	194
Billed accounts receivable, net of allowance for doubtful accounts of $872 at December 31, 2005 and $562 at March 31, 2005	25,258	17,225
Unbilled accounts receivable	4,329	12,240
Other current assets	3,197	3,672

Total current assets	66,758	61,110
Property and equipment, net	27,698	30,755
Capitalized software, net	4,074	5,014
Goodwill	7,442	7,442
Acquired intangible assets, net	9,428	10,536
Restricted cash, non-current	5,293	5,821
Other assets	229	427

Total assets	$120,922	$121,105

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$767	$767
Accounts payable	4,432	4,208
Accrued liabilities	19,506	19,213
Deferred revenue	32,171	33,239

Total current liabilities	56,876	57,427
Income tax payable	2,813	3,137
Note payable, net of current portion	8,954	9,530
Other liabilities	5,291	10,598
Stockholders’ equity:
Common stock	59	58
Additional paid-in capital	162,488	165,280
Treasury stock	—	(4,681)
Deferred compensation	(513)	—
Accumulated deficit	(115,204)	(121,322)
Accumulated other comprehensive income	158	1,078

Total stockholders’ equity	46,988	40,413

Total liabilities and stockholders’ equity	$120,922	$121,105

See accompanying notes.

INDUS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
		(As restated —		(As restated —
		see Note 1)		see Note 1)
Revenue:
Software license fees	$8,075	$7,041	$20,867	$23,016
Services:
Support, outsourcing and hosting	15,189	14,153	44,253	44,267
Consulting, training and other	11,480	12,477	36,103	37,506

Total services	26,669	26,630	80,356	81,773

Total revenue	34,744	33,671	101,223	104,789

Cost of revenue:
Software license fees	496	598	1,474	3,248
Services:
Support, outsourcing and hosting	3,578	3,875	10,613	13,297
Consulting, training and other	9,047	9,449	27,966	29,402

Total services	12,625	13,324	38,579	42,699

Total cost of revenue	13,121	13,922	40,053	45,947

Gross margin	21,623	19,749	61,170	58,842

Operating expenses:
Research and development	7,403	7,178	22,616	23,246
Sales and marketing	7,533	7,483	20,948	22,429
General and administrative	4,066	3,717	11,814	11,063
Restructuring and settlement expenses	45	(991)	129	10,548

Total operating expenses	19,047	17,387	55,507	67,286

Income (loss) from operations	2,576	2,362	5,663	(8,444)
Interest and other income (expense), net	247	60	383	(53)

Income (loss) before income taxes	2,823	2,422	6,046	(8,497)
Provision (benefit) for income taxes	(101)	(140)	(72)	80

Net income (loss)	$2,924	$2,562	$6,118	$(8,577)

Net income (loss) per share:
Basic	$0.05	$0.04	$0.11	$(0.15)

Diluted	$0.05	$0.04	$0.10	$(0.15)

Shares used in computing per share data:
Basic	58,025	57,285	57,800	57,195
Diluted	60,519	57,827	59,658	57,195
See accompanying notes.

INDUS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	December 30,
	2005	2004
		(As restated —
		see Note 1)
Cash flows from operating activities:
Net income (loss)	$6,118	$(8,577)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,753	9,938
Changes in operating assets and liabilities:
Billed accounts receivable	(8,455)	(4,472)
Unbilled accounts receivable	7,817	1,142
Other current assets	149	(662)
Other accrued liabilities	(4,786)	3,068
Deferred revenue	(776)	(2,992)
Other operating assets and liabilities	(106)	(1,989)

Net cash provided by (used in) operating activities	6,714	(4,544)

Cash flows from investing activities:
Increase in restricted cash	(59)	(782)
Acquisition of business	—	(487)
Acquisition of property and equipment	(1,233)	(2,923)

Net cash used in investing activities	(1,292)	(4,192)

Cash flows from financing activities:
Payments of note payable and capital leases	(1,003)	(765)
Proceeds from issuance of common stock	1,890	551

Net cash provided by (used in) financing activities	887	(214)

Effect of exchange rate differences on cash	(883)	(19)

Net increase (decrease) in cash and cash equivalents	5,426	(8,969)
Cash and cash equivalents at beginning of period	27,779	31,081

Cash and cash equivalents at end of period	$33,205	$22,112

See accompanying notes.

INDUS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial information has been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission’s (“SEC”) rules and regulations. In the opinion of management, these condensed consolidated financial statements contain all normal adjustments considered necessary for a fair presentation of the financial position at December 31, 2005, the results of operations for the three- and nine-month periods ended December 31, 2005 and 2004, and the changes in cash flows for the nine-month periods ended December 31, 2005 and 2004. The condensed consolidated balance sheet at March 31, 2005 has been derived from the audited consolidated financial statements at that date.
These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended March 31, 2005 that are included in the Company’s 2005 Annual Report on Form 10-K as filed with the SEC. The consolidated results of operations for the three and nine months ended December 31, 2005 are not necessarily indicative of the results to be expected for any subsequent quarter or period, or for the entire fiscal year ending March 31, 2006.
In connection with the preparation of its financial statements for the fiscal year ended March 31, 2005, the Company conducted a review of its accounting for leases and leasehold improvements and identified errors in prior reported periods related to its (1) accounting for scheduled rent escalations, (2) accounting for lease incentives (in the form of tenant improvement reimbursements) and (3) amortization of leasehold improvements. Items (1) and (2), which account for the majority of the errors, relate to operating leases for office facilities entered into by the Company in 2000. As a result, the Company restated previously issued financial statements for the fiscal years ended December 31, 2000 through March 31, 2004, including the three-month transition period ended March 31, 2003, as well as the interim periods during fiscal 2005, to correct the Company’s historical accounting practices for leases and leasehold improvements. All interim periods during such time were affected by the restatements. Accordingly, the Company’s condensed consolidated financial statements for the three and nine months ended December 31, 2004 have been restated to correct for the errors in accounting for leases and leasehold improvements. These corrections in the aggregate increased the Company’s previously reported net income by $56,000, or $0.00 per share for the three months ended December 31, 2004 and reduced the Company’s previously reported net loss by $1.0 million, or $0.02 per share for the nine months ended December 31, 2004.
2. Restructuring and Settlement Expenses
In the three and nine months ended December 31, 2005, restructuring and settlement expenses include (1) a $0.4 million settlement expense related to the termination of the Company’s agreement with a third party to purchase contract labor development services through 2007, (2) a $0.4 million restructuring benefit for revisions to the Company’s assumptions for sublease income for one floor in San Francisco, CA, which was successfully sublet during the current quarter and (3) accretion on the existing lease obligations recorded in prior business restructuring activities.
In the nine months ended December 31, 2004, the Company recorded restructuring charges of $10.5 million, which was comprised of (1) $6.5 million related to the further consolidation of office space in San Francisco and Atlanta, GA, which included vacating three floors in Atlanta and one additional floor in San Francisco, (2) $3.2 million for the elimination of approximately 70 positions, including the transfer of certain functions to the Company-owned office buildings in Columbia, SC and the outsourcing of some development functions to India and (3) $0.8 million for revisions to the Company’s assumptions for expected sublease income from two unoccupied floors in San

Francisco, which was part of the headquarters relocation initiative. These restructuring charges have been recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No. 112, “Employer’s Accounting for Postemployment Benefits.”
Between January 1, 2000 and March 31, 2004, the Company recorded restructuring charges totaling $21.8 million relating to two restructuring initiatives: (1) the relocation of the Company’s headquarters from San Francisco to Atlanta and (2) the suspension of the United Kingdom Ministry of Defense (“MoD”) project.
As of December 31, 2005, $8.8 million remains in the current and long-term restructuring accruals. The office and business consolidation initiative represents $4.2 million of the accrual and relates to excess lease costs associated with subleasing the Company’s vacated office space in San Francisco and a buyout provision for the Company’s vacant office space in Atlanta. The remainder of the accrual balance, $4.6 million, represents the headquarters relocation initiative, all of which relates to excess lease costs associated with subleasing the Company’s vacated office space in San Francisco.
The restructuring accruals remaining as of December 31, 2005 are included in the condensed consolidated financial statements in “Accrued liabilities” for amounts due within one year and “Other liabilities” for amounts due after one year.
Below is an analysis of the outstanding restructuring accruals (in thousands):
Company headquarters relocation and MoD project suspension:

Facilities
Balance at March 31, 2005	$7,036

Payments in Q1 2006	(696)
Accruals in Q1 2006	9
Adjustments in Q1 2006	—

Balance at June 30, 2005	$6,349

Payments in Q2 2006	(680)
Accruals in Q2 2006	9
Adjustments in Q2 2006	—

Balance at September 30, 2005	$5,678

Payments in Q3 2006	(639)
Accruals in Q3 2006	9
Adjustments in Q3 2006	(424)

Balance at December 31, 2005	$4,624

Office and business consolidation:

	Severance and
	Related Costs	Facilities	Total
Balance at March 31, 2005	$308	$5,582	$5,890

Payments in Q1 2006	(158)	(492)	(650)
Accruals in Q1 2006	—	34	34
Adjustments in Q1 2006	—	—	—

Balance at June 30, 2005	$150	$5,124	$5,274

Payments in Q2 2006	(150)	(482)	(632)
Accruals in Q2 2006	—	32	32
Adjustments in Q2 2006	—	—	—

Balance at September 30, 2005	$—	$4,674	$4,674

Payments in Q3 2006	—	(478)	(478)
Accruals in Q3 2006	—	31	31
Adjustments in Q3 2006	—	(18)	(18)

Balance at December 31, 2005	$—	$4,209	$4,209

On January 26, 2006, the Company finalized an agreement with its landlord to eliminate the three vacant floors from the Company’s Atlanta lease. On January 30, 2006, the Company paid $2.3 million in termination fees and expects to incur other related expenses of approximately $700,000 for commissions and leasehold improvement write-offs. The Company has sufficient reserves included in its financial statements as of December 31, 2005, and does not expect to record additional restructuring expense in the fourth quarter of the current fiscal year relating to this lease.
3. Earnings (Loss) per Share
Basic earnings (loss) per share is computed using net income (loss) and the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per share is computed using net income (loss) and the weighted average number of outstanding common shares and dilutive common stock equivalents (“common stock equivalents”) during each period.
As of December 31, 2005 and 2004, stock options to purchase an aggregate of 10.0 million and 10.6 million shares, respectively, were outstanding.
The calculations of the weighted average number of shares outstanding for the three and nine months ended December 31, 2005 and 2004 are as follows (in thousands):

	Three Months Ended		Three Months Ended
	December 31, 2005		December 31, 2004
	Basic	Diluted	Basic	Diluted
	(in thousands)		(in thousands)
Weighted average shares outstanding	58,025	58,025	57,285	57,285
Effect of common stock equivalents	—	2,494	—	542

	58,025	60,519	57,285	57,827

	Nine Months Ended		Nine Months Ended
	December 31, 2005		December 31, 2004
	Basic	Diluted	Basic	Diluted
	(in thousands)		(in thousands)
Weighted average shares outstanding	57,800	57,800	57,195	57,195
Effect of common stock equivalents	—	1,858	—	—

	57,800	59,658	57,195	57,195

4. Comprehensive Income (Loss)
Comprehensive income (loss) includes the applicable period’s net income (loss) and foreign currency translation adjustments that are excluded from net income (loss) and reflected in stockholders’ equity.
The following table sets forth the calculation of comprehensive income (loss) for the three and nine months ended December 31, 2005 and 2004, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
		(As restated —		(As restated —
		see Note 1)		see Note 1)
Net income (loss)	$2,924	$2,562	$6,118	$(8,577)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment, net of taxes	(583)	39	(920)	(47)

Comprehensive income (loss)	$2,341	$2,601	$5,198	$(8,624)

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
For purposes of pro forma disclosures, as required by SFAS No. 123, which also requires that the pro forma information be determined as if the Company had accounted for its employee stock option grants under the fair value method required by SFAS No. 123, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma net income (loss) including pro forma compensation expense, net of tax for the three and nine months ended December 31, 2005 and 2004, respectively, is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
		(As restated —		(As restated —
		see Note 1)		see Note 1)
Net income (loss) as reported	$2,924	$2,562	$6,118	$(8,577)

Add: Total stock-based compensation expense determined under the intrinsic value method	75	8	129	36

Deduct: Total stock-based compensation expense determined under fair-value based method for all awards	(673)	(1,105)	(2,115)	(3,673)

Pro forma net income (loss)	$2,326	$1,465	$4,132	$(12,214)

Earnings (loss) per share:
Basic:
As reported	$0.05	$0.04	$0.11	$(0.15)

Pro forma	$0.04	$0.03	$0.07	$(0.21)

Diluted:
As reported	$0.05	$0.04	$0.10	$(0.15)

Pro forma	$0.04	$0.03	$0.07	$(0.21)

Shares used in computing per share data:
Basic	58,025	57,285	57,800	57,195

Diluted	59,502	57,483	58,934	57,195

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
7. Income Taxes
The income tax benefits for the three and nine months ended December 31, 2004 and 2005 are attributable to tax benefits recognized upon resolution of income tax matters and the withholding of income taxes on revenues generated from foreign countries. As of December 31, 2005, the Company had net operating losses (“NOLs”) totaling approximately $62.6 million, inclusive of results for the nine months ended December 31, 2005, to carry forward which, subject to certain limitations as discussed below, may be used to offset future income for U.S. federal income tax purposes through 2025.
Upon the advice and review of its tax experts, the Company has determined that its utilization of these net operating losses will be subject to annual limitations under the “change in ownership” provisions of Section 382 of the Internal Revenue Code and similar state provisions due to a greater than 50 percent change in the Company’s ownership during a three-year period that ended in fiscal year 2005. The Company has considered the potential effects of any such limitations on the utilization of these net operating losses in its current year provision for income taxes and has determined that it is unlikely that any limitation will impact income tax expense for the fiscal year ending March 31, 2006; the Company believes the limitations will be approximately $5.4 million per year in the first five years and approximately $3.9 million per year thereafter until the NOLs expire in 2025.
8. Restricted Cash
As of December 31, 2005, the Company maintained cash deposits of approximately $6.1 million in support of standby letters of credit, a bid bond, collateral for a mortgage and a bank guarantee. These deposits are classified as restricted cash, of which $769,000 is included in current assets and the balance of $5.3 million in non-current assets. The letters of credit require the Company to maintain corresponding compensating balances up to the amounts of the letters of credit. A total of $4.6 million in restricted cash should be released in increments of $2.3 million each in both January 2007 and May 2008, relative to the expiration of letters of credit supporting a performance bond and the Company’s leased facilities in San Francisco, respectively. A $0.6 million certificate of deposit, used as collateral for the Company’s $9.7 million mortgage note payable on its Columbia, SC property, will be released in April 2008.
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

Geographic revenue information for the three and nine-month periods ended December 31, 2005 and 2004 is based on customer location, and is shown in thousands. Long-lived asset information is based on the physical location of the assets.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Revenue (based on customer location):
North America	$27,921	$27,977	$83,497	$80,523
Europe, Middle East and Africa	4,068	4,429	11,385	14,208
Asia Pacific, including Japan	2,755	1,265	6,341	10,058

Total consolidated revenue	$34,744	$33,671	$101,223	$104,789

	December 31,	March 31,
	2005	2005
Long-lived assets:
North America	$27,265	$30,286
Others	433	469

Total consolidated long-lived assets	$27,698	$30,755

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
License and hosting agreements with customers generally contain infringement indemnity provisions. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with patent, copyright, trademark or trade secret infringement claims made by third parties with respect to the customer’s authorized use of our products and services. The indemnity provisions generally provide for the Company to control defense and settlement and cover costs and damages finally awarded against the customer. The indemnity provisions also generally provide that if the Company’s products infringe, or in the Company’s opinion it is likely that they will be found to infringe, on the rights of a third-party, the Company will, at its option and expense, procure the right to use the infringing product, modify the product so it is no longer infringing, or return the product for a partial refund that reflects the reasonable value of prior use. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations. The Company accounts for these indemnity obligations in accordance with SFAS No. 5, “Accounting for Contingencies,” and records a liability for these obligations when a loss is probable and reasonably estimable. The Company has not recorded any liabilities for these arrangements as of December 31, 2005.
Services agreements with customers may also contain indemnity provisions for death, personal injury or property damage caused by the Company’s personnel or contractors in the course of performing services to customers. Under these agreements, the Company generally agrees to indemnify, defend and hold harmless the customer in connection with death, personal injury and property damage claims made by third parties with respect to actions of the Company’s personnel or contractors. These indemnity provisions generally provide for the Company’s control of defense and settlement and cover costs and damages finally awarded against the customer. The indemnity obligations contained in services agreements generally have no specified expiration date and no specified monetary limitation on the amount of award covered. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations and estimates the fair value of these potential obligations to be nominal. Accordingly, no liabilities have been recorded for these agreements as of December 31, 2005.
Some services agreements require the Company to maintain performance bonds as security for the performance of the Company’s obligations under those agreements. Some of the performance bonds require cash to be restricted as collateral. The obligations to maintain these bonds typically expire either at a date specified in the applicable contract or upon the performance of the Company’s obligations. Due to the Company’s historical experience of successful software implementations, the Company has no significant history of payment under these types of bonds. The Company has not recorded any liabilities for these arrangements as of December 31, 2005.
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
12. Goodwill and Acquisition-Related Intangible Assets
Goodwill represents the excess of purchase price over fair value of net assets acquired. Goodwill is not amortized, but is subject to impairment testing criteria. For purposes of its impairment testing, the Company considers itself to be a single reporting unit and assesses goodwill impairment on an enterprise-wide level. The Company evaluates the carrying value of goodwill annually as of December 31 and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the asset below its carrying amount. The Company has recorded goodwill of $0.4 million associated with the acquisition of IUS and $7.0 million associated with the acquisition of Wishbone. No impairment losses have been recorded through December 31, 2005.
Acquisition-related intangible assets are stated at cost less accumulated amortization, and include values for developed technology, customer base, contracts and trade names. Acquired technology is being amortized over the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. Other intangible assets are being amortized on a straight-line basis over periods from two to fifteen years. Total amortization expense for intangible assets was $369,000 and $520,000 for the three months ended December 31, 2005 and 2004, respectively, and was $1.1 million and $1.6 million for the nine months ended December 31, 2005 and 2004, respectively, and is included in general and administrative expense in the accompanying condensed consolidated statements of operations.

Acquisition-related intangible assets consist of the following (in thousands):

December 31,
2005
Acquired trademarks	$730
Acquired technology	2,870
Acquired contracts and customer base	10,920

Total acquired intangible assets	14,520
Less accumulated amortization	(5,092)

Net intangible assets	$9,428

The remaining weighted-average amortization period on all acquired intangible assets is approximately ten years. Trademarks and technology have a remaining weighted-average amortization period of approximately two years and contracts and customer base have a remaining weighted-average amortization period of approximately twelve years. The Company expects future amortization expense from acquired intangible assets as of December 31, 2005 to be as follows (in thousands):

2006 (remainder of fiscal year)	$362
2007	1,432
2008	1,383
2009	814
2010	657
Thereafter	4,780

$9,428

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
The Company capitalized $7.7 million of development costs related to the internationalization of its Asset Suite product to Asian markets through March 31, 2004. The product became generally available for sale during the three months ended June 30, 2004, and the related capitalized software development costs became subject to amortization. In accordance with the provisions of SFAS No. 86, amortization is determined as the greater of the amount computed using (a) the ratio that current gross revenues for the product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining economic life of the product including the period being reported on. Amortization expense of $313,000 and $940,000 was recorded in the three and nine months ended December 31, 2005, respectively, and is included in “Cost of revenue: Software license fees” in the accompanying condensed consolidated statements of operations.
14. Subsequent Events
On January 26, 2006, the Company finalized an agreement with Cousins Properties Incorporated, the property owner of its office space in Atlanta, Georgia. According to the terms of the agreement, the Company has paid Cousins Properties Incorporated $2.3 million in termination fees and the unused floors of the Atlanta office space have reverted back to the property owner. The Company expects to incur other related expenses of approximately $700,000 for commissions and leasehold improvement write-offs for this property. The Company has sufficient restructuring reserves included in its financial statements as of December 31, 2005, and does not expect to record additional restructuring expense in the fourth quarter of the current fiscal year relating to this lease. The Company’s analysis of this arrangement results in an elimination of lease obligations of nearly $10.0 million over the next seven years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
In addition to historical information, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect management’s current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of phrases and expressions such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will” or other similar words or phrases. These statements, which speak only as of the date given, are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our expectations or projections. These risks include, but are not limited to, projected growth in the emerging service delivery management market, market acceptance of our service delivery management strategy in the utilities market and other industry verticals, current market conditions for our products and services, the capital spending environment generally, our ability to achieve growth in our Asset Suite, Customer Suite and Service Suite offerings, market acceptance and the success of our new products and enhancements and upgrades to our existing products, the success of our product development strategy, our competitive position, the ability to establish and retain partnership arrangements, our ability to develop our indirect sales channels, changes in our executive management team, uncertainty relating to and the management of personnel changes, risks related to international operations, including our ability to succeed in Japan, the ability to realize the anticipated benefits of our restructurings, revisions to estimates used in determining prior restructurings, timely development and introduction of new products, releases and product enhancements, current economic conditions, heightened security and war or terrorist acts in countries of the world that affect our business, and other risks identified in the section of this Report entitled “Factors Affecting Future Performance,” beginning on page 29. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.
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
Accounts Receivable and Allowance for Doubtful Accounts:
The Company maintains an allowance for doubtful accounts for estimated accounts receivable losses resulting from the inability or failure of its customers to make required payments. This allowance is formula-based, supplemented by an evaluation of specific accounts where there may be collectibility risk. If the methodology the Company uses to calculate this allowance does not properly reflect future collections, revenue could be overstated or understated. The Company evaluates the collectibility of specific accounts using a combination of factors, including the age of the outstanding balance(s), evaluation of the account’s financial condition, recent payment history, and discussions with the Company’s account executive for the specific customer. Based upon this evaluation of collectibility, any increase or decrease required in the allowance for doubtful accounts is reflected in the period in which the evaluation indicates that a change is necessary. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts was $872,000 as of December 31, 2005 and $562,000 as of March 31, 2005.
The Company generates a significant portion of revenues and corresponding accounts receivable from sales to the utility industry. As of December 31, 2005, approximately $19.9 million, or 76%, of the Company’s gross billed accounts receivable were attributable to software license fees and services sales to utility customers. In determining the Company’s allowance for doubtful accounts, the Company has considered the financial condition of the utility industry as a whole, as well as the financial condition of its individual utility customers.
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
The Company performed its annual impairment test as of December 31, 2005 and concluded that no impairment of goodwill existed since the fair value of the Company’s reporting unit exceeded its carrying value. No events have occurred, nor circumstances changed, subsequent to December 31, 2005 that would reduce the Company’s fair value below its carrying value. The Company will continue to test for impairment on an annual basis or on an interim basis if circumstances change that would indicate the possibility of impairment. The impairment review may require an analysis of future projections and assumptions about the Company’s operating performance. If such a review indicates that the assets are impaired, an expense would be recorded for the amount of the impairment, and the corresponding impaired assets would be reduced in carrying value. Differences in the identification of reporting units and the use of valuation techniques can result in materially different evaluations of impairment.

Restructuring:
In the three and nine months ended December 31, 2005, the restructuring and settlement expenses include (1) a $0.4 million settlement expense related to the termination of the Company’s agreement with a third party to purchase contract labor development services through 2007, (2) a $0.4 million restructuring benefit for revisions to the Company’s assumptions for sublease income for one floor in San Francisco, CA, which was successfully sublet during the current quarter and (3) accretion on the existing lease obligations recorded in prior business restructuring activities.
In the nine months ended December 31, 2004, the Company recorded restructuring expense of $10.5 million, which was comprised of (1) $6.5 million related to further consolidation of office space in San Francisco, CA and Atlanta, GA, which included vacating three floors in Atlanta and one additional floor in San Francisco, (2) $3.2 million for the elimination of approximately 70 positions, including the transfer of certain functions to the Company-owned office buildings in Columbia, SC and the outsourcing of some development functions to India and (3) $0.8 million for revisions to the Company’s assumptions for expected sublease income from two unoccupied floors in San Francisco, which was part of the headquarters relocation initiative. These restructuring charges have been recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No. 112, “Employer’s Accounting for Postemployment Benefits.”
Between January 1, 2000 and March 31, 2004, the Company recorded restructuring expense totaling $21.8 million relating to two restructuring initiatives: (1) the relocation of the Company’s headquarters from San Francisco to Atlanta and (2) the suspension of the United Kingdom Ministry of Defense (“MoD”) project.
As of December 31, 2005, $8.8 million remains in the current and long-term restructuring accruals. The office and business consolidation initiative represents $4.2 million of the remaining accrual and relates to excess lease costs associated with subleasing the Company’s vacated office space in San Francisco and a buyout provision for the Company’s vacant office space in Atlanta. The remainder of the accrual balance, $4.6 million, represents the headquarters relocation initiative and relates to excess lease costs associated with subleasing the Company’s vacated office space in San Francisco.
The Company could incur additional increases or decreases to its existing accruals in the event that the underlying assumptions used to develop the Company’s estimates of excess lease costs change, such as the timing and the amount of any sublease income. On January 26, 2006, the Company finalized an agreement with its landlord to eliminate the three vacant floors from the Company’s Atlanta lease. On January 30, 2006, the Company paid $2.3 million in termination fees and expects to incur other related expenses of approximately $700,000 for commissions and leasehold improvement write-offs. The Company has sufficient reserves included in its financial statements as of December 31, 2005, and does not expect to record additional restructuring expense in the fourth quarter of the current fiscal year relating to this lease.
The restructuring accruals remaining as of December 31, 2005 are included in the condensed consolidated balance sheets in “Accrued liabilities” for amounts due within one year and “Other liabilities” for amounts due after one year.
Consolidated Results of Operations
Restatement of Financial Statements
In connection with the preparation of its financial statements for the fiscal year ended March 31, 2005, the Company conducted a review of its accounting for leases and leasehold improvements and identified errors in prior reported periods related to its (1) accounting for scheduled rent escalations, (2) accounting for lease incentives (in the form of tenant improvement reimbursements) and (3) amortization of leasehold improvements. Items (1) and (2), which account for the majority of the errors, relate to operating leases for office facilities entered into by the Company in 2000. As a result, the Company restated previously issued financial statements for the fiscal years ended December 31, 2000 through March 31, 2004, including the three-month transition period ended March 31, 2003, as well as the interim periods during fiscal 2005, to correct the Company’s historical accounting practices for leases and leasehold improvements. All interim periods during such time are affected by the restatements. Accordingly, the Company’s condensed consolidated financial statements for the three and nine months ended December 31, 2004 have been restated to correct for the errors in accounting for leases and leasehold improvements. These corrections in the aggregate increased the Company’s previously reported net income by $56,000, or $0.00 per share for the three months ended December 31, 2004 and reduced the Company’s previously reported net loss by $1.0 million, or $0.02 per share for the nine months ended December 31, 2004.
Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004
Revenue

	Three Months Ended		%
	12/31/2005	12/31/2004	Change
		(As restated)
	(Unaudited)
	(In thousands)
Software license fees	$8,075	$7,041	14.7%
Percentage of total revenue	23.2%	20.9%

Support, outsourcing and hosting	15,189	14,153	7.3%
Percentage of total revenue	43.7%	42.0%

Consulting, training and other	11,480	12,477	(8.0%)
Percentage of total revenue	33.1%	37.1%

Total revenue	$34,744	$33,671

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
Software license fees: Software license fees increased 14.7% to $8.1 million in the three months ended December 31, 2005. The $1.0 million increase from the same period of the prior year is due to strong sales during the quarter, including a multi-million dollar license sale of the Asset Suite product to an existing customer. Sales of Asset Suite into our core markets, which have proven healthy, comprised a significant portion of our software license fees during the quarter.
Support, outsourcing and hosting: Support, outsourcing and hosting revenue increased 7.3% to $15.2 million in the three months ended December 31, 2005. The $1.0 million increase from the same period of the prior year is due to new hosting arrangements and support revenue growth based on new sales of software and strong renewal rates on existing customer support agreements. At the end of October 2004, the Company did not renew a non-strategic outsourcing contract with a municipality which had provided recurring outsourcing revenues of approximately $1.0 million per quarter.
Consulting, training and other: Consulting, training and other revenue decreased 8.0% to $11.5 million in the three months ended December 31, 2005. The $1.0 million decrease from the same period of the prior year is primarily due to non-billable personnel training time related to the Service Suite product and a decrease in customer funded development. In fiscal 2005, the Company initiated a strategic program to better and more frequently collaborate with third party systems integrators and certified business partners in its delivery of consulting, training and other services in order to provide greater business scalability and the potential introduction into more opportunities for sales of its software products. Over time, this strategy may yield less consulting, training and other services as a percentage of overall revenues for the Company.
Cost of Revenue

	Three Months Ended		%
	12/31/2005	12/31/2004	Change
		(As restated)
	(Unaudited)
	(In thousands)
Cost of software license fees	$496	$598	(17.1%)
Percentage of software license revenue	6.1%	8.5%

Cost of support, outsourcing and hosting	3,578	3,875	(7.7%)
Percentage of support, outsourcing and hosting revenue	23.6%	27.4%

Cost of consulting, training and other	9,047	9,449	(4.3%)
Percentage of consulting, training and other revenue	78.8%	75.7%

Total cost of revenue	$13,121	$13,922

Cost of revenue consists of (a) amortization of the costs associated with internally developed software, (b) amounts paid to third parties for inclusion of their products in some of the Company’s software products, (c) personnel, data maintenance and related costs for customer support, hosting and outsourcing services, and (d) personnel and related costs for consulting and training services.
Cost of software license fees: Cost of software license fees decreased 17.1% to $0.5 million in the three months ended December 31, 2005. The $0.1 million decrease from the same period of the prior year is attributable to a product mix with lower costs for third party software, which is included in some of the Company’s products.
Cost of services revenue —support, outsourcing and hosting: Cost of support, outsourcing and hosting services decreased 7.7% to $3.6 million in the three months ended December 31, 2005. The $0.3 million decrease from the same period of the prior year is attributable to two factors: (1) the efficiencies gained through consolidation of the Company’s North American customer support operations in Columbia, SC as part of the its business restructuring plan implemented during the first quarter of fiscal 2005; and (2) the elimination of personnel associated with the non-strategic outsourcing contract that was not renewed during the quarter, as noted above. The full benefit of these two actions was not fully realized until after December 31, 2004. Gross margin increased to 76% in the three months ended December 31, 2005 from 73% in the same period of the prior year, due to greater efficiencies with personnel and personnel costs while revenues increased.
Cost of services revenue — consulting, training and other: Cost of consulting, training and other services decreased 4.3% to $9.0 million in the three months ended December 31, 2005. The $0.4 million decrease from the same period of the prior year corresponds with an 8.0% decrease in consulting, training and other revenue in the same period. Gross margin decreased to 21% in the three months ended December 31, 2005 from 24% in the same period of the prior year, primarily due to non-billable personnel training time related to the Service Suite product.

Operating Expenses

	Three Months Ended		%
	12/31/2005	12/31/2004	Change
		(As restated)
	(Unaudited)
	(In thousands)
Research and development	$7,403	$7,178	3.1%
Percentage of total revenue	21.3%	21.3%

Sales and marketing	7,533	7,483	0.7%
Percentage of total revenue	21.7%	22.2%

General and administrative	4,066	3,717	9.4%
Percentage of total revenue	11.7%	11.0%

Restructuring and settlement expense	45	(991)	(104.5%)
Percentage of total revenue	0.1%	(2.9%)

Total operating expense	$19,047	$17,387

Research and development: Research and development expenses include personnel and related costs, primarily internal and offshore, all directly attributable to the development of new software products and enhancements to existing products. Research and development expense increased 3.1% to $7.4 million in the three months ended December 31, 2005. The $0.2 million increase from the same period of the prior year is due to additional development efforts related to the Service Suite product to expand functionality for new commercial markets. We continue to utilize research and development resources in India to supplement our research and development efforts.
Sales and marketing: Sales and marketing expenses include personnel costs, sales commissions, and the costs of advertising, public relations, and participation in industry conferences and trade shows. Sales and marketing expenses for the three months ended December 31, 2005 remain consistent with the same period of the prior year.
General and administrative: General and administrative expenses include personnel and other costs of the Company’s finance, legal, human resources and administrative operations. General and administrative expense increased 9.4% to $4.1 million in the three months ended December 31, 2005. The $0.3 million increase from the same period of the prior year is principally attributable to placement fees for the Company’s chief financial officer and increased costs for management bonus accruals.
Restructuring and settlement expenses: The Company recorded $45,000 in restructuring and settlement expenses in the three months ended December 31, 2005, which includes (1) a $0.4 million settlement expense related to the termination of the Company’s agreement with a third party to purchase contract labor development services through 2007, (2) a $0.4 million restructuring benefit for revisions to the Company’s assumptions for sublease income for one floor in San Francisco, which was successfully sublet during the current quarter, and (3) quarterly accretion on the lease obligations recorded as part of prior business restructuring activities. The Company recorded a $1.0 million restructuring benefit in the three months ended December 31, 2004 to reduce a lease reserve to sublease two previously vacated floors in San Francisco.

Interest Expense, Other Income and Provision for Income Taxes

	Three Months Ended		%
	12/31/2005	12/31/2004	Change
		(As restated)
	(Unaudited)
	(In thousands)
Interest income (expense), net	$42	$(138)	(130.4%)
Percentage of total revenue	0.1%	(0.4%)

Other income, net	205	198	3.5%
Percentage of total revenue	0.6%	0.6%

Benefit for income taxes	(101)	(140)	(27.9%)
Percentage of total revenue	(0.3%)	(0.4%)
Interest income, net: Interest income, net arises from interest income generated from the Company’s invested cash balances, which have been higher in the current year, partially offset by interest expense on a mortgage note payable.
Other income (expense), net: Other income (expense), net is primarily attributable to foreign exchange gains or losses. Foreign exchange gains of $188,000 in the three months ended December 31, 2005 are consistent with gains of $182,000 for the same period of 2004. This variance reflects changes in the relative values of foreign currencies in which the Company does business against the U.S. dollar.
Benefit for income taxes: Income taxes include federal, state and foreign income taxes. Net income tax benefits recorded in the three months ended December 31, 2005 and 2004 represent tax benefits recognized upon resolution of income tax issues of $318,000 and $249,000, respectively, as partially offset by the withholding of income taxes on income sourced in foreign jurisdictions. The Company computes the current year provision for income taxes based on estimated taxable income, which considers limitations on the utilization of net operating losses as well as utilization of temporary differences. The Company has not provided income taxes based on the estimated current year income.

Nine Months Ended December 31, 2005 Compared to Nine Months Ended December 31, 2004
Revenue

	Nine Months Ended		%
	12/31/2005	12/31/2004	Change
		(As restated)
	(Unaudited)
	(In thousands)
Software license fees	$20,867	$23,016	(9.3%)
Percentage of total revenue	20.6%	22.0%

Support, outsourcing and hosting	44,253	44,267	(0.0%)
Percentage of total revenue	43.7%	42.2%

Consulting, training and other	36,103	37,506	(3.7%)
Percentage of total revenue	35.7%	35.8%

Total revenue	$101,223	$104,789

Software license fees: Software license fees decreased 9.3% to $20.9 million in the nine months ended December 31, 2005. Sales of Asset Suite into our core markets, which have proved healthy, comprised a significant portion of our software license fees, combined with sales of Service Suite, which continues to grow from an expanding pipeline of opportunities. By way of examples, in the nine months ended December 31, 2005, the Company completed two multi-million dollar license sales of the Asset Suite product to existing utility customers and a seven figure license deal for the Service Suite product to a major North American electronics retailer and service provider. The decrease in software license fees for the nine months ended December 31, 2005 as compared to the same period of the prior year relates to our recognition of greater than $5.0 million in software license revenue during the nine month period ended December 31, 2004 under a contract executed in March 2003 with Tokyo Electric Power Company (“TEPCO”). The TEPCO license fee, originally classified as deferred revenue beginning with the quarter ended March 31, 2003, was recognized as revenue after the delivery of and acceptance by TEPCO of the double-byte character-enabled version of Asset Suite, which became generally available for sale in April 2004. Recognition of software license fees from deferred revenue was immaterial during the nine month period ended December 31, 2005, thereby resulting in lower license fees as compared to the prior period.
Support, outsourcing and hosting: Support, outsourcing and hosting revenue remained consistent between periods on a year-to-date basis. In October 2004, the Company did not renew a non-strategic outsourcing contract with a municipality which provided recurring revenues of approximately $1.0 million per quarter. The absence of this contract was offset by revenue growth in hosting due to new customers and support revenues that continue to grow with new sales of software and strong renewal rates on existing customer support agreements.
Consulting, training and other: Consulting, training and other revenue decreased 3.7% to $36.1 million in the nine months ended December 31, 2005. In fiscal 2005, the Company initiated a strategic program to better and more frequently collaborate with third party systems integrators and certified business partners in its delivery of consulting, training and other services in order to provide greater business scalability and the potential introduction into more opportunities for sales of its software products. Over time, this strategy may yield less consulting, training and other services as a percentage of overall revenues for the Company.

Cost of Revenue

	Nine Months Ended		%
	12/31/2005	12/31/2004	Change
		(As restated)
	(Unaudited)
	(In thousands)
Cost of software license fees	$1,474	$3,248	(54.6%)
Percentage of software license revenue	7.1%	14.1%

Cost of support, outsourcing and hosting	10,613	13,297	(20.2%)
Percentage of support, outsourcing and hosting revenue	24.0%	30.0%

Cost of consulting, training and other	27,966	29,402	(4.9%)
Percentage of consulting, training and other revenue	77.5%	78.4%

Total cost of revenue	$40,053	$45,947

Cost of software license fees: Cost of software license fees decreased 54.6% to $1.5 million in the nine months ended December 31, 2005. The decrease is attributable to less amortization of capitalized software development costs related to a double-byte character-enabled version of our Asset Suite. Amortization expense was $0.9 million for the nine months ended December 31, 2005, as compared to $2.4 million for the nine months ended December 31, 2004. More amortization expense was recorded in the nine month period ended December 31, 2004 due to the substantially greater amount of software license fees recognized from the double-byte character-enabled product.
Cost of services revenue — support, outsourcing and hosting: Cost of support outsourcing and hosting services decreased 20.2% to $10.6 million in the nine months ended December 31, 2005. The decrease is attributable to two factors: (1) the efficiencies gained through consolidation of the Company’s North American customer support operations in Columbia, South Carolina as part of the Company’s business restructuring plan implemented during the first quarter of fiscal 2005; and (2) the elimination of personnel associated with the non-strategic outsourcing contract that was not renewed during the quarter, as noted above. The full benefit of these two actions was not fully realized until after December 31, 2004. These decreases contributed to gross margin increasing to 76% for the nine months ended December 31, 2005 from 70% in the same period of the prior year.
Cost of services revenue — consulting, training and other: Cost of consulting, training and other services decreased 4.9% to $28.0 million in the nine months ended December 31, 2005. The decrease is due to staffing reductions within our professional services organization to more closely align our resources with our business plans and forecasts. These reductions occurred during the nine month period ended December 31, 2004 and the full benefit of these reductions was not realized until future periods. These decreases contributed to gross margin increasing to 23% for the nine months ended December 31, 2005 from 22% in the same period of the prior year. The Company’s ongoing strategic resource plans call for more efficient use of personnel, both internal and external, in the delivery of consulting, training and other services.

Operating Expenses

	Nine Months Ended		%
	12/31/2005	12/31/2004	Change
		(As restated)
	(Unaudited)
	(In thousands)
Research and development	$22,616	$23,246	(2.7%)
Percentage of total revenue	22.3%	22.2%

Sales and marketing	20,948	22,429	(6.6%)
Percentage of total revenue	20.7%	21.4%

General and administrative	11,814	11,063	6.8%
Percentage of total revenue	11.7%	10.6%

Restructuring and settlement expense	129	10,548	(98.8%)
Percentage of total revenue	0.1%	10.1%

Total operating expense	$55,507	$67,286

Research and development: Research and development expenses decreased 2.7% to $22.6 million for the nine months ended December 31, 2005. The $0.6 million decrease from the same period of the prior year is due to lower personnel and related costs. We continue to utilize research and development resources in India to supplement our research and development efforts.
Sales and marketing: Sales and marketing expense decreased 6.6% to $20.9 million in the nine month period ending December 31, 2005. The $1.5 million reduction from the same period in the prior year is attributable to lower personnel-related costs and the Company’s continued efforts toward cost containment and better allocation of resources.
General and administrative: General and administrative expense increased 6.8% to $11.8 million. The $0.8 million increase from the same period of the prior year is principally attributable to placement fees for the Company’s chief financial officer, increased costs for management bonus accruals and increased costs associated with the Company’s Sarbanes-Oxley compliance plans and other governance activities.
Restructuring and settlement expenses: The Company recorded $129,000 in restructuring and settlement expenses in the nine months ended December 31, 2005, which includes (1) a $0.4 million settlement expense related to the termination of the Company’s agreement with a third party to purchase contract labor development services through 2007, (2) a $0.4 million restructuring benefit for revisions to the Company’s assumptions for sublease income for one floor in San Francisco, which was successfully sublet during the current quarter, and (3) annual accretion on the lease obligations recorded as part of prior business restructuring activities. The Company recorded $10.5 million in restructuring expense in the nine months ended December 31, 2004. This restructuring charge comprised two components, both incurred in conjunction with the Company’s continued efforts to more closely align its resources with its strategic plans: (1) $7.3 million associated with the abandonment of redundant office space and revisions to the Company’s estimates of the costs of previously abandoned office space in San Francisco, CA and the Company’s headquarters in Atlanta, GA and (2) $3.2 million of severance costs associated with the elimination of approximately 140 positions worldwide, necessitated by more extensive use of offshore development resources in India and consolidation of certain other business functions.

Interest Expense, Other Income and Provision for Income Taxes

	Nine Months Ended		%
	12/31/2005	12/31/2004	Change
		(As restated)
	(Unaudited)
	(In thousands)
Interest expense, net	$(10)	$(380)	(97.4%)
Percentage of total revenue	(0.0%)	(0.4%)

Other income, net	393	327	20.2%
Percentage of total revenue	0.4%	0.3%

Provision (benefit) for income taxes	(72)	80	(190.0%)
Percentage of total revenue	(0.1%)	0.1%
Interest expense, net: Interest expense, net arises from interest expense on a mortgage note payable offset by interest income generated from the Company’s invested cash balances, which have been higher in the current year.
Other income, net: Other income, net is primarily attributable to foreign exchange gains or losses. Foreign exchange gains were $358,000 in the nine months ended December 31, 2005 as compared to foreign exchange gains of $293,000 for the same period of 2004. This variance reflects changes in the relative values of foreign currencies in which the Company does business against the U.S. dollar.
Provision (benefit) for income taxes: Income taxes include federal, state and foreign income taxes. The income tax benefit recorded in the nine months ended December 31, 2005 represents a $318,000 tax benefit recognized upon resolution of an income tax issue partially offset by the withholding of income taxes on income sourced in foreign jurisdictions. The provision for income taxes for the nine months ended December 31, 2004 is attributable to the withholding of income taxes on revenues generated in foreign countries offset by a $249,000 tax benefit recognized upon resolution of an international tax issue. The Company computes the current year provision for income taxes based on estimated taxable income, which considers limitations on the utilization of net operating losses as well as utilization of temporary differences. The Company has not provided income taxes based on the estimated current year income.
Liquidity and Capital Resources
As of December 31, 2005, the Company’s principal sources of liquidity consisted of approximately $33.2 million in cash and cash equivalents and $6.1 million in short and long-term restricted cash. The Company generated $6.7 million of cash flow from operations for the nine months ended December 31, 2005 and increased cash and cash equivalents by $5.4 million over that same period.
During the nine months ended December 31, 2005:
•	Cash of $6.7 million was provided by operating activities. Operating income of $6.1 million plus favorable collections of outstanding accounts receivable were the principal sources of cash during the nine months ending December 31, 2005. The Company generated operating income in the first three quarters of fiscal 2006 and the third and fourth quarters of fiscal 2005 largely through better execution on its business plans and realization of the financial benefits from the Company’s restructuring activities in the first half of fiscal 2005. Days’ sales outstanding (“DSO”) decreased from 93 days at December 31, 2004 to 79 days at December 31, 2005, which is an increase from 70 days at March 31, 2005 and 66 days at September 30, 2005. In spite of the increase in DSO, collections remained strong during the current quarter. The cash from favorable collections was reduced by higher payments associated with sales incentive plans, management bonuses, and related payments tied to prior fiscal year performance, and $3.8 million of payments on obligations from prior restructuring activities.

Quarterly renewals of annual customer support agreements are highest in our December quarter as compared to customer support revenue recognized, thereby having the effect of increasing both calculated DSO and the Company’s deferred revenue balance as of quarter end. As expected, DSO increased in our December quarter as quarterly renewals of annual customer support agreements were higher as compared to customer support revenue recognized. The timing of cash collections associated with renewals of annual customer support agreements is significant to the Company’s quarterly cash flows.

•	Cash of $1.3 million was used in investing activities for capital expenditures, which consist principally of purchases of computers, equipment and technology, which have been reduced to a level to ensure consistency in operations and customer success.

•	Cash related to financing activities includes debt payments of $1.0 million and proceeds from stock option exercises of $1.9 million.
Commitments Under Prior Restructuring Activities:
During the nine months ended December 31, 2005, the Company disbursed $3.8 million in payments on obligations from prior restructuring activities. Future payments for these prior restructuring activities are projected to be $3.9 million for the remainder of fiscal 2006, $2.4 million in fiscal year 2007, $2.2 million in fiscal year 2008, and $0.3 million in fiscal year 2009, for an aggregate total of $8.8 million.
On January 26, 2006, the Company finalized an agreement with its landlord to eliminate the three vacant floors from the Company’s Atlanta lease. On January 30, 2006, the Company paid $2.3 million in termination fees and expects to incur other related expenses of approximately $700,000 for commissions and leasehold improvement write-offs. The Company has sufficient reserves included in its financial statements as of December 31, 2005, and does not expect to record additional restructuring expense in the fourth quarter of the current fiscal year relating to this lease.
Restricted Cash:
As of December 31, 2005, the Company maintained cash deposits of approximately $6.1 million in support of standby letters of credit, a bid bond, collateral for a mortgage and a bank guarantee. These deposits are classified as restricted cash, of which $769,000 is included in current assets and the balance of $5.3 million in non-current assets. The letters of credit require the Company to maintain corresponding compensating balances up to the amounts of the letters of credit. A total of $4.6 million in restricted cash should be released in increments of $2.3 million each in both January 2007 and May 2008, relative to the expiration of letters of credit supporting a performance bond and the Company’s leased facilities in San Francisco, CA, respectively. At both dates there was a $0.6 million certificate of deposit, used as collateral for the Company’s $9.7 million mortgage note payable on its Columbia, SC property, which will be released in April 2008.
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
Our operating results have fluctuated in the past, and our results may fluctuate significantly in the future. Our operating results may fluctuate from quarter-to-quarter and may be negatively affected as a result of a number of factors, including:
•	the variable size and timing of individual license transactions and services engagements;

•	delays in maintenance renewals or non-renewals or cancellation of maintenance services;

•	delays in the completion of product implementations or other consulting projects;

•	changes in the proportion of revenues attributable to license fees, hosting fees and services;

•	successful completion of customer funded development;

•	restructuring charges related to internal restructuring activities, including possible revisions to assumptions underlying previous restructuring charges;

•	changes in the level of operating expenses;

•	our success in, and costs associated with, developing, introducing and marketing new products;

•	delays associated with product development, including the development and introduction of new products and new releases of existing products;

•	the development and introduction of new operating systems and/or technological changes in computer systems that require additional development efforts;

•	software defects and other product quality problems and the costs associated with solving those problems; and

•	personnel changes, including changes in our management.
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
We generated net losses of $12.0 million and $6.1 million in the fiscal years ended March 31, 2004 and 2005, respectively, and used cash of $3.4 million and provided cash of $1.3 million in operating activities during the same periods. We were profitable and cash flow positive in the third and fourth quarters of fiscal 2005 and the first three quarters of fiscal 2006. However, if we are unable to maintain consistent profitability and positive cash flow from operations in future quarters, it will negatively affect our capacity to implement our business strategy and may require us to take actions in the short-term that will impair the long-term prospects of our business. If we are unable to maintain consistent profitability and positive cash flow from operations in future quarters, it may also result in liquidity problems and impair our ability to finance our continuing business operations on terms that are acceptable to us. Further, we may need to enter into financing transactions that are dilutive to our stockholders’ equity ownership in our company.
If the markets for service delivery management solutions and our Service Suite solution do not grow as anticipated or if our service delivery management solutions are not accepted in the marketplace, we may not be able to grow our business.
Given the saturation of the market for asset management and customer management software generally, we broadened our product offerings to include our Service Suite in order to compete in the service delivery management market. The market for service delivery management solutions in general, and our Service Suite solution in particular, are emerging markets and may not evolve as we anticipate they will. If customers’ demands in these emerging markets do not grow as anticipated or if our service delivery management solutions and Service Suite solution are not accepted in the marketplace, then we may not be able to grow our business.
If the market does not accept our new products and enhancements or upgrades to our existing products that we launch from time to time, our operating results and financial condition would be materially adversely affected.
From time to time, we may acquire new products, launch new products, and release enhancements or upgrades to existing products. For example, in December 2004, we released a new product called the Indus Asset Suite, which incorporates the key capabilities of our legacy PassPort and InsiteEE product lines. The Indus Asset Suite includes the Indus Foundation Architecture, or IFA, our new services-oriented architecture, and a new user interface. In January 2004, we acquired our Service Suite, which forms a part of our service delivery management solution. There can be no assurance that these or any other new or enhanced products will be sold successfully or that they can achieve market acceptance. Our future success with these products and other next generation products will depend on our ability to accurately determine the functionality and features required by our customers, as well as the ability to enhance our products and deliver them in a timely manner. We cannot predict the present and future size of the potential market for our next generation of products, and we may incur substantial costs to enhance and modify our products and services in order to meet the demands of this potential market.
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
As of December 31, 2005, we had net operating loss carryforwards of approximately $62.6 million available for federal income tax purposes. Such carryforwards may be used to reduce consolidated taxable income, if any, in future years. These net operating loss carryforwards begin to expire in the year 2025. We have determined, upon the advice and analysis of our tax experts, that utilization of these net operating loss carryforwards will be subject to annual limitations under the provisions of Section 382 of the Internal Revenue Code due to changes in our ownership. These annual limitations may cause the Company to be in a tax payment position in future years, which could have a negative effect on financial results. Depending on the amount and timing of any taxable income, these annual limitations may also hinder our ability to utilize all of the net operating loss carryforwards before they expire.
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
We have experienced significant change in our executive management team and our board of directors, and the current executive management team and board have only recently begun to work together.
We have experienced significant change in our executive management team and our board of directors. In January 2006, Arthur Beckman was promoted to Executive Vice President and Chief Technology Officer. In October 2005, Patrick Henn joined the Company as Executive Vice President and Chief Financial Officer. We appointed Joseph Trino as Executive Vice President of Corporate Strategy in January 2005. Gregory Dukat was promoted to Chief Executive Officer and John Gregg was promoted to Executive Vice President of Field Operations in February 2004. Furthermore, we have experienced significant change in our board of directors as four of our current seven board members have been on the board eighteen months or less. The current executive management team and the board of directors have only recently begun to work together, and they may be unable to integrate and work effectively as a team. There are no assurances that we will be able to motivate and retain the current executive management team or that they will be able to work together effectively. There are also no assurances that there will not be further turnover on our board of directors. If we lose any member of our executive management team or they are unable to work together effectively, or if there is further board turnover, our business, operations and financial results could be adversely affected.
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
Our failure to realize the expected benefits of our restructurings, including anticipated cost savings, could result in unfavorable financial results.
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
We have taken net charges for restructuring of $10.2 million in 2001, $8.2 million in 2002, $2.2 million in the three-month transition period ended March 31, 2003, $44,000 in the fiscal year ended March 31, 2004, $10.4 million in the fiscal year ended March 31, 2005. There can be no assurance that additional charges for restructuring expenses will not be required in future periods. Significant future restructuring charges could cause financial results to be unfavorable.

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
International revenue (from sales outside the United States) accounted for approximately 24% of total revenue for the fiscal year ended March 31, 2005, 21% of total revenue for the three months ended June 30, 2005, 19% of total revenue for the three months ended September 30, 2005 and 23% of total revenue for the three months ended December 31, 2005. We maintain an operational presence and have established support offices in the United Kingdom, Australia, France and Japan. We expect international sales to continue to be a material component of our business. However, there can be no assurance that we will be able to maintain or increase international market demand for our products. In addition, international expansion may require us to localize products in additional countries, establish additional foreign operations and hire additional personnel. This may require significant management attention and financial resources and could adversely affect our operating margins. To the extent we are unable to expand foreign operations in a timely manner, our growth, if any, in international sales will be limited, and our business, operating results and financial condition could be materially and adversely affected.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
The Company did not experience any material changes in market risk in the third quarter of fiscal 2006.
ITEM 4. CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed and reported on an accurate and timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any system of disclosure controls and procedures is based in part upon certain assumptions, and there can be no assurance that any disclosure controls and procedures will succeed in achieving their stated goals under all potential conditions.
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
In connection with the preparation of this Quarterly Report on Form 10-Q, as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q (December 31, 2005), the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as a result of the remediation of the material weakness described above, the Company’s disclosure controls and procedures were effective as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q (December 31, 2005).
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
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held its annual meeting of stockholders on October 17, 2005. Information relating to the matters submitted to a vote of stockholders at such meeting was reported in our Quarterly Report on Form 10-Q for the second quarter ended September 30, 2005.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
The following exhibits are filed or furnished herewith or are incorporated by reference.

Exhibit
Number	Description
10.1	Third Amendment to Amended and Restated Lease Agreement entered into as of January 26, 2006 and effective as of February 1, 2006, by and between Cousins Properties Incorporated and Registrant

10.2	Second Amendment to Amended and Restated Lease Agreement dated March 14, 2005, by and between Cousins Properties Incorporated and Registrant

10.3	First Amendment to Amended and Restated Lease Agreement dated September 28, 2004 by and between Cousins Properties Incorporated and Registrant

10.4*	Employment Agreement between Gregory J. Dukat and Registrant, effective October 1, 2005 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed October 4, 2005)

10.5*	First Amendment to Employment Agreement entered into as of January 1, 2006 by and between Gregory J. Dukat and Registrant

10.6*	Change of Control Severance Agreement between Gregory J. Dukat and Registrant, effective October 1, 2005 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed October 4, 2005)

10.7*	Employment Agreement between Joseph T. Trino and Registrant, effective October 1, 2005 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed October 4, 2005)

10.8*	First Amendment to Employment Agreement entered into as of January 1, 2006 by and between Joseph T. Trino and Registrant

10.9*	Change of Control Severance Agreement between Joseph T. Trino and Registrant, effective October 1, 2005 (incorporated by reference to Exhibit 10.5 to the Form 8-K filed October 4, 2005)

Exhibit
Number	Description
10.10*	Employment Agreement between Patrick M. Henn and Registrant, effective October 13, 2005 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed September 27, 2005)

10.11*	First Amendment to Employment Agreement entered into as of January 1, 2006 by and between Patrick M. Henn and Registrant

10.12*	Change of Control Severance Agreement between Patrick M. Henn and Registrant, effective October 13, 2005 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed September 27, 2005)

10.13*	Employment Agreement between John D. Gregg and Registrant, effective October 1, 2005 (incorporated by reference to Exhibit 10.3 to the Form 8-K filed October 4, 2005)

10.14*	First Amendment to Employment Agreement entered into as of January 1, 2006 by and between John D. Gregg and Registrant

10.15*	Change of Control Severance Agreement between John D. Gregg and Registrant, effective October 1, 2005 (incorporated by reference to Exhibit 10.6 to the Form 8-K filed October 4, 2005)

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32.1	Section 1350 Certification of CEO **

32.2	Section 1350 Certification of CFO **

*	Designates management contract or compensatory plan or arrangement.

**	This exhibit is furnished to the Securities and Exchange Commission and is not deemed to be filed with the Securities and Exchange Commission as part of this report.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 8, 2006	INDUS INTERNATIONAL, INC. (Registrant)
/s/ Patrick M. Henn
Patrick M. Henn
Executive Vice President and Chief Financial Officer (Principal Financial & Accounting Officer)