Form 10-K
period 2006-03-31
INDUS INTERNATIONAL INC
filed 2006-06-14
CIK 1041333

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-22993

INDUS INTERNATIONAL, INC.
(Exact name of Registrant as specified in its charter)

Delaware	94-3273443
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3301 Windy Ridge Parkway Atlanta, Georgia	30339 (Zip code)
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code
(770) 952-8444

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value

Series A Junior Participating Preferred Stock
(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of $2.67 per share of the Common Stock on September 30, 2005, as reported on the Nasdaq National Market, was approximately $131,275,596.

The number of shares outstanding of the Registrant’s Common Stock, $.001 par value, was 58,976,095 at June 9, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III is omitted from this Report. The Registrant will file an amendment to this Report on Form 10-K/A (“Form 10-K/A”) containing such information not later than 120 days after the end of the fiscal year covered by this Report in accordance with General Instruction G (3) of Form 10-K.

INDUS INTERNATIONAL, INC.

FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2006

		Page

Documents Incorporated by Reference		Cover
Cautionary Statement Regarding Forward-Looking Statements		2

PART I
Item 1.	Business	2
Item 1A.	Risk Factors	15
Item 2.	Properties	25
Item 3.	Legal Proceedings	26
Item 4.	Submission of Matters to a Vote of Security Holders	26

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26
Item 6.	Selected Financial Data	27
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 8.	Financial Statements and Supplementary Data	43
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	70
Item 9A.	Controls and Procedures	70
Item 9B.	Other Information	73

PART III
Item 10.	Directors and Executive Officers of the Registrant	73
Item 11.	Executive Compensation	73
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	73
Item 13.	Certain Relationships and Related Transactions	73
Item 14.	Principal Accountant Fees and Services	73

PART IV
Item 15.	Exhibits and Financial Statement Schedules	74
	Signatures	78
EX-10.12 FORM OF INDUS INTENATIONAL, INC. FISCAL 2007 INCENTIVE COMPENSATION PLAN
EX-10.22 AMENDMENT TO CHANGE OF CONTROL SEVERANCE AGREEMENT/GREGORY J. DUKAT
EX-10.26 AMENDMENT TO CHANGE OF CONTROL SEVERANCE AGREEMENT/PATRICK M. HENN
EX-10.30 AMENDMENT TO CHANGE OF CONTROL SEVERANCE AGREEMENT/JOHN D. GREGG
EX-10.34 AMENDMENT TO CHANGE OF CONTROL SEVERANCE AGREEMENT/JOSEPH T. TRINO
EX-10.35 EMPLOYMENT AGREEMENT DATED FEBRUARY 1, 2006/ARTHUR W. BECKMAN
EX-10.36 CHANGE OF CONTROL SEVERANCE AGREEMENT/ARTHUR W. BECKMAN
EX-10.37 AMENDMENT TO CHANGE OF CONTROL SEVERANCE AGREEMENT/ARTHUR W. BECKMAN
EX-10.38 AMENDMENT TO CHANGE OF CONTROL SEVERANCE AGREEMENT DATED MAY 9, 2006/ARTHUR W. BECKMAN
EX-21.1 SUBSIDIARIES OF REGISTRANT
EX-23.1 CONSENT OF ERNST & YOUNG LLP
EX-31.1 SECTION 302, CERTIFICATION OF THE CEO
EX-31.2 SECTION 302, CERTIFICATION OF THE CFO
EX-32.1 SECTION 906, CERTIFICATION OF THE CEO
EX-32.2 SECTION 906, CERTIFICATION OF THE CFO

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, as well as documents incorporated herein by reference, may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect management’s current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of phrases and expressions such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will” or other similar words or phrases. These statements, which speak only as of the date given, are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our expectations or projections. These risks include, but are not limited to, projected growth in the emerging markets for service delivery management market and field service management, market acceptance and the success of our new products and enhancements and upgrades to our existing products, market acceptance of our service delivery management strategy, current market conditions for our products and services, the capital spending environment generally, our ability to achieve growth in our Asset Suite, Customer Suite and Service Suite products, our ability to license software to new customers, the success of our product development strategy, delays in professional services projects, our competitive position, our ability to establish and retain partnership arrangements, our ability to develop our indirect sales channels, changes in our executive management team, uncertainty relating to and the management of personnel changes, timely development and introduction of new products, releases and product enhancements, current economic conditions, heightened security and war or terrorist acts in countries of the world that affect our business, and other risks identified in Item 1A. Risk Factors, beginning on page 15. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.

PART I

Item 1.	Business

General

Indus International, Inc. develops, licenses, implements, supports, and hosts service delivery management (“SDM”) solutions, which help clients in a broad array of industries optimize the management of their customers, assets, workforce, spare parts inventory, tools and documentation in order to maximize performance and customer satisfaction while reducing operating expenses. Our software products consist of three primary product suites: customer management, asset management and field service management. These software products, along with our service offerings, enable our clients to reduce costs, increase production capacity and competitiveness, improve service to their customers, facilitate billing for services and ensure regulatory compliance. Historically, our products have been focused on asset management, and more recently on customer management and field service management. Through our acquisitions of best-in-class customer management software in March 2003 and field service management software in January 2004, we believe that we are the first company to offer comprehensive suites of world-class customer, asset, and field service management products, which we market and sell as our SDM solutions.

As of March 31, 2006, our software products have been licensed for use by more than 400 companies in more than 40 countries, representing diverse industries, including utilities, manufacturing, chemical, oil and gas, pulp and paper, telecommunications, government, education, transportation, and consumer packaged goods. Clients include industry leaders such as American Electric Power Service Corporation, British Energy Plc., Duke Energy Corporation, Dell USA L.P. (an affiliate of Dell Inc.), Deutsche Telekom AG, EDS Information Services, LLC, Entergy Services, Inc., GE Plastics and GE Power Systems, operating units of the General Electric Company, Electric Power Development Company Limited (also known as JPower), Johnson Controls Inc., Nuclear Management Company, L.L.C., Progress Energy Service Company LLC, Shaw

Industries, Inc., Sierra-Pacific Resources, Smurfit-Stone Container Corporation, The Kroger Co., Tokyo Electric Power Company, and Xcel Energy Services, Inc.

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

Service Delivery Management Background

As technologies have improved in recent years for mobile devices and global positioning systems, many companies are realizing that their assets and the workforce retained to service those assets can be managed more efficiently to provide higher quality services to their customers than many of the legacy manual or custom systems currently being utilized. In addition, the current economic climate, including increasing global competition, demands that organizations in diverse industries control costs while simultaneously increasing production capacity. For this reason, most organizations share very similar goals: increase revenues, reduce operations and maintenance expenses, increase the reliability and performance of production facilities and infrastructure, improve customer service and loyalty, reduce inventory, and make better use of capital. Many software vendors have offered products aimed at assisting companies with various aspects of these challenges — such as customer relationship management (“CRM”), customer information systems (“CIS”), enterprise asset management (“EAM”), and workforce management (“WFM”). These conventional approaches, which focus only on discrete areas and systems, have yielded some operational improvements, but not at levels that actually transform the customer’s business and facilitate operational excellence. In addition to these software vendors, larger enterprise resource planning (“ERP”) vendors may not have an equivalent level of functionality as compared to our solutions. We believe there is a significant opportunity for a comprehensive solution to rationalize these fragmented enterprise products, eliminate the inefficiencies of discrete systems, and enable companies to achieve many of their operational goals more efficiently.

The Indus Solution

To capitalize on this opportunity, we have developed a unique approach to operational excellence called service delivery management, or SDM, which allows our customers to eliminate the inefficiencies of employing multiple discrete enterprise systems and practices and to achieve the goals described above. The SDM approach allows organizations to manage the business processes related to its customers, assets, and workforce across the entire enterprise — incorporating customer service, field service, design service, construction service, and maintenance service into a single comprehensive solution. Unlike any one of the discrete ERP, EAM, CRM, CIS or WFM products, which tend to be customer-centric, asset-centric, or workforce-centric, our SDM solutions are process-centric. SDM addresses the business flows within and across each of these disciplines, and optimizes business processes. The focus of our SDM solutions is on operational business flows across the entire organization, breaking down informational and operational silos.

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

Our SDM products allow customers to push key analytics at the right time so that critical decisions can be made on a timely and informed basis via real-time performance management. With our products, users view and analyze key performance indicators to proactively improve efficiency and minimize costs throughout their organization. Our SDM products, together with our various service offerings, enable our customers to:

•	Improve Asset Performance. Our products help organizations control and reduce all asset lifecycle costs, as well as budget and plan more accurately, by ensuring that assets operate at peak performance to avoid unnecessary downtime and shorten planned outages. This requires that the organization have real-time visibility into the health and condition of facilities, equipment and/or critical parts.

•	Maximize Financial Performance. Organizations must transition from reactive to proactive decision-making in order to optimize performance and maximize financial gain. Our products facilitate this transition by providing the right tools to analyze and balance the financial impact of strategic and operational initiatives across the organization, and to determine best-case alternatives.

•	Optimize Workforce Efficiency. Organizations must operate their workforces at optimum efficiency, addressing planned and unplanned work requests in a timely and efficient manner. Instant field communications and feedback is vital. Our products give organizations real-time visibility into resource availability, skill sets, parts, tools, customer requirements, and documentation. In addition, our products provide the remote workforce mobile applications which allow real-time communication of service requests and the status of such request.

•	Ensure Customer Loyalty. Customer loyalty is the most accurate barometer of superior performance. Our products enable organizations to instantly access and analyze enterprise-wide information, rapidly respond to customer requests and issues, make timely and appropriate decisions, and provide accurate billing and collection.

•	Streamline the Supply Chain. Our products help organizations operate their supply chain more efficiently, with better planning and streamlined logistics. Our products provide organizations with increased visibility into the availability of spare parts, and enable them to optimize inventory levels and reduce the number of suppliers, while helping to deliver the right parts to the right place at the right time.

Business Strategy

Our objective is to establish and maintain Indus as the leading provider of SDM solutions. We aim to achieve this objective by delivering the industry’s most comprehensive set of best-in-class customer, asset, and field service management products.

Our strategies to accomplish our objective include the following:

Develop and Enhance Software Solutions.  We intend to continue to focus our product development resources on the development and enhancement of our software solutions. We offer what we believe to be the broadest solution set in the SDM marketplace and the only suite offering best-in-class products for customer, asset, and field service management. In order to provide additional functionality and value to our products, we plan to continue to provide enhancements to and integration of our existing products and to introduce new products to address evolving industry standards and market needs. We will identify further enhancements to our products and opportunities for new products through our Global Client Services organization as well as ongoing customer consulting engagements and implementations, interactions with our user groups and special interest groups and participation in industry standards and research committees, such as the Association for Services Management International, Machinery Information Management Open Systems Alliance, and the Nuclear Energy Institute.

Expand Our Strategic Alliances and Indirect Sales Channels.  We currently sell our products primarily through our direct sales force. We work on joint projects and joint sales initiatives on a case-by-case basis with industry-leading consultants and software systems implementers, including most of the large consulting firms, such as Accenture, IBM Global Services, Capgemini, Science Applications International Corporation (SAIC) and BearingPoint. Our relationships with third parties allow us to supplement our direct sales force and professional services organization. We have been expanding our indirect sales channels through reseller agreements, marketing agreements and agreements with third-party software providers, particularly internationally. Our agreements with Peregrine Systems, Inc., Materna GmbH Information & Communications, in Germany, and Electric Power Development Company Limited (also known as JPower) in Japan, extend our market coverage and provide us with new business leads and access to trained implementation personnel. We also have strategic alliances with complementary software providers. These product partnerships, including our arrangements with NextAxiom Technology, Inc. (“NextAxiom”), Business Objects, Inc. (“Business Objects”), and Oracle Corporation (“Oracle”), extend our product footprints to best meet our customers’ requirements.

Expand International Sales.  We believe that our products offer significant benefits for customers in international markets. We have approximately 75 employees outside the United States, primarily in Europe and Asia Pacific, focused on international sales, servicing our international clients, and developing reseller channels. In addition to offices in the United Kingdom, France, Japan, and Australia, we have established reseller and referral arrangements in countries across the globe, including Germany, Holland, Romania, Poland and South Africa. Our international strategy includes leveraging the strength of our relationships with current customers that also have significant overseas operations and the pursuit of strategic marketing opportunities with international systems integrators and third-party software application providers that are complementary to our products.

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

Products

Our SDM software products help clients in a broad array of industries optimize the management of their customers, assets, workforce, spare parts inventory, tools and documentation. Our clients rely on our best-in-class products to minimize operating costs, improve asset reliability, optimize customer satisfaction, improve billing processes, and ensure regulatory compliance. Our products are comprised of three distinct suites: Customer Suite, Asset Suite and Service Suite. Our Customer Suite provides specific functionality for the energy and utility markets, while the Asset Suite and Service Suite provide functionality for multiple markets.

Customer Suite

Our Customer Suite for energy and utility customers provides the functionality required to optimize customer-facing activities. This seamless product suite encompasses call center, customer information tracking, billing, and accounts receivable functions. At the core of the Customer Suite is the advanced architecture of the CIS product. Built on Oracle10g application server technology, the Customer Suite features an adaptive infrastructure and takes advantage of Oracle’s world-class functionality for Internet or intranet deployment and streamlined business processes. The Customer Suite combines proven and scalable functionality to facilitate enterprise-wide access to information, cost controls, regulatory responsiveness, and reduced cycle times from meter reading to collection of accounts receivable. Enhancing the Customer Suite is a layer of customer relationship management functionality built exclusively for energy and utility companies, positioning them to lower costs and improve customer service. Further fortifying the Customer Suite is a complex billing solution that helps energy and utility companies use integrated applications to design, market, administer, and bill new pricing options, regardless of the market requirements. The complex billing solution, EnerLink, includes flexible pricing options, robust rate modeling and bill calculation, support for a complex array of contract models, integrated data management, and meter data access.

Asset Suite

Indus Asset Suite combines an industry-leading feature set with an advanced services-oriented architecture and a user interface offering a self-evident design for ease of use and tailorability to fit a variety of business practices. This product’s wide array of predefined integrations to Indus and third-party applications allows companies’ entire workforces to deliver improved efficiencies and more informed, faster business decisions throughout the enterprise.

Indus Asset Suite supports an organization’s operations and maintenance workforce, inventory management and procurement professionals, safety and compliance engineers, and other decision-making personnel affected by asset care decisions throughout the enterprise. This suite includes the following components: asset and work management systems; materials and procurement systems; supply chain for parts inventory; e-procurement systems; and safety and compliance systems. Work management systems coordinate and communicate discrete work task requirements and priorities to all departments and disciplines throughout the enterprise. Safety and compliance systems operate with other enterprise systems to improve regulatory compliance and reporting. Materials and procurement systems improve overall plant performance. E-procurement capabilities add further value by streamlining the procurement process. Other complementary components include mobile computing (see WorkMobile under Service Suite below), enterprise asset integration tools, sophisticated search capabilities, data warehousing products, and integration to leading ERP products for financial and human resources functions. Our Asset Suite provides improved efficiencies to the management of assets, work orders, inventory, and purchasing. It helps organizations establish effective maintenance strategies for the assets they service and enables supply chain optimization. This proactive, condition-based strategy lowers maintenance costs and reduces production stoppages.

The Indus Asset Suite incorporates key capabilities of its predecessor products, PassPort, InsiteEE and EMPAC. Indus offers clearly defined migration paths to the Indus Asset Suite for its legacy PassPort, InSiteEE and EMPAC customers. Indus will continue to support each of those products in accordance with its stated policies.

Service Suite

Our Service Suite provides resource optimization to generate superior performance at low cost. This suite allows customers to dispatch resources with all of the required tools, information, and parts at the promised time. Schedules are optimized based on customer or asset demands, travel times, service level agreements, technician skills requirements, and internal costs, enabling more hours “on the job, able to work.” The suite includes the following applications:

•	WorkCenter. Indus WorkCentertm is the web-based order entry and management module. As the starting point of work and order processing, WorkCenter provides a variety of options and tools to accommodate the needs of both customers and service providers. With WorkCenter, call center representatives can initiate service requests, schedule service appointments, and check service status from any web browser. Appointment scheduling is immediate, and the service organization is notified automatically. Business rules and customer preferences ensure timely fulfillment by the most appropriate service provider.

•	WorkManager. Indus WorkManagertm helps manage the constantly changing dynamics of field service by furnishing dispatchers with a real-time graphical representation of people, places and things in an information and response portal. All updates and changes to the schedule can be viewed as they happen. Rule violations, cost and time overruns, and other performance indicators are highlighted for action. Visual cues and filters assist management personnel with understanding the status of all work at any time. Relationships between work orders, dependencies, and the parent/child relationship within a work order are evident. Integration with leading global positioning systems further enhances understanding of where personnel are deployed and how they can be routed.

•	WorkMobile. Indus WorkMobiletm equips mobile service resources with real-time interactive wireless applications and access to organizational data. WorkMobile provides online web-based or wireless access, as well as offline/sync access. Handheld and wireless communication devices enable bi-directional updates that expedite service delivery. Service personnel have real-time access to schedules, customer details, and operational response rules. They can update, close or reschedule service orders from the field with current customer information.

•	WorkOptimizer. Indus WorkOptimizertm enhances operational achievements with optimization technology. The product employs proprietary algorithms to calculate and accommodate complex but known variables in the field service chain to help overcome operational inefficiencies and ensure the optimal balance between profitability, effectiveness, and customer satisfaction. Real-time logistical support allows the organization to deploy field personnel with the right skills to the right place at the right time.

Real-Time Performance Managementtm (RPM)

Indus Real-time Performance Managementtm (“RPM”) is a data warehouse built on Informatica technology and business intelligence solution built on Business Objects technology. With the introduction of RPM, Indus clients can fully leverage the depth of data in its core applications to further optimize asset and field service management. RPM provides quick, easy access to the actionable business metrics, analysis and reports needed to drive operational excellence across the organization. Compared to similar products on the market, RPM goes well beyond just providing dashboard or report visibility into key metrics (i.e. it goes beyond simply information delivery). RPM provides flexibility to access different views for varying roles and responsibilities. It helps organizations optimize processes with visibility and analysis of key performance dependencies. In addition, the solution’s robust business intelligence toolset enables tailoring of the views for unique industry and business needs.

Indus Foundation Architecturetm

The Indus Foundation Architecture (“IFA”), a common architectural platform for all of our applications, ensures smooth and seamless integration between our applications and those of our partners utilizing XML, service-oriented architecture, and other advanced integration tools and techniques. IFA is a new convergent technology strategy that provides common tools across all Indus suites to deliver a common interface and software platform. Developed using a service-orientated architecture, the IFA provides enhanced configurability and agility to meet rapidly evolving business needs. In addition, it offers a low total cost of ownership for our SDM solutions by enabling organizations to harness best-of-breed, process-oriented business applications for asset, customer and field service management, while minimizing effort and expense for integration and training.

Services

Our SDM solutions include services, tools and programs that address the full lifecycle of our solutions, including implementation, production, and continuous business improvement. Our service offerings include comprehensive implementation programs, strategic consulting, e-Learning and training solutions, two-tiered maintenance and support plans, and hosting and outsourcing services. Indus offers a variety of tailored or packaged services designed to help clients continuously improve their operations, achieve a faster return on investment, and meet their unique business challenges. The following services are offered: professional services, training, Global Client Services, and hosted services.

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

Indus products are typically implemented through our proprietary IndusProtm online collaboration tool and implementation methodology. IndusPro consists of software-driven analytical tools, implementation plans, and educational resources that consolidate our extensive experience in implementing software products. IndusPro provides a step-by-step implementation lifecycle framework for all installation, integration, education, and business review activities. In addition, IndusPro enhances the ongoing effectiveness of Indus software products and assists customers in improving their business processes.

We have also developed relationships with large systems integrators, as well as smaller third-party implementers and providers. This ensures that customers with specific requirements can leverage the value-added services of these firms when implementing Indus software products. These relationships are further described under “Business — Strategic Relationships.”

Training

We provide education and training solutions, including off-the-shelf, customized e-Learning programs and other tools and services to help our clients achieve their objectives. These solutions include standalone web-based training courses and easy-to-use online classroom and job-aids. These solutions provide detailed step-by-step tutorials and a means to deliver business process workflow integration to communicate, implement, and deliver leading work practices across an entire enterprise. We also provide in-depth classroom training at Indus sites worldwide or in clients’ facilities.

Global Client Services

We offer two levels of comprehensive customer support and service plans that provide our customers with timely access to support professionals, client advocate engagement, product updates, and new software releases that offer improved functionality. Our Global Client Service Centers are strategically located in North America and the United Kingdom. Our two service programs provide extended telephone service after business hours for production-down and critical issues, 24 hours a day, either five or seven days a week. Regardless of the call’s time or point-of-origin, our toll-free number automatically routes the customer’s call to a fully staffed Global Client Service Center.

Hosted Services

Asset Suite, Customer Suite and Service Suite software are available as hosted services fully supported through remote data centers. We are responsible for the customer’s hosted system, and we are the single point of contact for any functionality issues. The hosted service offers comprehensive functionality, reduces implementation time, and guarantees service levels. Additionally, our hosted service integrates with customer legacy systems, delivering a true best-in-class product that includes many touch points with other industry software application leaders such as Oracle and SAP AG.

The hosted service contains robust, layered security to protect customer data. Our hosted infrastructure partners provide a suite of services that expertly manage mission-critical hardware and operating systems. With a large, multi-specialized, technical staff of certified engineers, the infrastructure partners provide the level of services and expertise necessary to ensure secure, scalable, high-performance operation 24x7. Their services include installation and maintenance of hardware and operating systems, database software expertise, high-volume backup and recovery systems, and constant, proactive monitoring by their server operations center.

Sales and Marketing

Global Organization

We market and sell our products and services to customers around the world in a variety of industries. To address our markets effectively, we divide our target markets by geography and tailor our sales strategy to suit the specific needs of each market segment. In a given market segment, we may sell directly through our internal sales force or indirectly through business partner relationships and channel partner programs. Our marketing staff is based at our office in Atlanta, GA, while our sales organization is decentralized throughout the three global regions described below:

•	Americas, with direct sales representatives in the United States and Canada, and strategic partnerships to expand the scope of sales opportunities.

•	Europe, Middle East and Africa, with direct sales representatives in the United Kingdom, France, Germany and Italy as well as partnerships which extend our selling capability into continental Europe, the Middle East and Africa.

•	Asia-Pacific, with direct sales coverage in Australia and Japan and strategic partnerships to expand the scope of sales opportunities.

In each of these regions, we view the market opportunities as consisting of multiple vertical business segments. We focus our sales and marketing efforts on the following industries:

•	Utilities

•	Water and waste treatment

•	Nuclear power generation

•	Fossil power generation

•	Hydroelectric power generation

•	Energy transmission and substations

•	Energy distribution and delivery

•	Energy resource extraction and process industries

•	Chemical, petrochemical, oil and gas

•	Metals and mining

•	Pulp, paper and forest products

•	Process manufacturing

•	Discrete manufacturing

•	Consumer packaged goods

•	Facilities management

•	Managed services

•	Telecommunications and cable

•	High-tech and electronics

•	Medical

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

Product Development

Our development efforts are focused on adding new functionality to existing products, integrating our various existing products, enhancing the operability of our products across distributed and alternative hardware platforms, operating systems and database systems, and developing new products. We believe that our future success depends in part upon our ability to continue to enhance and integrate existing products, to respond to rapidly changing customer requirements, and to develop new or enhanced products that incorporate new technological developments and emerging maintenance and industry standards. To that end, our development efforts frequently focus on base system enhancements and integrations and the incorporation into our products of new user requirements and features identified and created through customer and industry interactions and systems implementations. As a result, we are able to continue to offer our customers a packaged, highly configurable product with increasing functionality rather than a custom-developed software program.

We believe that research and development is most effectively accomplished if customers are involved in the process. Through direct customer involvement and consensus input from user group oversight committees, product content is improved and the customer acceptance of new software deployment is significantly increased. In addition, the interactive development process promotes increased customer awareness of our products’ technological features and fosters greater product loyalty. For this reason, we regularly incorporate customers who have already implemented our software solutions into the product development process and compile direct feedback through special interest groups, user conferences, and early adopter programs.

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

Our research and development expenses for the fiscal years ended March 31, 2004, 2005 and 2006 were $35.0 million, $32.0 million, and $29.4 million, respectively. We intend to continue to make significant investments in product development.

Strategic Relationships

Through a network of strategic relationships established with a variety of technology and service partners, we leverage our internal sales and marketing efforts, expand our implementation capabilities, and enhance the breadth of our solutions.

Systems Integrators

We typically work with large systems integrators, such as Accenture, IBM Global Services, BearingPoint, Science Applications International Corporation (SAIC) and Capgemini, as well as smaller implementers, on an opportunity-by-opportunity basis. We work together with these systems integrators to identify joint opportunities with the goal of furthering the implementation of our products and the professional services of the systems integrator or implementer. We work with the systems integrators on proposals to prospective customers to license and implement our software. We typically enter into teaming arrangements that set forth the parties’ respective obligations in the proposal process. We will typically enter into a license agreement and a support agreement directly with the customer, and the systems integrator will typically have the direct contractual relationship with the customer for professional services.

Channel Partners

In addition to working with large systems integrators to expand our sales channels and marketing efforts, we also enter into reseller agreements, referral agreements, and marketing agreements with third parties that can extend our market coverage, particularly internationally. For example, our agreements with Peregrine Systems, Inc., Materna GmbH Information & Communications, in Germany, and Electric Power Development Company Ltd. (also known as JPower) in Japan, extend our market coverage and provide us with new business leads and access to trained implementation and support personnel.

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

Our strategic relationships with third party software providers take a variety of forms, such as reseller agreements and embedded software arrangements. Reseller agreements, such as our agreement with Oracle, typically allow us to develop software products using third party software, and resell that third party software in connection with our software products. Embedded software arrangements, such as our agreements with NextAxiom and Business Objects, typically allow us to develop software products using third party software, and resell that third party software embedded in our software products.

The following highlights a few of our software product partners:

•	NextAxiom — provides a highly differentiated software platform used to produce, consume and deploy software components as standard-based services. Business applications built upon these reusable components are significantly easier to tailor, manage and integrate with existing software assets.

•	Oracle — we are a member of the Oracle Partner Network, as a Certified Partner.

•	Business Objects — supports our Real-Time Performance Management (RPM) product enabling users to monitor and improve operational performance across the service delivery organization.

Customers

We provide software products and services to customers in the following industries:

•	Utilities, including water and waste water treatment, power generation, and energy transmission and distribution

•	Manufacturing

•	Chemical and petrochemical

•	Oil and gas

•	Pulp and paper

•	Metals and mining

•	Telecommunications

•	Government and education

•	Transportation

•	Consumer packaged goods

•	Medical

•	Managed services

Customers include industry leaders such as American Electric Power Service Corporation, British Energy Plc., Duke Energy Corporation, Dell USA L.P. (an affiliate of Dell Inc.), Deutsche Telekom AG, EDS Information Services, LLC, Entergy Services, Inc., GE Plastics and GE Power Systems, operating units of the General Electric Company, Electric Power Development Company Limited (also known as JPower), Nuclear Management Company, L.L.C., Progress Energy Service Company LLC, Shaw Industries, Inc., Sierra-Pacific Resources, Smurfit-Stone Container Corporation, The Kroger Co., Tokyo Electric Power Company, and Xcel Energy Services, Inc.

Competition

Our products are targeted at the SDM market, which is highly fragmented. The customer, asset, and field service management software markets in which we compete are highly competitive and characterized by rapid technological change. They are significantly affected by new product and technology innovations brought about by industry participants. We believe that the principal competitive factors in our businesses are:

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

In the asset management market, our main competitors are MRO Software, Inc., Infor (through its acquisition of Datastream Systems, Inc.), SAP, Oracle, Mincom Corp., Industrial and Financial Systems, Invensys, Logica and Synercom. In the customer management market, our primary competitors include SPL WorldGroup, SAP and Peace Software. In the field service management market, our primary competitors include SAP, Oracle (through its acquisition of Siebel Systems, Inc.), Mobile Data Solutions Inc., ClickSoftware Technologies Ltd., ViryaNet, Ltd. and Astea International.

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

International Operations

Our international revenue was approximately $30.8 million, $34.5 million and $28.1 million for the fiscal years ended March 31, 2004, 2005 and 2006, respectively, which represents approximately 21%, 24% and 21% of our total revenue for each of those periods, respectively. International revenue includes all revenue derived from sales to customers outside the United States. We have approximately 75 employees outside the United States, more than half of whom are located in the United Kingdom. We also have offices in Australia, France and Japan.

We conduct our direct European operations principally out of our United Kingdom office, where we have approximately 40 employees. Revenue generated from sales in the United Kingdom was approximately $17.4 million, $13.1 million and $10.9 million for the fiscal years ended March 31, 2004, 2005, and 2006, respectively. Total revenue for European operations was approximately $14.7 million for the fiscal year ended March 31, 2006, which represents approximately 11% of our total revenue for the year. Our direct Asia-Pacific operations are conducted out of our offices in Brisbane, Australia and Tokyo, Japan. Total revenue for Asia-Pacific operations was approximately $8.6 million for the fiscal year ended March 31, 2006, which represents approximately 6% of our total revenue for the year.

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

Our products are generally provided to customers in object code (machine-readable) format only. From time to time, in limited circumstances, we license source code (human-readable form) for asset management software, subject to customary protections such as use restrictions and confidentiality agreements. We have historically licensed source code for certain customer management applications, subject to customary protections such as use restrictions and confidentiality agreements. In addition, customers can be beneficiaries of a master source code escrow for the applications, pursuant to which the source code will be released to end users upon the occurrence of certain events, such as the commencement of bankruptcy or insolvency proceedings by or against us, or certain material breaches of the agreement. We have the right to object to the release of the source code in such circumstances, and to submit the matter to dispute resolution procedures. In the event of any release of the source code from escrow, the customer’s license is limited to use of the source code to maintain, support, and configure our applications solely for their organization.

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

Indus, Service Delivery Management, SDM, Indus Asset Suite, Indus Customer Suite, Indus Service Suite, Indus Foundation Architecture, Real-Time Performance Management, Indus WorkCenter, Indus WorkManager, Indus WorkMobile, Indus WorkOptimizer, IndusPro, IndusWorld, PassPort, EMPAC, and InSite EE are trademarks and service marks of the Company. All other brand names or trademarks referenced in this Annual Report are the property of their respective holders.

Employees

At May 31, 2006, Indus had approximately 650 full-time employees. None of our employees are covered by a collective bargaining agreement, and we have never experienced a work stoppage, strike or labor dispute. We believe that our relations with our employees are good.

Executive Officers

The executive officers of the Company are as follows:

Name of Executive Officer	Age	Principal Occupation

Gregory J. Dukat	45	President and Chief Executive Officer
Patrick M. Henn	38	Executive Vice President and Chief Financial Officer
John D. Gregg	57	Executive Vice President of Field Operations
Joseph T. Trino	57	Executive Vice President of Corporate Strategy
Arthur W. Beckman	50	Executive Vice President and Chief Technical Officer

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

Mr. Henn joined Indus as its Executive Vice President and Chief Financial Officer in October 2005. Prior to joining Indus, Mr. Henn held several positions with Manhattan Associates, Inc., a publicly traded enterprise software provider, from January 1998 to October 2005, most recently as Vice President, Controller and Assistant Treasurer. Prior to joining Manhattan Associates, Mr. Henn served as auditing manager for Ernst & Young, LLP, from September 1990 to December 1997, primarily supporting publicly and privately held technology companies.

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

Mr. Trino accepted his current position as Executive Vice President of Corporate Strategy in January 2005. Prior to joining Indus, Mr. Trino served as a strategic consultant to Indus from November 2002 to January 2005, a position in which he was instrumental in negotiating the acquisitions of IUS and Wishbone. From May 1994 to November 2002, Mr. Trino served in various executive roles at SynQuest, Inc., a publicly-traded software company, including Chief Executive Officer from July 1996 to November 2002, Chairman of the Board from September 2000 to November 2002 and President from May 1994 to December 1999. From April 1992 to December 1993, Mr. Trino was President of Kaseworks, Inc., an Atlanta-based provider of application development tools. From January 1980 to April 1992, he was employed at Dun & Bradstreet Software Inc. From December 1988 to April 1992, Mr. Trino was president of Dun & Bradstreet Software’s Manufacturing Systems Business Unit.

Mr. Beckman was promoted to Executive Vice President and Chief Technical Officer in January 2006. Prior to his promotion, Mr. Beckman served as Vice President, Hosting and Chief Technical Officer since joining Indus in January 1999. From October 1993 through 1998, Mr. Beckman served as Executive Director of Operations Planning and Technical Support at Pacific Bell, which then merged with SBC Communications. From June of 1979 through September of 1993 Mr. Beckman held various infrastructure and application development positions within the Computer Systems and Services department at Pacific Gas & Electric Company.

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

Item 1A.	Risk Factors

The nature of forward-looking information is that such information involves significant assumptions, risks and uncertainties. Certain of our public documents and statements made by our authorized officers, directors, employees, agents and representatives acting on our behalf may include forward-looking information which will be influenced by the factors described below and by other assumptions, risks and uncertainties. Forward-looking information is based on assumptions, estimates, forecasts and projections regarding our future results as well as the future effectiveness of our strategic plans and our operational decisions. Forward-looking statements made by or on behalf of us are subject to the risk that the forecasts, projections and expectations of management, or assumptions underlying such forecasts, projections and expectations, may prove to be inaccurate. Accordingly, actual results and our implementation of our plans and operations may differ materially from forward-looking statements made by or on behalf of us. The following discussion identifies certain important factors that could affect our actual results and actions and could cause such results and actions to differ materially from forward-looking statements.

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

Our operating results have fluctuated in the past, and our results may fluctuate significantly in the future. Our operating results may fluctuate from quarter-to-quarter and may be negatively affected as a result of a number of factors, including:

•	the variable size and timing of individual license transactions and services engagements;

•	delays in maintenance renewals or non-renewals or cancellation of maintenance services;

•	delays in the completion of product implementations or other consulting projects;

•	changes in the proportion of revenues attributable to license fees, hosting fees and services;

•	risks and delays related to successful completion of customer funded development;

•	restructuring charges related to internal restructuring activities, including possible revisions to assumptions underlying previous restructuring charges;

•	changes in the level of operating expenses;

•	our success in, and costs associated with, developing, introducing and marketing new products;

•	delays associated with product development, including the development and introduction of new products and new releases of existing products;

•	the development and introduction of new operating systems and/or technological changes in computer systems that require additional development efforts;

•	software defects and other product quality problems and the costs associated with solving those problems; and

•	personnel changes, including changes in our management.

Changes in operating expenses or variations in the timing of recognition of specific revenues resulting from any of these factors can cause significant variations in operating results from quarter-to-quarter and may in some future quarter result in losses or have a material adverse effect on our business or results of operations. Accordingly, we believe that quarter-to-quarter comparisons of results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance.

If the markets for service delivery management solutions and our Service Suite solution do not grow as anticipated or if our service delivery management solutions are not accepted in the marketplace, we may not be able to grow our business.

Given the saturation of the market for asset management and customer management software generally, we have broadened our product offerings in recent years to include our Service Suite solution. We did this in order to compete in the service delivery management market in general and the field service management market in particular. The market for service delivery management solutions in general, and our Service Suite solution in particular, are emerging markets and may not evolve as we anticipate they will. If customers’ demands in these emerging markets do not grow as anticipated or if our service delivery management solutions and Service Suite solution are not accepted in the marketplace, then we may not be able to grow our business.

If the market does not accept our new products and enhancements or upgrades to our existing products that we launch from time to time, our operating results and financial condition would be materially adversely affected.

From time to time, we may acquire new products, launch new products, and release enhancements or upgrades to existing products. For example, in December 2004, we released a new product called the Indus Asset Suite, which incorporates the key capabilities of our legacy PassPort and InsiteEE product lines. The Indus Asset Suite includes the Indus Foundation Architecture, or IFA, our new services-oriented architecture, and a new user interface. In 2006 we released a new product called RPM, which is a data warehouse and business intelligence solution designed to help clients drive improvements across their asset, field service and customer service operations. There can be no assurance that these or any other new or enhanced products will be sold successfully or that they can achieve market acceptance. Our future success with these products and other next generation products will depend on our ability to accurately determine the functionality and features required by our customers, as well as the ability to enhance and integrate our products and deliver them in a timely manner. We cannot predict the present and future size of the potential market for our next generation of products, and we may incur substantial costs to enhance, modify and integrate our products and services in order to meet the demands of this potential market.

Demand for our Asset Suite and Customer Suite products may grow slowly or decrease in upcoming quarters, which may impair our business and could materially adversely affect our results of operations and financial condition.

Overall demand for our Asset Suite and Customer Suite products in general may grow slowly or decrease in upcoming quarters and years because of unfavorable general economic conditions, decreased spending by companies in need of our products or other reasons. This may reflect the capital spending environment generally, a saturation of the market for asset management and customer management software generally, as well as deregulation and retrenchments affecting the way companies purchase these types of software. To the extent that there is a slowdown in the overall market for our products, our business, results of operations and financial condition are likely to be materially adversely affected.

If we are not able to license software to more new customers not currently using our software, our business and long-term prospects could be harmed.

During fiscal 2005 and fiscal 2006, a substantial portion of our software license sales were to existing customers. This has been part of our strategy to license our service delivery management solutions to our installed base of customers. However, in the future we believe we will need to grow the percentage of our software license sales that are made to new customers because those sales typically generate more new services and maintenance revenue. If we are not able to grow our software license sales to new customers, it will impair our ability to grow our business and maintain consistent profitability.

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

As of December 31, 2006, we had net operating loss carryforwards of approximately $64.9 million available for federal income tax purposes. Such carryforwards may be used to reduce consolidated taxable income, if any, in future years. These net operating loss carryforwards begin to expire in the year 2012. We have determined, upon the advice and analysis of our tax experts, that utilization of these net operating loss carryforwards will be subject to annual limitations under the provisions of Section 382 of the Internal Revenue Code due to changes in our ownership. These annual limitations may cause us to be in a tax payment position in future years, which could have a negative effect on financial results. Depending on the amount and timing of any taxable income, these annual limitations may also hinder our ability to utilize all of the net operating loss carryforwards before they expire.

If we experience delays in product development or the introduction of new products or new versions of existing products, our business and sales will be negatively affected.

We have, in the past, experienced delays in product development that have negatively affected our relationships with existing customers and have resulted in lost sales of our products and services to existing and prospective customers and our failure to recover our product development costs. In addition, delays in product development can, in some instances, delay the recognition of deferred software license revenue. There can be no assurance that we will not experience delays in connection with our current product development or future development activities. If we are unable to develop and introduce new products, or enhancements to and integrations of our existing products, in a timely manner in response to changing market conditions or customer requirements, our business, operating results and financial condition will be materially and adversely affected. Because we have limited resources, we must effectively manage and properly allocate and prioritize our product development efforts and our porting efforts relating to newer products and operating systems. There can be no assurance that these efforts will be successful or, even if successful, that any resulting products or operating systems will achieve customer acceptance.

Delays in our performance of software implementation and other consulting projects may negatively affect our business.

Following license sales to new customers, our consulting services may be engaged to assist in the implementation of our products and their extended solutions. Implementation may involve a lengthy process, including evaluation of customer requirements and business processes, customer training and consultation. In addition, we are often engaged by our existing customers for other lengthy consulting projects. A successful implementation or other consulting project requires a close working relationship between us, the customer and, if applicable, third-party consultants and systems integrators who assist in the process. These factors may increase the costs associated with completion of any given consulting project, increase the risks of collection of amounts due during implementation or other consulting projects, and increase risks of cancellation or delay of such projects. Delays in the completion of a product implementation or with any other consulting project may require that the revenues associated with such implementation or project be recognized over a longer period than originally anticipated, or may result in disputes with customers regarding performance by us and payment by the customers. Such delays have caused, and may in the future cause, material fluctuations in our operating results. Similarly, customers typically may cancel implementation and other services projects at any time without significant penalty, and any such cancellations could have a material adverse effect on our business or results of operations. Because our expenses are relatively fixed, a small variation in the timing of recognition of specific revenues can cause significant variations in operating results from quarter-to-quarter and may in some future quarter result in losses or have a material adverse effect on our business or results of operations.

Our growth is dependent, in part, upon the successful development of our indirect sales channels and maintaining good working relationships with systems integrators and other technology companies.

We believe that our future growth will depend, in part, on developing and maintaining successful strategic relationships or partnerships with systems integrators and other technology companies. One of our strategies is to continue to increase the proportion of customers served through these indirect channels. If we are not able to successfully partner with qualified systems integrators and other technology companies, it could adversely affect our results of operations. Because lower unit prices are often charged on sales made through indirect channels, increased indirect sales could reduce our average selling prices and result in lower gross margins. As indirect sales increase, our direct contact with our customer base could decrease, and we may have more difficulty accurately forecasting sales, evaluating customer satisfaction and recognizing emerging customer requirements. In addition, sales of our products through indirect channels may reduce our service revenues, as the third-party systems integrators reselling our products provide these services. Further, when third-party integrators install our products and train customers to use our products, it could result in incorrect product installation, failure to properly train the customer, or general failure of an integrator to satisfy the customer, any of which could have a negative effect on our relationship with the integrator and the customer. Such problems could damage our reputation and the reputation of our products and services. In addition, we may face additional competition from these systems integrators and third-party software providers who develop, acquire or market products competitive with our products.

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

We have a recent history of generating net losses and negative cash flow from operations. For example, we generated a net loss of $12.0 million and $6.1 million in the fiscal years ended March 31, 2004 and 2005, respectively, and used cash of $3.4 million and provided cash of $1.3 million in operating activities during the same periods. Although we were profitable and cash flow positive in the second half of fiscal 2005 and all four quarters of fiscal 2006, if we are unable to maintain consistent profitability and positive cash flow from operations in future quarters, it will negatively affect our capacity to implement our business strategy and may require us to take actions in the short-term that will impair the long-term prospects of our business. If we are unable to maintain consistent profitability and positive cash flow from operations in future quarters, it may also result in liquidity problems and impair our ability to finance our continuing business operations on terms that are acceptable to us. Further, we may need to enter into financing transactions that are dilutive to our stockholders’ equity ownership in our Company.

We have experienced significant change in our executive management team and our board of directors, and the current executive management team and board have only recently begun to work together.

We have experienced significant change in our executive management team and our board of directors. In January 2006, Arthur Beckman was promoted to Executive Vice President and Chief Technology Officer. In October 2005, Patrick Henn joined the Company as Executive Vice President and Chief Financial Officer. We appointed Joseph Trino as Executive Vice President of Corporate Strategy in January 2005. Gregory Dukat was promoted to Chief Executive Officer and John Gregg was promoted to Executive Vice President of Field Operations in February 2004. Furthermore, we have experienced significant change in our board of directors as five of our current seven board members have been on the board twenty-four months or less. The current executive management team and the board of directors have only recently begun to work together, and they may be unable to integrate and work effectively as a team. There are no assurances that we will be able to motivate and retain the current executive management team or that they will be able to work together effectively. There are also no assurances that there will not be further turnover on our board of directors. If we lose any member of our executive management team or they are unable to work together effectively, or if there is further board turnover, our business, operations and financial results could be adversely affected.

Our success depends upon our ability to attract and retain key personnel.

Our future success depends, in significant part, upon the continued service of our key technical, sales and senior management personnel, as well as our ability to attract and retain new personnel. Competition for qualified sales, consulting, technical and other personnel is intense, and there can be no assurance that we will be able to attract, assimilate or retain additional highly qualified employees in the future. Our ability to attract, assimilate and retain key personnel may be adversely impacted by the fact that we went through several reductions in force during the fiscal years ended March 31, 2004 and 2005. If we are unable to offer competitive salaries and bonuses, our key sales, consulting, technical and senior management personnel may be unwilling to continue service for us, and it may be difficult for us to attract new personnel. If we are unable to hire and retain personnel, particularly in senior management positions, our business, operating results and financial condition will be materially adversely affected. The loss of any of our key sales, consulting, technical and senior management personnel, particularly if lost to competitors, could impair our ability to grow business. Further additions of new personnel and departures of existing personnel, particularly in key positions, could be disruptive and have a material adverse effect on our business, operating results and financial condition.

Our business may suffer from risks associated with growth through acquisitions, should they occur.

In recent years we have acquired IUS and Wishbone, and we evaluate acquisition opportunities from time to time. All acquisitions involve specific risks. Some of these risks include:

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

Our success depends, in part, on our ability to develop more advanced products more quickly and less expensively than our existing and potential competitors and to educate potential customers on the benefits of licensing our products. Some of our competitors have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base than us, which may allow them to introduce products with more features, greater functionality and lower prices than our products. These competitors could also bundle existing or new products with other, more established products in order to effectively compete with us. The service delivery management market is very fragmented and consolidation by competitors with greater resources is a possible occurrence. If a trend emerges such that customers decide to consolidate their information technology systems and eliminate standalone “best-of-breed” application software, our revenues, margins and results of operations and financial condition may be adversely affected.

Increased competition is likely to result in price reductions, reduced gross margins and loss of sales volume, any of which could materially and adversely affect our business, operating results and financial condition. Any material reduction in the price of our products would negatively affect our gross revenues and could have a material adverse effect on our business, operating results and financial condition. There can be no assurance that we will be able to compete successfully against current and future competitors, and if we fail to do so we may be unable to maintain or increase our market share.

If we don’t respond to rapid technological change and evolving industry standards, we will be unable to compete effectively.

The industries in which we participate are characterized by rapid technological change, evolving industry standards in computer hardware and software technology, changes in customer requirements and frequent new product introductions and enhancements. The introduction of products embodying new technologies, the emergence of new standards or changes in customer requirements could render our existing products obsolete and unmarketable. As a result, our success will depend in part upon our ability to enhance and integrate our existing software products, expand our products through development or acquisition, and introduce new products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve customer acceptance. For example, in January 2005 Indus announced the release of IFA, a common architectural platform for all our applications. IFA is a convergent technology strategy that provides common tools across all Indus suites to deliver a common interface and software platform. There can be no assurance that IFA, or any future enhancements to or integrations of existing products, or any new products developed or acquired by us will achieve customer acceptance or will adequately address the changing needs of the marketplace. There can also be no assurance that we will be successful in developing, acquiring and marketing new products or enhancements to our existing products that incorporate new technology on a timely basis.

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

If we are not successful in Japan, we may not be able to grow revenue and we may need to write off some portion of our capitalized software, which could have a negative effect on our operating results and financial condition.

We have made significant investments in the Japanese market as part of our license arrangements with Tokyo Electric Power Company (“TEPCO”), Electric Power Development Company, and Shikoku Electric Company. These investments include resources to localize our asset management products for Japan and establishing a regional office in Tokyo. As of March 31, 2006, we had $3.8 million of unamortized capitalized software resulting from our efforts to localize our asset management products for Japan. We cannot be sure that we will succeed in Japan due to the cost and difficulty we have encountered localizing our products in

Japan, the cost of maintaining operations in Japan, and cultural differences in the conduct of business, including higher customer expectations and demands. Also, TEPCO is a significant source of revenue and referrals for new customers in Japan. If we are not able to maintain a good customer relationship with TEPCO, it will impact our revenue in Japan and our ability to grow license sales in Japan. If we are not successful in Japan, we may not be able to grow our revenue and we could have to write-off some portion of our capitalized software, which could have a negative effect on our operating results and financial condition.

If we are unable to expand our international operations, our operating results and financial condition could be materially and adversely affected.

International revenue (from sales outside the United States) accounted for approximately 24% of our total revenue for the fiscal year ended March 31, 2005 and 21% of our total revenue for the fiscal year ended March 31, 2006. We maintain an operational presence and have established support offices in the United Kingdom, Australia, France and Japan. We expect international sales to continue to be a material component of our business. However, there can be no assurance that we will be able to maintain or increase international market demand for our products. In addition, international expansion may require us to localize products in additional countries, establish additional foreign operations and hire additional personnel. This may require significant management attention and financial resources and could adversely affect our operating margins. To the extent we are unable to expand foreign operations in a timely or cost-effective manner, our growth, if any, in international sales will be limited, and our business, operating results and financial condition could be materially and adversely affected.

The success of our international operations is subject to many uncertainties.

Our international business involves a number of risks, including:

•	costs and other difficulties in producing and gaining acceptance of localized versions of our products;

•	cultural differences in the conduct of business;

•	difficulties in staffing and managing foreign operations;

•	the burden of complying with a wide variety of foreign laws, including laws related to employment and laws related to contractual agreements with partners and resellers;

•	unfavorable exchange rate fluctuations;

•	longer accounts receivable payment cycles;

•	greater difficulty in accounts receivable collection;

•	seasonality due to the annual slow-down in European business activity during the third calendar quarter;

•	unexpected changes in regulatory requirements and withholding taxes that restrict the repatriation of earnings;

•	tariffs and other trade barriers; and

•	negative effects relating to hostilities, war or terrorist acts.

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

We have taken net charges for restructuring of $10.2 million in 2001, $8.2 million in 2002, $2.0 million in the three-month transition period ended March 31, 2003, $44,000 in the fiscal year ended March 31, 2004 and $10.4 million in the fiscal year ended March 31, 2005. There can be no assurance that additional charges for restructuring expenses will not be required in future periods. Significant future restructuring charges could cause financial results to be unfavorable.

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

Item 2.	Properties

Certain information concerning the Company’s leased and owned office space as of March 31, 2006 is set forth below:

		Square	Ownership
Location	Principal Use	Footage	Interest

Domestic Offices:
Atlanta, GA	Corporate Headquarters, Research and Development, Sales And Marketing, Operations	45,557	Lease
Columbia, SC	Regional Operations, Research and Development, Sales and Marketing, Operations	80,000	Own
San Francisco, CA	Regional Operations, Research and Development, Sales and Marketing, Operations	25,670	Lease
Pittsburgh, PA	Regional Operations	6,833	Lease
International Offices:
Woking, Surrey, United Kingdom	Regional Operations	9,087	Lease
Paris, France	Regional Operations	6,660	Lease

The leased and owned office space listed above comprises space in active use. Space leased to third parties under lease and sub-lease arrangements has been excluded. See Note 6 to the Consolidated Financial Statements for further discussion.

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

No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended March 31, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock, $.001 par value per share, is traded on the Nasdaq National Market under the symbol “IINT.” The following table sets forth the high and low sales prices of the Company’s common stock for the periods indicated:

	High	Low

Year ended March 31, 2005
First Quarter	$3.80	$1.91
Second Quarter	2.18	1.23
Third Quarter	2.19	1.41
Fourth Quarter	2.77	2.00
Year ended March 31, 2006
First Quarter	$2.50	$1.89
Second Quarter	2.89	2.07
Third Quarter	3.28	2.46
Fourth Quarter	3.96	3.11

On June 9, 2006, there were 244 holders of record of our common stock. Because many of the Company’s shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future. The Company anticipates that any future earnings will be retained to finance the continuing development of its business.

On July 15, 1999, the Company’s Board of Directors approved a stock repurchase program for up to 2,000,000 shares of the Company’s outstanding common stock. The Company is authorized to use available cash to buy back its shares in open market transactions from time to time, subject to price and market conditions. No purchases were made during the last five fiscal years. As of March 31, 2006, the Company had repurchased 435,500 shares at a cost of $2.2 million under the program.

Equity Compensation Plan Information

The following table provides information about the common stock that may be issued under all of the Company’s existing equity compensation plans as of March 31, 2006.

(c) Number of Securities
Remaining Available
	(a) Number of Securities	(b) Weighted Average	for Future Issuance
	to be Issued Upon	Exercise Price of	Under Equity
	Exercise of Outstanding	Outstanding	Compensation Plans
	Options, Warrants	Options, Warrants	(Excluding Securities
Plan Category*	and Rights	and Rights	Reflected in Column (a))

Equity Compensation Plans Approved by Stockholders	9,494,293	$2.88	5,822,243

*	All of the Company’s Equity Compensation Plans have been approved by its stockholders.

Item 6.	Selected Financial Data

The following selected consolidated financial data of the Company is qualified by reference to and should be read in conjunction with the consolidated financial statements and notes thereto and other financial information included elsewhere herein. The selected consolidated balance sheet data as of March 31, 2005 and 2006 and selected consolidated statements of operations data for the years ended March 31, 2004, 2005 and 2006 are derived from and qualified by reference to the audited consolidated financial statements of the Company, which are included elsewhere herein. The selected consolidated balance sheet data as of December 31, 2001 and 2002, and March 31, 2003 and 2004 and the selected consolidated statements of operations for the years ended December 31, 2001 and 2002 and the three months ended March 31, 2003 are derived from the audited consolidated financial statements of the Company which are not included herein, but have been previously filed with the SEC.

In March 2003, the Company changed its fiscal year end from December 31 to March 31, which results in a three-month transition period ended March 31, 2003. To allow for comparable and more meaningful information, operating results for the twelve-month period ended March 31, 2003 are provided. Operating results for the twelve-month period ended March 31, 2003 are derived from the Company’s published quarterly results and are unaudited.

			Three Months
	Year Ended		Ended
	December 31,		March 31,	Years Ended March 31,
	2001	2002	2003	2003	2004	2005	2006
				(Unaudited)
	(Amounts in thousands, except per share data)

Statement of Operations data:
Revenue:
Software license fees	$21,005	$15,527	$2,637	$13,936	$23,917	$31,866	$25,971
Services:
Support, outsourcing and hosting	35,637	36,780	10,614	38,751	59,536	59,543	59,694
Consulting, training and other	119,372	64,858	13,983	59,269	62,933	50,760	47,491

Total services	155,009	101,638	24,597	98,020	122,469	110,303	107,185

Total revenue	176,014	117,165	27,234	111,956	146,386	142,169	133,156

Cost of revenue:
Software license fees	1,378	2,997	226	3,109	999	3,737	2,041
Services:
Support, outsourcing and hosting	8,242	11,150	4,175	13,194	20,265	16,975	14,474
Consulting, training and other	71,816	44,842	11,001	42,293	46,342	38,995	37,398

Total services	80,058	55,992	15,176	55,487	66,607	55,970	51,872

Total cost of revenue	81,436	58,989	15,402	58,596	67,606	59,707	53,913

Gross margin	94,578	58,176	11,832	53,360	78,780	82,462	79,243

Operating expenses:
Research and development	49,720	45,750	8,713	41,756	34,960	31,956	29,357
Sales and marketing	30,363	29,945	6,546	28,927	33,334	30,619	27,234
General and administrative	17,468	13,306	3,957	14,590	21,226	15,125	15,187
Restructuring and settlement expenses/(benefits)	10,188	8,199	1,968	6,771	44	10,430	(24)

Total operating expenses	107,739	97,200	21,184	92,044	89,564	88,130	71,754

Income (loss) from operations	(13,161)	(39,024)	(9,352)	(38,684)	(10,784)	(5,668)	7,489
Other income (expense), net	2,412	1,303	(50)	1,058	(554)	(285)	529

Income (loss) before taxes	(10,749)	(37,721)	(9,402)	(37,626)	(11,338)	(5,953)	8,018
Provision (benefit) for income taxes	36	(3,944)	277	(3,669)	623	112	(162)

Net income (loss)	$(10,785)	$(33,777)	$(9,679)	$(33,957)	$(11,961)	$(6,065)	$8,180

Net income (loss) per share:
Basic	$(0.31)	$(0.96)	$(0.26)	$(0.95)	$(0.24)	$(0.11)	$0.14

Diluted	$(0.31)	$(0.96)	$(0.26)	$(0.95)	$(0.24)	$(0.11)	$0.14

Shares used in computing per share data:
Basic	34,857	35,237	37,210	35,838	49,455	57,259	57,951

Diluted	34,857	35,237	37,210	35,838	49,455	57,259	60,195

	December 31,		March 31,
	2001	2002	2003	2004	2005	2006
			(In thousands)

Balance sheet data:
Working capital	$43,283	$14,145	$(17,104)	$1,655	$3,683	$15,031
Total assets	139,965	101,712	145,831	133,951	122,777	114,833
Short-term debt	4	266	24,790	814	968	999
Long-term debt	—	124	52	10,299	9,530	8,763
Total stockholders’ equity	59,393	26,709	27,081	45,600	40,413	50,081

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect management’s current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of phrases and expressions such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will” or other similar words or phrases. These statements, which speak only as of the date given, are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our expectations or projections. These risks include, but are not limited to, projected growth in the emerging markets for service delivery management market and field service management, market acceptance and the success of our new products and enhancements and upgrades to our existing products, market acceptance of our service delivery management strategy, current market conditions for our products and services, the capital spending environment generally, our ability to achieve growth in our Asset Suite, Customer Suite and Service Suite products, our ability to license software to new customers, the success of our product development strategy, delays in professional services projects, our competitive position, our ability to establish and retain partnership arrangements, our ability to develop our indirect sales channels, changes in our executive management team, uncertainty relating to and the management of personnel changes, timely development and introduction of new products, releases and product enhancements, current economic conditions, heightened security and war or terrorist acts in countries of the world that affect our business, and other risks identified in Item 1A. Risk Factors, beginning on page 15. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Critical Accounting Policies

Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including, as discussed below, those significant estimates related to revenue recognition, accounts receivable and allowance for doubtful accounts, valuation of goodwill and intangible assets and restructuring accruals. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Revenue Recognition

The Company’s revenue arises from two sources: (a) the sale of licenses to use our software products; and (b) the delivery of customer support, outsourcing, hosting, implementation, consulting, training and education services related to our software products. Revenue recognition rules for software companies are very complex, often subject to interpretation, and continue to evolve. Very specific and detailed guidelines in measuring revenue are followed by the Company; however, certain judgments affect the application of the Company’s revenue policy. On occasion, the Company is unable to recognize software license revenue in the period an order is received due to the requirements of the applicable accounting standards, the judgments involved and contractual provisions in response to customer demands. Delays in the timing and amount of revenue recognition for software license fees have caused volatility in the Company’s financial results. At March 31, 2006, the Company did not have significant software license revenues in deferred revenue as the criteria for revenue recognition was met during fiscal 2006.

Software license fee revenue is recognized when a non-cancelable license agreement becomes effective as evidenced by a signed contract, product delivery, a fixed or determinable license fee and probability of collection. If the license fee is not fixed or determinable, revenue is recognized as payments become due from the customer. In arrangements that include rights to multiple software products and/or services, the total arrangement fee is allocated among each of the deliverables using the residual method, under which revenue is allocated to undelivered elements based on vendor-specific objective evidence (“VSOE”) of fair value of such undelivered elements and the residual amounts of revenue are allocated to delivered elements. Elements included in multiple element arrangements may consist of software products, maintenance (which includes customer support services and unspecified upgrades), hosting implementation and/or consulting services. VSOE is determined on the basis of prices generally charged when an element is sold separately or, in the case of an element not yet sold separately, the price established by authorized management if it is probable that the price, once established, will not change when the element is sold separately. To determine VSOE of fair value for implementation and/or consulting services and for maintenance services, the Company performs testing quarterly based on the Company’s prices charged when an element is sold separately. With respect to implementation and/or consulting services, management evaluates the service rates for services sold to all customers in the most recent twelve months to determine the fair value of such services. With respect to maintenance services, management evaluates the renewal rates charged to customers each quarter to confirm that the fees charged in the initial agreement are consistent with the renewal rates charged to other customers. The Company’s renewal rates are stated in the agreement with each customer, and customers generally renew at the stated rates. If a license arrangement includes any discounts on professional services or maintenance services from the fair values determined by such quarterly tests, then the amount of the discount is deferred from the license fee stated in the contract and recognized as services revenue as the services are performed. If VSOE does not exist for an undelivered element, the total arrangement fee will be recognized as revenue ratably over the life of the contract. During fiscal 2005 and fiscal 2006, VSOE existed for all agreements, and no revenues were deferred for this reason.

Revenue from consulting and implementation services is, in general, time and material based and recognized as the work is performed. Delays in project implementation will result in delays in revenue recognition. Some professional consulting services involve fixed-price and/or fixed-time arrangements and are recognized using contract accounting, which requires the accurate estimation of the cost, scope and duration of each engagement. Revenue for these projects is recognized on the percentage-of-completion method, with progress-to-completion measured by using specific milestones, usually labor unit inputs, with revisions to estimates reflected in the period in which changes become known. Project losses are provided for in their entirety in the period they become known, without regard to the percentage-of-completion. If the Company does not accurately estimate the resources required or the scope of work to be performed, or does not manage its projects properly within the planned periods of time or satisfy its obligations under the contracts, then future consulting margins on these projects may be negatively affected or losses on existing contracts may need to be recognized. Although the Company has a good history of successful services performance, occasional deviations from the significant estimates required for larger services engagements, particularly those with fixed-price arrangements, could cause volatility in the Company’s financial results.

Revenue from customer support services is recognized ratably over the term of the support contract, typically one year. Revenue from outsourcing and hosting services is recognized based upon contractually agreed upon rates per user or service, over a contractually defined time period.

Accounts Receivable and Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated accounts receivable losses resulting from the inability or failure of its customers to make required payments. This allowance is formula-based, supplemented by an evaluation of specific accounts where there may be collectibility risk. If the methodology the Company uses to calculate this allowance does not properly reflect future collections, revenue could be overstated or understated. On an ongoing basis, the Company evaluates the collectibility of accounts receivable based upon historical collections and an assessment of the collectibility of specific accounts. The Company evaluates the collectibility of specific accounts using a combination of factors, including the age of the outstanding balance(s), evaluation of the account’s financial condition, recent payment history, and discussions with the Company’s account executive for the specific customer. Based upon this evaluation of collectibility, any increase or decrease required in the allowance for doubtful accounts is reflected in the period in which the evaluation indicates that a change is necessary. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts was $1,134,000 as of March 31, 2006 and $562,000 as of March 31, 2005. The increase is primarily attributable to an increase in the outstanding balance of accounts receivable that are over 120 days from date of invoice.

The Company generates a significant portion of revenues and corresponding accounts receivable from sales to the utility industry. As of March 31, 2006, approximately $8.6 million, or 57%, of the Company’s gross accounts receivable were attributable to software license fees and services sales to utility customers. In determining the Company’s allowance for doubtful accounts, the Company has considered the financial condition of the utility industry as a whole, as well as the financial condition of individual utility customers.

Revenue from sales denominated in currencies other than the U.S. Dollar resulted in approximately $4.3 million of the Company’s March 31, 2006 gross accounts receivable, of which approximately $1.5 million was denominated in Euros and approximately $1.7 million was denominated in British pounds. Historically, the foreign currency gains and losses on these receivables have not been significant, and the Company has determined that foreign currency derivative products are not required to hedge the Company’s exposure. If the value of the U.S. Dollar significantly increased versus one or more foreign currencies, the U.S. Dollar equivalents received from the non-U.S. Dollar receivables could be significantly less than the March 31, 2006 reported amount.

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

The Company performed its annual impairment test as of December 31, 2005 and concluded that no impairment of goodwill existed since the fair value of the Company’s reporting unit exceeded its carrying value. No events have occurred, nor circumstances changed subsequent to December 31, 2005, that would reduce the Company’s fair value below its carrying value. The Company will continue to test for impairment on an annual basis or on an interim basis if events occur or circumstances change that would indicate the possibility of impairment. The impairment review may require an analysis of future projections and assumptions about the Company’s operating performance. If such a review indicates that the assets are impaired, an expense would be recorded for the amount of the impairment, and the corresponding impaired assets would be reduced in carrying value. Differences in the identification of reporting units and the use of valuation techniques can result in materially different evaluations of impairment.

Restructuring

In the year ended March 31, 2006, the Company recorded a net restructuring benefit of $24,000. The restructuring benefits and settlement expenses for fiscal 2006 include: (1) a $0.4 million settlement expense related to the termination of the Company’s agreement with a third party to purchase contract labor development services through 2007; (2) a $0.4 million restructuring benefit for revisions to the Company’s assumptions for sublease income for one floor in San Francisco, CA; (3) a $0.2 million benefit for finalization of a lease buyout agreement for the Company’s unused floors in Atlanta, GA; and (4) accretion on the existing lease obligations recorded in prior business restructuring activities.

In the year ended March 31, 2005, the Company recorded net restructuring charges of $10.4 million for revisions to accounting estimates from prior business restructurings and for additional restructuring charges related to office and business consolidations and employee severance. Revisions to the Company’s assumptions for expected sublease income from two unoccupied floors in San Francisco, CA comprised $0.4 million of this expense. Further consolidation of office space in San Francisco and Atlanta, GA resulted in $7.0 million in new restructuring charges for the year. This consolidation included vacating three floors in Atlanta and one additional floor in San Francisco. The remaining $3.0 million in restructuring expense is associated with the elimination of approximately 140 positions, including the transfer of certain functions to the company-owned office buildings in Columbia, SC and the outsourcing of some development functions to India. At March 31, 2006, a total of $1.0 million remains in the current and long-term restructuring accruals for these initiatives, which relates to excess lease costs associated with subleasing the Company’s vacated office space in San Francisco. These restructuring charges have been recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No. 112, “Employer’s Accounting for Postemployment Benefits.”

Between January 1, 2000 and March 31, 2004, the Company recorded restructuring charges totaling $21.8 million relating to two restructuring initiatives: (1) the relocation of the Company’s headquarters from San Francisco to Atlanta and (2) the suspension of the United Kingdom Ministry of Defense (“MoD”) project. At March 31, 2006, a total of $4.1 million remains in the current and long-term restructuring accruals for these initiatives, all of which relates to excess lease costs associated with subleasing the Company’s vacated office space in San Francisco, CA.

The restructuring accruals remaining as of March 31, 2006 are included in the Consolidated Financial Statements in “Accrued liabilities” for amounts due within one year and “Other liabilities” for amounts due after one year.

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

Year Ended March 31, 2005 Compared to the Year Ended March 31, 2006

Revenue

	Twelve Months Ended		%
	3/31/2005	3/31/2006	Change
	(In thousands)

Software license fees	$31,866	$25,971	(18.5)%
Percentage of total revenue	22.4%	19.5%
Support, outsourcing and hosting	59,543	59,694	0.3%
Percentage of total revenue	41.9%	44.8%
Consulting, training and other	50,760	47,491	(6.4)%
Percentage of total revenue	35.7%	35.7%

Total revenue	$142,169	$133,156

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

Software license fees:  Software license fees decreased 18.5% to $26.0 million in the year ended March 31, 2006. In fiscal 2005, the Company benefited from the recognition of over $5.0 million of software license revenue from Tokyo Electric Power Company (“TEPCO”), which was a license agreement signed in 2003, but not recognized until the beginning of the 2005 fiscal year when the product was translated and localized for the Japan market. In addition, the decrease in software license fees is attributable to several license agreements that did not close as anticipated by the end of fiscal 2006 due to customer delays in the sales cycle. As of the date of this filing, one of these deals has been closed subsequent to year end. The Company continued to see improved sales of Service Suite, which grew more than 300% during the year.

Support, outsourcing and hosting:  Support, outsourcing and hosting revenue for the year ended March 31, 2006 was consistent with the year ended March 31, 2005. The Company decided not to renew a non-strategic outsourcing contract in October 2004 which provided recurring revenues of approximately $2.5 million during fiscal year 2005. Revenues from customer support services agreements sold with new sales of software and growth in the Company’s hosting business offset the decline in outsourcing revenue. Renewals of customer support revenues for fiscal 2006 remained over 90%, reflecting limited customer cancellations or fee reductions.

Consulting, training and other:  Consulting, training and other revenue decreased 6.4% to $47.5 million in the year ended March 31, 2006. The prior year reflected more engagements for such services and higher utilization of billable personnel. In fiscal 2006, a portion of the decrease in consulting revenues resulted from time being spent to train personnel in the Service Suite. The Company continues to utilize third party systems integrators and certified business partners in its delivery of consulting, training and other services in order to provide greater business scalability and the potential introduction into more opportunities for sales of its software products. Over time, the Company anticipates this strategy will likely afford manageable growth and more efficient delivery of consulting, training and other services.

Cost of Revenue

	Twelve Months Ended		%
	3/31/2005	3/31/2006	Change
	(In thousands)

Cost of software license fees	$3,737	$2,041	(45.4)%
Percentage of software license revenue	11.7%	7.9%
Cost of support, outsourcing and hosting	16,975	14,474	(14.7)%
Percentage of support, outsourcing and hosting	28.5%	24.2%
Cost of consulting, training and other	38,995	37,398	(4.1)%
Percentage of consulting, training and other	76.8%	78.7%

Total cost of revenue	$59,707	$53,913

Cost of revenue consists of (a) amortization of the costs associated with internally developed software, (b) amounts paid to third parties for inclusion of their products in the Company’s software, (c) personnel, data maintenance and related costs for customer support, hosting and outsourcing services, and (d) personnel and related costs for consulting, training and other services.

Cost of software license fees:  Cost of software license fees decreased 45.4% in the year ended March 31, 2006. This decrease is due to a decrease in the amortization of capitalized software development costs related to a double-byte character-enabled version of our Asset Suite from $2.7 million in fiscal 2005 to $1.3 million in fiscal 2006, which was due to a substantially greater amount of software license fees recognized in Japan in fiscal 2005. The product was made generally available for sale in Japan in April 2004, following delivery to and product acceptance by TEPCO. In addition, the product mix sold in fiscal 2006 resulted in lower costs for third party software, which is included in some of the Company’s products.

Cost of services revenue — customer support, outsourcing and hosting:  The 14.7% decrease during the year ended March 31, 2006 in cost of customer support, outsourcing and hosting services is attributable to greater efficiencies in utilization of personnel to deliver these services, including a $1.9 million reduction in outsourcing expense primarily due to the non-renewal of an outsourcing contract in October 2004 as previously mentioned.

Cost of services revenue — consulting, training and other:  Cost of consulting, training and other services decreased 4.1% in the year ended March 31, 2006 consistent with the decrease in revenues from consulting and training. As a percentage of revenue, cost of consulting, training and other services revenue for the year ended March 31, 2006 increased due to lower utilization of personnel on staff.

Operating Expenses

	Twelve Months Ended		%
	3/31/2005	3/31/2006	Change
	(In thousands)

Research and development	$31,956	$29,357	(8.1)%
Percentage of total revenue	22.5%	22.0%
Sales and marketing	30,619	27,234	(11.1)%
Percentage of total revenue	21.5%	20.5%
General and administrative	15,125	15,187	0.4%
Percentage of total revenue	10.6%	11.4%
Restructuring and settlement expenses (benefits)	10,430	(24)	>100%
Percentage of total revenue	7.3%	(0.0)%

Total operating expense	$88,130	$71,754

Research and development:  Research and development expenses include personnel and related costs, both internal and offshore, third party consultant fees and computer processing costs, all directly attributable to the development of new software products and enhancements to existing products. The $2.6 million reduction in research and development expenses for the year ended March 31, 2006 from the prior year is attributable to the improved utilization of development resources, streamlined development and QA processes, and lower salary and contractor expenses associated with the completion of key development efforts.

Sales and marketing:  Sales and marketing expenses include personnel and related costs, sales commissions, and the costs of advertising, public relations and participation in industry conferences and trade shows. The $3.4 million reduction in sales and marketing expenses for the year ended March 31, 2006 from the prior year is attributable to lower commissions and bonuses associated with the lower software license revenues and to the Company’s continued efforts toward cost containment and better allocation of marketing resources.

General and administrative:  General and administrative expenses include the costs of finance, human resources and administrative operations. For the year ended March 31, 2006, general and administrative expenses remained consistent with the prior year, which is primarily attributable to cost containment programs and the consolidation of certain previously decentralized accounting and administrative functions in fiscal 2005 offset by higher accounting fees, including Sarbanes-Oxley related services.

Restructuring and settlement expenses (benefits):  In the year ended March 31, 2006, the Company recorded a net restructuring benefit of $24,000 which included (1) a $0.4 million settlement expense related to the termination of the Company’s agreement with a third party to purchase contract labor development services through 2007; (2) a $0.4 million restructuring benefit for revisions to the Company’s assumptions for sublease income for one floor in San Francisco, CA; (3) a $0.2 million benefit for finalization of a lease buyout agreement for the Company’s unused floors in Atlanta, GA; and (4) accretion on the existing lease obligations recorded in prior business restructuring activities.

In the year ended March 31, 2005, the Company recorded net restructuring charges of $10.4 million for revisions to accounting estimates from prior business restructurings and for additional restructuring charges related to office and business consolidations and employee severance.

Interest Income (Expense), Other Income and Provision (Benefit) for Income Taxes

	Twelve Months Ended		%
	3/31/2005	3/31/2006	Change
	(In thousands)

Interest income (expense), net	$(470)	$185	139.4%
Percentage of total revenue	(0.3)%	0.1%
Other income, net	185	344	85.9%
Percentage of total revenue	0.1%	0.3%
Provision (benefit) for income taxes	112	(162)	(244.6)%
Percentage of total revenue	0.1%	(0.1)%

Interest income (expense), net:  Net interest income (expense) arises from interest expense on a mortgage note payable and interest income generated from the Company’s invested cash balances. The increase in net interest income for the year ended March 31, 2006 is the result of higher interest returns from the Company’s higher cash balances compared to the prior year’s cash balances.

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

Provision (benefit) for income taxes:  Income taxes include federal, state and foreign income taxes. The income tax benefit for the year ended March 31, 2006 is attributable to the withholding of income taxes on revenues generated in foreign countries offset by tax benefits recognized upon resolution of outstanding income tax issues. As of March 31, 2006, the Company has significant net operating losses that can be carried forward to offset taxable income that may arise in the future. However, the Company has determined that utilization of the net operating losses is subject to annual limitations, per Section 382 of the Internal Revenue Code.

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

Software license fees:  Software license fees increased 33.2% to $31.9 million in the year ended March 31, 2005. The increase in software license fees was attributable to improved sales execution and sales of Service Suite primarily into the Company’s existing customer base. Service Suite was acquired in the January 2004 acquisition of Wishbone and, therefore, was not available for sale through the first three quarters of fiscal 2004. Software license fees for fiscal year 2005 benefited from the recognition of a software license with TEPCO in excess of $5.0 million under a contract entered into by the Company in March 2003.

Support, outsourcing and hosting:  Support, outsourcing and hosting revenue for the year ended March 31, 2005 was approximately equivalent to the year ended March 31, 2004. The Company decided not to renew a non-strategic outsourcing contract in October 2004 which provided recurring revenues of approximately $1.0 million per quarter, resulting in a year-over-year decline of approximately $2.0 million. Revenues from customer support services agreements sold with new sales of software and growth in the Company’s hosting business offset the decline in outsourcing revenue. Renewals of customer support revenues for fiscal 2005 remained over 90%.

Consulting, training and other:  Consulting, training and other revenue decreased 19.3% to $50.8 million in the year ended March 31, 2005. The prior year reflected more engagements for such services and higher utilization of billable personnel.

Cost of Revenue

	Twelve Months Ended		%
	3/31/2004	3/31/2005	Change
	(In thousands)

Cost of software license fees	$999	$3,737	274.1%
Percentage of software license revenue	4.2%	11.7%
Cost of support, outsourcing and hosting	20,265	16,975	(16.2)%
Percentage of support, outsourcing and hosting	34.0%	28.5%
Cost of consulting, training and other	46,342	38,995	(15.9)%
Percentage of consulting, training and other	73.6%	76.8%

Total cost of revenue	$67,606	$59,707

Cost of software license fees:  The 274.1% increase in cost of software license fees in the year ended March 31, 2005 was attributable to the amortization of $2.7 million of capitalized software development costs related to a double-byte character-enabled version of our Asset Suite. The product was made generally available for sale in Japan in April 2004, following delivery to and product acceptance by TEPCO. There was no corresponding amortization in the year ended March 31, 2004.

Cost of services revenue — customer support, outsourcing and hosting:  The decrease in cost of customer support, outsourcing and hosting services was attributable to two factors: (1) the efficiencies gained through consolidation of the Company’s North American customer support operations in Columbia, SC as part of the Company’s business restructuring plan implemented during the first quarter of fiscal 2005; and (2) the elimination of personnel associated with the non-strategic outsourcing contract that was not renewed in October 2004, as described above.

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

Operating Expenses

	Twelve Months Ended		%
	3/31/2004	3/31/2005	Change
	(In thousands)

Research and development	$34,960	$31,956	(8.6)%
Percentage of total revenue	23.9%	22.5%
Sales and marketing	33,334	30,619	(8.1)%
Percentage of total revenue	22.8%	21.5%
General and administrative	21,226	15,125	(28.7)%
Percentage of total revenue	14.5%	10.6%
Restructuring expense	44	10,430	>100%
Percentage of total revenue	0.0%	7.3%

Total operating expense	$89,564	$88,130

Research and development:  The reduction in research and development expenses for the year ended March 31, 2005 from the prior year was attributable to the combined effects of two principal actions: (1) the elimination of personnel dedicated to less strategic product development; and (2) increased utilization of offshore research and development resources in India. Total research and development expenditures were reduced by approximately $10.3 million from the prior year, after consideration of the $7.3 million of software development costs capitalized in the year ended March 31, 2004 to develop the double-byte character-enabled version of our Asset Suite.

Sales and marketing:  The reduction in sales and marketing expenses for the year ended March 31, 2005 from the prior year was attributable to the elimination of certain sales and marketing positions as part of the Company’s restructuring plan implemented in August 2004 as well as cost containment efforts and better allocations of resources. These reductions are partially offset by tiered sales commissions associated with greater sales of software licenses in fiscal 2005.

General and administrative:  The $6.1 million reduction in general and administrative expenses for the year ended March 31, 2005 from the prior year was attributable to consolidation of certain previously decentralized accounting and administrative functions into the Company’s headquarters in Atlanta, GA and continued cost containment programs.

Restructuring expense:  In the year ended March 31, 2005, the Company recorded net restructuring charges of $10.4 million for revisions to accounting estimates from prior business restructurings and for additional restructuring charges related to office and business consolidations and employee severance.

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

Interest expense, net:  The decrease in interest expense, net was due to the elimination of interest related to 8% Convertible Notes, which were converted to common stock on July 29, 2003.

Other income, net:  Foreign exchange gains reflect the decline in the value of the U.S. Dollar and its impact on the Company’s non-U.S. subsidiaries holding U.S. Dollar cash and receivable balances and the revaluation of certain intercompany balances between the parent company and one of its international subsidiaries.

Provision for income taxes:  The provision for income taxes for the year ended March 31, 2005 was attributable to the withholding of income taxes on revenues generated in foreign countries offset by tax benefits recognized upon resolution of outstanding income tax issues.

Liquidity and Capital Resources

At March 31, 2006, the Company’s principal sources of liquidity consisted of approximately $37.2 million in cash and cash equivalents and $5.8 million in short and long-term restricted cash. The Company generated $11.0 million of cash flow from operations for the year ended March 31, 2006, and used cash totaling $0.9 million in investing and financing activities, increasing cash and cash equivalents by $9.4 million from March 31, 2005, while decreasing short and long-term restricted cash by $0.2 million.

During the year ended March 31, 2006:

•	Cash of $11.0 million was provided from operating activities. Cash realized from earnings of $8.2 million and favorable collections of outstanding accounts receivable were the principal sources of cash during the twelve months ending March 31, 2006. The Company generated operating income during all four quarters of fiscal 2006 as well as the third and fourth quarters of fiscal 2005 largely through better execution on its business plans and realization of financial benefits from the Company’s restructuring activities in the first half of fiscal 2005. The Company made cash payments of approximately $2.5 million in settlement of a lease buyout on a portion of the office space in the Company’s headquarters in Atlanta, GA. Days’ Sales Outstanding (“DSO”) improved to 60 days at March 31, 2006, from 76 days at March 31, 2005. The cash from favorable collections was reduced by payments associated with sales incentive plans, management bonuses, and related payments tied to prior fiscal year performance and by $7.1 million in payments on obligations from prior restructuring activities.

•	Cash of $1.4 million was used in investing activities with $1.7 million for capital expenditures, which consist principally of purchases of computers, equipment and technology, which have been reduced to a level to ensure consistency in operations and customer success. This cash outflow was offset by a decrease in restricted cash of $0.2 million.

•	Cash of $0.6 million was provided by financing activities, which includes debt payments of $1.3 million offset by proceeds from stock option exercises of $1.9 million.

Commitments Under Prior Restructuring Activities:

During the twelve months ended March 31, 2006, the Company paid $7.1 million in payments on obligations from prior restructuring activities. Future payments for these restructuring activities are projected to be $2.6 million in fiscal year 2007, $2.2 million in fiscal year 2008, and $0.3 million in fiscal year 2009, for an aggregate total of $5.1 million.

Restricted Cash:

At March 31, 2006, the Company maintained cash deposits totaling approximately $5.8 million in support of six standby letters of credit and collateral for a mortgage. These deposits are classified as restricted cash, of which $2.8 million is included in current assets and the balance of $3.0 million in non-current assets. The letters of credit require the Company to maintain corresponding compensating balances equal to the amounts of the letters of credit. We expect a total of $4.6 million in restricted cash to be released in increments of $2.3 million each in both December 2006 and May 2008, relative to the expiration of letters of credit supporting a performance bond and the Company’s leased facilities in San Francisco, CA, respectively. A $0.6 million certificate of deposit, used as collateral for the Company’s $11.5 million mortgage note payable on its Columbia, SC property, will be released in April 2008.

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

Cash Analysis:

The Company believes that its existing cash, cash equivalents, and marketable securities, together with anticipated cash flows from operations, will be sufficient to meet its cash requirements for at least the next 12 months. The Company implemented significant business restructuring plans to better align its resources with its strategic initiatives and improve on-going profitability and cash flows from operations during the first half of fiscal 2005. The Company began to realize the financial benefits from these restructuring activities in the second half of the year, and continues to realize the financial benefits. This is apparent in the improved operating results of the Company during fiscal 2006, in which net income of $8.2 million was reported and available cash balances increased by $9.4 million through cash flows from operations. The Company believes it will continue to realize financial benefits from its restructuring activities in the forms of profitability and cash flows from operations but cannot assure investors that it will remain consistently profitable and cash flow positive on a quarterly basis. If necessary, the Company is also prepared to adjust its usage of cash and cash equivalents, as called for by its internal business plans, to align with actual business conditions.

The foregoing statement regarding the Company’s expectations for continued liquidity is a forward-looking statement, and actual results may differ materially depending on a variety of factors, including variable operating results, continued operating losses, presently unexpected uses of cash and the factors discussed in Item 1A. Risk Factors.

New Accounting Pronouncements

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The Company does not expect the adoption of the provisions of SFAS No. 154 to have a material impact on its results of operations or financial condition.

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

Statement 123(R) must be adopted no later than the beginning of the first fiscal year beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company will adopt Statement 123(R) during its first quarter of fiscal 2007.

Statement 123(R) permits public companies to adopt its requirements using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R)that remain unvested on the effective date; and (2) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior periods of the year of adoption. The Company will adopt Statement 123(R) in the first quarter of fiscal 2007 using the modified prospective method.

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

Off-Balance Sheet Arrangements

As of March 31, 2006, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC under the Securities Exchange Act of 1934, as amended.

Aggregate Contractual Obligations

As of March 31, 2006, the Company’s primary commitments are its leased office space in Atlanta, GA; San Francisco, CA; and Woking, England and payments on the mortgage note discussed in “Acquisition Financing” above. The Company leases its office space under non-cancelable lease agreements that expire at various times through 2012. Net rent payable under these leases in fiscal year 2007 is anticipated to be $4.8 million.

The following table summarizes the Company’s significant contractual obligations at March 31, 2006 and the effect such obligations are expected to have on liquidity and cash flows in future periods. The Company expects to fulfill all of the following commitments from its working capital. This table excludes amounts already included as current liabilities on the March 31, 2006 balance sheet (in thousands):

	Payments Due by Period as of March 31, 2006
		Less Than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Contractual Obligations
Long-term debt, including interest	$10,968	$1,363	$9,605	$—	$—
Operating lease obligations(1)	14,160	4,797	6,666	1,856	841
Other long-term liabilities(2)	2,531	—	2,531	—	—

Total	$27,659	$6,160	$18,802	$1,856	$841

(1)	Operating lease obligations are presented net of income from subleases in effect at March 31, 2006.

(2)	Other long-term liabilities represents restructuring accruals and are presented net of expected sublease income in the aggregate amount of $2.0 million.

Except for those items discussed above, the Company has no guarantees of debt or similar capital commitments to third parties, written options on non-financial assets, standby repurchase agreements, or other commercial commitments.

Indemnifications:

License and hosting agreements with customers generally contain infringement indemnity provisions. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with patent, copyright, trademark or trade secret infringement claims made by third parties with respect to the customer’s authorized use of our products and services. The indemnity provisions generally provide for the Company to control defense and settlement and cover costs and damages finally awarded against the customer. The indemnity provisions also generally provide that if the Company’s products infringe, or in the Company’s opinion it is likely that they will be found to infringe, on the rights of a third-party, Indus will, at its option and expense, procure the right to use the infringing product, modify the product so it is no longer infringing, or return the product for a partial refund that reflects the reasonable value of prior use. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations. The Company accounts for these indemnity obligations in accordance with SFAS No. 5,

“Accounting for Contingencies,” and records a liability for these obligations when a loss is probable and reasonably estimable. The Company has not recorded any liabilities for these arrangements as of March 31, 2006.

Services agreements with customers may also contain indemnity provisions for death, personal injury or property damage caused by the Company’s personnel or contractors in the course of performing services to customers. Under these agreements, the Company generally agrees to indemnify, defend and hold harmless the customer in connection with death, personal injury and property damage claims made by third parties with respect to actions of the Company’s personnel or contractors. The indemnity provisions generally provide for the Company control of defense and settlement and cover costs and damages finally awarded against the customer. The indemnity obligations contained in services agreements generally have no specified expiration date and no specified monetary limitation on the amount of award covered. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations and estimates the fair value of these potential obligations to be nominal. Accordingly, no liabilities have been recorded for these agreements as of March 31, 2006.

Some service agreements require the Company to maintain performance bonds as security for the performance of the Company’s obligations under those agreements. Some of the performance bonds require cash to be restricted as collateral. The obligations to maintain these bonds typically expire either at a date specified in the applicable contract or upon the performance of the Company’s obligations. Due to the Company’s historical experience of successful software implementations, the Company has no significant history of payment under these types of bonds. The Company has not recorded any liabilities for these arrangements as of March 31, 2006.

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

Foreign Exchange Rate Sensitivity:

The Company provides services to customers primarily in the United States, Europe, Asia Pacific and elsewhere throughout the world. As a result, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Sales are primarily made in U.S. Dollars; however, as the Company continues to expand its operations, more contracts may be denominated in Australian and Canadian Dollars, Pound Sterling, Euros and Japanese Yen. A strengthening of the U.S. Dollar could make the Company’s products less competitive in foreign markets. A hypothetical 5% unfavorable foreign currency exchange move versus the U.S. Dollar, across all foreign currencies, would adversely affect the net fair value of foreign denominated cash, cash equivalents and investment financial instruments by approximately $0.5 million at March 31, 2006.

Interest Rates

The Company’s cash investments carry a degree of interest risk. Floating rate returns may produce less income than expected if interest rates fall. Our future interest income may fall short due to changes in interest rates. A hypothetical 10% reduction in the interest rate earned could lead to a reduction in interest income of approximately $95,000 based on the average cash balance during fiscal 2006.

The Company did not experience any material changes in market risk in the year ended March 31, 2006.

Item 8.	Financial Statements and Supplementary Data

INDUS INTERNATIONAL, INC.

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

The Board of Directors and Stockholders
Indus International, Inc.

We have audited the accompanying consolidated balance sheets of Indus International, Inc. (the “Company”) as of March 31, 2005 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at March 31, 2005 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2006, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 12, 2006 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Atlanta, Georgia
June 12, 2006

INDUS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2005	March 31, 2006
	(In thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$27,779	$37,165
Restricted cash	194	2,793
Billed accounts receivable, net of allowance for doubtful accounts of $562 and $1,134 at March 31, 2005 and March 31, 2006, respectively	16,844	14,020
Unbilled accounts receivable	14,293	6,257
Other current assets	3,672	3,683

Total current assets	62,782	63,918
Property and equipment, net	30,755	26,990
Capitalized software, net	5,014	3,760
Goodwill	7,442	7,442
Acquired intangible assets, net	10,536	9,066
Restricted cash, non-current	5,821	2,976
Other assets	427	681

Total assets	$122,777	$114,833

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of note payable	$767	$767
Accounts payable	4,208	3,836
Accrued liabilities	19,213	14,050
Deferred revenue	34,911	30,234

Total current liabilities	59,099	48,887
Income tax payable	3,137	2,553
Note payable, net of current portion	9,530	8,763
Other liabilities	10,598	4,549
Stockholders’ equity:
Preferred stock, $.001 par value Shares authorized: 10 million; shares issued: none outstanding	—	—
Common stock, $.001 par value
Shares authorized: 100 million
Shares issued and outstanding: March 31, 2005 — 57,534,289
Shares issued and outstanding: March 31, 2006 — 58,581,254	58	59
Additional paid-in capital	165,280	163,243
Treasury stock
Shares: March 31, 2005 — 935,500
Shares: March 31, 2006 — none	(4,681)	—
Note receivable from stockholder	—	(25)
Deferred compensation	—	(480)
Accumulated deficit	(121,322)	(113,142)
Accumulated other comprehensive income	1,078	426

Total stockholders’ equity	40,413	50,081

Total liabilities and stockholders’ equity	$122,777	$114,833

See accompanying notes.

INDUS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2004	2005	2006
	(In thousands, except per share data)

Revenue:
Software license fees	$23,917	$31,866	$25,971
Support, outsourcing and hosting	59,536	59,543	59,694
Consulting, training and other	62,933	50,760	47,491

Total services	122,469	110,303	107,185

Total revenue	146,386	142,169	133,156

Cost of revenue:
Software license fees	999	3,737	2,041
Services:
Support, outsourcing and hosting	20,265	16,975	14,474
Consulting, training and other	46,342	38,995	37,398

Total services	66,607	55,970	51,872

Total cost of revenue	67,606	59,707	53,913

Gross margin	78,780	82,462	79,243

Operating expenses:
Research and development	34,960	31,956	29,357
Sales and marketing	33,334	30,619	27,234
General and administrative	21,226	15,125	15,187
Restructuring and settlement expenses/(benefits)	44	10,430	(24)

Total operating expenses	89,564	88,130	71,754

Income (loss) from operations	(10,784)	(5,668)	7,489
Interest and other income	700	475	1,242
Interest expense	(1,254)	(760)	(713)

Income (loss) before income taxes	(11,338)	(5,953)	8,018
Provision (benefit) for income taxes	623	112	(162)

Net income (loss)	$(11,961)	$(6,065)	$8,180

Net income (loss) per share:
Basic	$(0.24)	$(0.11)	$0.14

Diluted	$(0.24)	$(0.11)	$0.14

Shares used in computing per share data:
Basic	49,455	57,259	57,951

Diluted	49,455	57,259	60,195

See accompanying notes.

INDUS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Deferred		Accumulated
					Compen-		Other	Total
			Add’l	Trea-	sation	Accumu-	Compre-	Stock-
	Common Stock		Paid-In	sury	&	lated	hensive	holders’
	Shares	Amount	Capital	Stock	Other	Deficit	Income/(Loss)	Equity
	(In thousands)

Balance, March 31, 2003	42,066	$42	$135,279	$(4,681)	$(79)	$(103,296)	$(184)	$27,081
Exercise of stock options	130	—	153	—	—	—	—	153
Sale of common stock under Employee Stock Purchase Plan	72	—	148	—	—		—	148
Issuance of common stock in private placement transaction	5,000	5	14,492	—	—	—	—	14,497
Issuance of stock from convertible notes	9,792	10	13,930	—	—	—	—	13,940
Issuance of options in connection with acquisitions	—	—	429	—	(29)	—	—	400
Amortization of deferred compensation	—	—	—	—	58	—	—	58
Comprehensive loss:
Net loss	—	—	—	—	—	(11,961)	—	(11,961)
Unrealized loss on marketable securities	—	—	—	—	—	—	(70)	(70)
Foreign currency translation	—	—	—	—	—	—	1,354	1,354

Total comprehensive loss								(10,677)

Balance, March 31, 2004	57,060	57	164,431	(4,681)	(50)	(115,257)	1,100	45,600
Exercise of stock options	222	—	407	—	—	—	—	407
Sale of common stock under Employee Stock Purchase Plan	253	1	451	—	—	—	—	452
Common stock issuance costs	—		(58)					(58)
Accelerated stock option vesting	—	—	45	—	—	—	—	45
Option valuation for non-employee grant	—	—	4	—	—	—	—	4
Amortization of deferred compensation	—	—	—	—	50	—	—	50
Comprehensive loss:
Net loss	—	—	—	—	—	(6,065)	—	(6,065)
Foreign currency translation	—	—	—	—	—	—	(22)	(22)

Total comprehensive loss								(6,087)

Balance, March 31, 2005	57,535	58	165,280	(4,681)	—	(121,322)	1,078	40,413
Exercise of stock options	794	1	1,435	—	—	—	—	1,436
Sale of common stock under Employee Stock Purchase Plan	252	—	475	—	—	—	—	475
Notes receivable from stockholder	—	—	—	—	(25)	—	—	(25)
Cancellation of treasury stock	—	—	(4,681)	4,681	—	—	—	—
Restricted Stock Grants	—	—	563	—	(563)	—	—	—
Performance based option grants	—	—	171	—	(171)	—	—	—
Amortization of deferred compensation	—	—	—	—	254	—	—	254
Comprehensive income:
Net income	—	—	—	—	—	8,180	—	8,180
Foreign currency translation	—	—	—	—	—	—	(652)	(652)

Total comprehensive income								7,528

Balance, March 31, 2006	58,581	$59	$163,243	$—	$(505)	$(113,142)	$426	$50,081

See accompanying notes.

INDUS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2004	2005	2006
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(11,961)	$(6,065)	$8,180
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,941	12,540	8,715
Provision for doubtful accounts	(3,548)	(362)	595
Amortization of deferred compensation	29	50	254
(Gain) loss on disposal of fixed assets	(29)	(17)	50
Changes in operating assets and liabilities:
Billed accounts receivable	9,849	4,120	2,311
Unbilled accounts receivable	4,404	(1,020)	5,957
Income tax receivable	4,504	557	296
Other current assets	1,714	(151)	(418)
Other assets	475	149	(279)
Accounts payable	1,414	(2,616)	(316)
Income taxes payable	(409)	(1,240)	(598)
Accrued restructuring	(3,653)	3,649	(7,830)
Other accrued liabilities	(3,278)	(1,402)	(3,167)
Deferred revenue	(13,806)	(6,890)	(2,753)

Net cash provided by (used in) operating activities	(3,354)	1,302	10,997
Cash flows from investing activities:
Purchase of marketable securities	(1,949)	—	—
Sale of marketable securities	2,706	—	—
(Increase) decrease in restricted cash	78	(449)	235
Acquisition of business, net of cash acquired	(14,910)	(486)	—
Capitalized software	(7,318)	(3)	—
Acquisition of property and equipment	(4,158)	(3,394)	(1,683)

Net cash used in investing activities	(25,551)	(4,332)	(1,448)
Cash flows from financing activities:
Net proceeds of note payable	11,066	—	—
Payment of note payable and capital leases	(280)	(1,077)	(1,330)
Proceeds from issuance of common stock, net of issuance costs	15,450	849	1,911
Changes in stockholder receivables	—	—	(25)

Net cash provided by (used in) financing activities	26,236	(228)	556
Effect of exchange rate differences on cash	1,083	(44)	(719)
Net increase (decrease) in cash and cash equivalents	(1,586)	(3,302)	9,386
Cash and cash equivalents at beginning of period	32,667	31,081	27,779

Cash and cash equivalents at end of period	$31,081	$27,779	$37,165

Supplemental disclosures of cash flow information:
Interest paid	$1,424	$756	$713

Income taxes paid	$111	$760	$67

Income tax refunds	$4,792	$4	$32

Supplemental noncash financing activities:
Acquisition of IUS business:
Fair value of assets acquired	$(55)
Fair value of liabilities assumed	10,000

Net assets acquired	9,945
Due from seller	(3,255)

Net acquisition-related cash paid	$6,690

Acquisition of Wishbone Systems business:
Fair value of assets acquired	$8,632	$486
Fair value of liabilities assumed	(412)	—

Net assets acquired, less cash	$8,220	$486

Cancellation of treasury stock			$4,681

Granting of performance based options and restricted stock, net of cancellations			$734

See accompanying notes.

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDUS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s SDM solutions also include consulting, training and educational services, and customer support, hosting and outsourcing services. Also offered are comprehensive implementation programs, strategic consulting, training and education solutions and three-tiered customer maintenance and support plans.

Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Reclassifications

Certain reclassifications were made to prior period financial statements to conform to the fiscal 2006 presentation. Credit balances for individual accounts previously included in unbilled accounts receivable were reclassified to deferred revenue, totaling $0.6 million in 2005. Debit balances in individual accounts previously included in deferred revenue were reclassified to unbilled accounts receivable, totaling $0.4 million in 2005.

Revenue Recognition

The Company sells its software to customers under contracts that provide for both software license fees and services. The revenues from software license fees are recognized in accordance with AICPA Statement of Position, or “SOP”, 97-2, “Software Revenue Recognition,” as amended or interpreted by SOP 98-4 and SOP 98-9, AICPA Technical Practice Aids, and SEC Staff Accounting Bulletins. Revenue for software is recognized when persuasive evidence of a non-cancelable license agreement exists, delivery has occurred, the license fee is fixed or determinable, and collection is probable. Revenue from services, which generally are time and material based, are recognized as the work is performed. When software is licensed through indirect sales channels, license fees may be recognized as revenue upon licensing to the reseller or when the reseller licenses the software to an end user customer, depending upon the Company’s history with the reseller, the reseller’s financial resources and other factors. In software arrangements that include rights to multiple software products and/or services, the total arrangement fee is allocated among each of the deliverables using the residual method, under which revenue is allocated to the undelivered elements based on vendor specific objective evidence (“VSOE”) of fair value of such undelivered elements and the residual amounts of revenue are allocated to the delivered elements. Elements included in multiple element arrangements may consist of software products, maintenance (which includes customer support services and unspecified upgrades), hosting and consulting services. VSOE is based on the price generally charged when an element is sold separately or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change once the element is sold separately. If VSOE does not exist for an undelivered element, the total arrangement fee will be taken to revenue over the life of the contract or upon delivery of the undelivered element.

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

Fair Value of Financial Instruments

The fair values of our cash and cash equivalents, accounts receivable, accounts payable and notes payable approximate their carrying amounts.

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

The following is an analysis of the activity in the allowance for doubtful accounts (in thousands):

	Balance at	Charged to	Changes-
	Beginning	Costs and	Add	Balance at
Allowance for Doubtful Accounts	of Year	Expenses	(Deduct)	End of Year

Year Ended March 31, 2006	$562	$(103)	$675	$1,134
Year Ended March 31, 2005	$912	$(98)	$(252)	$562
Year Ended March 31, 2004	$4,375	$(289)	$(3,174)	$912

Changes to the allowance account are based on an evaluation of specific accounts and aging categories. The write-offs in 2004 include $1.5 million related to a specific customer dispute and approximately $1.1 million in a receivable balance acquired in the IUS acquisition, both of which had been reserved previously. The increase in fiscal 2006 is attributable to an increase in the outstanding balance over 120 days from date of invoice.

A single customer in each year represented $1.9 million, $4.2 million and $1.9 million of the Company’s accounts receivable as of March 31, 2004, 2005, and 2006, respectively.

Restricted Cash

At March 31, 2006, the Company maintained cash deposits totaling approximately $5.8 million in support of six standby letters of credit and collateral for a mortgage. These deposits are classified as restricted cash, of which $2.8 million is included in current assets and the balance of $3.0 million in non-current assets. The letters of credit require the Company to maintain corresponding compensating balances equal to the amounts of the letters of credit. A total of $4.6 million in restricted cash will be released in increments of $2.3 million each in both December 2006 and May 2008, relative to the expiration of letters of credit supporting a performance bond and the Company’s leased facilities in San Francisco, CA, respectively. A $0.6 million certificate of deposit, used as collateral for the Company’s $11.5 million mortgage note payable on its Columbia, SC property, will be released in April 2008.

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

The Company capitalized certain internal and external development costs related to the internationalization of its products to Asian markets of $7.7 million through March 31, 2004. The product became generally available for sale in the first quarter of fiscal 2005 and the related capitalized software development costs became subject to amortization. These costs are amortized to cost of software license fees based on the greater of the amount computed using (a) the ratio that current gross revenues for the product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining economic life of the product including the period reported on. Amortization expense recorded for the years ended March 31, 2005 and 2006 was $2.7 million and $1.3 million, respectively. No additional software development costs were capitalized during fiscal 2006.

Internal-Use Software

SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” requires that entities capitalize certain costs related to internal use software once certain criteria have been met. Capitalized internal-use software development costs associated with the Company’s information systems are included in property and equipment and are depreciated on a straight-line basis over a three-year period. The depreciation expense recorded for the years ended March 31, 2004, 2005 and 2006 was approximately $2.8 million, $2.2 million and $1.5 million, respectively.

Acquisition-Related Intangible Assets

Acquisition-related intangible assets are stated at cost less accumulated amortization, and include values for developed technology, customer base, contracts and trade names. Acquired technology is being amortized over the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. Other intangible assets are being amortized on a straight-line basis over a period of two to fifteen years. Total amortization expense for intangible assets was $1.8 million, $2.0 million and $1.5 million for the years ended March 31, 2004, 2005 and 2006, respectively, and is included in general and administrative expense in the accompanying Consolidated Statements of Operations.

Acquisition-related intangible assets consist of the following (in thousands):

March 31,
2006

Acquired trademarks	$730
Acquired technology	2,870
Acquired contracts and customer base	10,920

Total acquired intangible assets	14,520
Less accumulated amortization	(5,454)

Net intangible assets	$9,066

The remaining weighted-average amortization period remaining for these intangible assets is approximately ten years. Trademarks and technology have remaining weighted-average amortization periods of two years and contracts and customer base have a remaining weighted-average amortization period of eleven years. The Company expects future amortization expense from acquired intangible assets as of March 31, 2006 to be as follows (in thousands):

2007	$1,432
2008	1,383
2009	814
2010	657
2011	657
Thereafter	4,123

$9,066

In accordance with SFAS No. 144, intangible assets are reviewed to determine whether they should be tested for impairment. At March 31, 2006, the Company performed this review and determined no impairment testing was necessary.

Goodwill and Impairment

Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is not amortized, but in accordance with SFAS No. 142, is subject to annual impairment testing, and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the asset below its carrying amount. For purposes of its goodwill impairment testing, the Company considers itself to be a single reporting unit and assesses goodwill impairment on an enterprise-wide level. The impairment test is performed on a consolidated basis and compares the Company’s market capitalization (reporting unit fair value) to its outstanding equity (reporting unit carrying value). In accordance with the recommended provisions of SFAS No. 142, the Company utilizes its closing stock price as reported on the Nasdaq National Market on the date of the impairment test in order to compute market capitalization. The Company has designated December 31 as the annual date for impairment testing.

The Company has recorded goodwill of $0.4 million associated with the acquisition of IUS and $7.0 million associated with the acquisition of Wishbone. The Company performed its impairment test as of December 31, 2005, and concluded that no impairment of goodwill existed since the fair value exceeded the carrying value. Therefore, no impairment losses have been recorded through March 31, 2006.

Notes Payable

Notes payable represents short-term and long-term borrowings. The Company includes in current notes payable only those principal balances which are to be paid within the subsequent twelve-month period. The current portion of notes payable balance at March 31, 2006 represents the current portion of a $11.5 million note secured by certain real property located in Columbia, SC. This note bears interest at an annual rate of

6.5% and is payable in monthly installments of principal and interest (determined on a 15-year amortization) through October 1, 2008, at which time the remaining principal balance of $7.7 million is due and payable. The Company may extend the maturity date at that time for one additional five year term at a variable rate of interest.

Guarantees and Indemnifications

The Company accounts for guarantees and indemnifications in accordance with Financial Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.”

License and hosting agreements with customers generally contain infringement indemnity provisions. Under these agreements, the Company generally agrees to indemnify, defend and hold harmless the customer in connection with patent, copyright, trademark or trade secret infringement claims made by third parties with respect to the customer’s authorized use of our products and services. The indemnity provisions generally provide for the Company to control defense and settlement and cover costs and damages finally awarded against the customer. The indemnity provisions also generally provide that if the Company products infringe, or in the Company’s opinion it is likely that they will be found to infringe, on the rights of a third-party Indus will, at its option and expense, procure the right to use the infringing product, modify the product so it is no longer infringing, or return the product for a partial refund that reflects the reasonable value of prior use. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations. The Company accounts for these indemnity obligations in accordance with SFAS No. 5, “Accounting for Contingencies,” and records a liability for these obligations when a loss is probable and reasonably estimable. The Company has not recorded any liabilities for these arrangements as of March 31, 2006.

Services agreements with customers may also contain indemnity provisions for death, personal injury or property damage caused by the Company’s personnel or contractors in the course of performing services to customers. Under these agreements, the Company generally agrees to indemnify, defend and hold harmless the customer in connection with death, personal injury and property damage claims made by third parties with respect to actions of the Company’s personnel or contractors. The indemnity provisions generally provide for the Company’s control of defense and settlement and cover costs and damages finally awarded against the customer. The indemnity obligations contained in services agreements generally have no specified expiration date and no specified monetary limitation on the amount of award covered. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations and estimates the fair value of these potential obligations to be nominal. Accordingly, no liabilities have been recorded for these agreements as of March 31, 2006.

Some service agreements require the Company to maintain performance bonds as security for the performance of the Company’s obligations under those agreements. Some of the performance bonds require cash to be restricted as collateral. The obligations to maintain these bonds typically expire either at a date specified in the applicable contract or upon the performance of the Company’s obligations. Due to the Company’s historical experience of successful software implementations, the Company has no significant history of payment under these types of bonds. The Company has not recorded any liabilities for these arrangements as of March 31, 2006.

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

Advertising Costs

Advertising costs are charged to expense in the period the costs are incurred. Advertising expense was approximately $187,000, $92,000 and $425,000 for the years ended March 31, 2004, 2005 and 2006, respectively, and is included in Sales and Marketing in the accompanying Consolidated Statements of Operations.

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

Per Share Data

Basic earnings per share is calculated using the weighted average common shares outstanding during the periods. Diluted income per share is computed using net income divided by weighted average common shares outstanding and the treasury stock method effect of common equivalent shares.

The components of basic and diluted earnings per share were as follows (in thousands, except per share amounts):

	Years Ended March 31,
	2004	2005	2006

Net income (loss)	$(11,961)	$(6,065)	$8,180

Calculation of shares outstanding for computing diluted net income (loss) per share:
Shares used in computing basic net income (loss) per share	49,455	57,259	57,951
Shares to reflect the effect of the assumed exercise of:
Employee stock options	—	—	2,214
Restricted stock grants	—	—	30

Shares used in computing diluted net income (loss) per share	49,455	57,259	60,195

Basic and Diluted net income (loss) per share	$(0.24)	$(0.11)	$0.14

As of March 31, 2004 and 2005, stock options and warrants to purchase common stock in the amount of 11,395,022 and 9,861,332 were outstanding, respectively. The Company has excluded all outstanding stock options and warrants to purchase common stock from the calculation of diluted net loss per share for the years ended March 31, 2004 and 2005 because all such securities are antidilutive.

As of March 31, 2006, options to purchase shares of common stock in the amount of 3,554,387 were outstanding but were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares during the year.

Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Those accounts that are affected by the use of estimates are revenues from services (the determination of the scope and duration of the engagement and the status of completion to date), the allowance for doubtful accounts (the valuation of the credit worthiness of our customers), useful lives of intangible assets (economic benefit associated with acquired intangible assets), and capitalized software development amortization (the anticipated future gross revenues from product sales).

Stock-Based Compensation

The Company presently has three forms of compensatory stock-based compensation: time-based options, restricted stock grants and performance-based options. As permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company accounts for time-based options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and accordingly recognizes no compensation expense for the stock option grants as long as the exercise price is equal to or more than the fair value of the shares at the date of grant. Compensation expense for the restricted stock grants is equal to the market value at the date of grant and is charged to earnings on a straight-line basis over the three or five-year period of restriction. Compensation expense for the performance-based options is recorded as the excess of the quoted market price of the Company’s stock over the option price at the end of each reporting period. At each reporting period end, an assessment is made regarding the probability of meeting the performance criteria, which determines the compensation expense for the period.

For purposes of pro forma disclosures, as required by SFAS No. 123, which also requires that the pro forma information be determined as if the Company had accounted for its employee stock option grants under the fair value method required by SFAS No. 123, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma net loss including pro forma compensation expense, net of tax for the years ended March 31, 2004, 2005 and 2006, respectively, is as follows (in thousands, except per share amounts):

	Years Ended March 31,
	2004	2005	2006

Net income (loss) as reported	$(11,961)	$(6,065)	$8,180
Add: Total stock-based compensation expense determined under the intrinsic value method	38	33	254
Deduct: Total stock-based compensation expense determined under fair-value based method for all awards	(4,616)	(3,934)	(2,625)

Pro forma net income (loss)	$(16,539)	$(9,966)	$5,809

Income (loss) per share:
Basic:
As reported	$(0.24)	$(0.11)	$0.14

Pro forma	$(0.33)	$(0.17)	$0.10

Diluted:
As reported	$(0.24)	$(0.11)	$0.14

Pro forma	$(0.33)	$(0.17)	$0.10

Shares used in computing per share data:
Basic	49,455	57,259	57,951

Diluted
As reported	49,455	57,279	60,195

Pro forma	49,455	57,259	59,454

The weighted average fair value of options granted under all option plans with an exercise price equal to market price was $2.06, $1.27 and $1.27 for the years ended March 31, 2004, 2005 and 2006, respectively.

Recent Accounting Pronouncements

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The Company does not expect the adoption of the provisions of SFAS No. 154 to have a material impact on its results of operations or financial condition.

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

Statement 123(R) must be adopted no later than the beginning of the first fiscal year beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company will adopt Statement 123(R) during its first quarter in fiscal 2007.

Statement 123(R) permits public companies to adopt its requirements using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date; and (2) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior periods of the year of adoption. The Company will adopt Statement 123(R) in the first quarter of fiscal 2007 using the modified prospective method.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation expense cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1-Stock-Based Compensation to the Consolidated Financial Statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. However, in the case of the Company, the existence of its net operating loss carryforward will preclude recognition of the tax benefit until the deduction can be used to offset current taxes payable. The Company cannot estimate what the tax amounts will be in the future or when they will be recognized, because they depend on, among other things, when the net operating loss carryforwards will expire and when employees exercise stock options.

2.	Restructuring and Settlement Expenses/(Benefits)

In the year ended March 31, 2006, restructuring and settlement expenses/(benefits) include (1) a $0.4 million settlement expense related to the termination of the Company’s agreement with a third party to purchase contract labor development services through 2007, (2) a $0.4 million benefit for revisions to the Company’s assumptions for sublease income for one floor in San Francisco, CA, which was successfully sublet during the year (3) a $0.2 million benefit for finalization of a lease buyout agreement for the Company’s unused floors in Atlanta, GA, and (4) accretion on the existing lease obligations recorded in prior business restructuring activities.

In the year ended March 31, 2005, the Company recorded net restructuring expenses of $10.4 million for revisions to accounting estimates from prior business restructurings and for additional restructuring charges related to office and business consolidations and employee severance. Revisions to the Company’s assumptions for expected sublease income from two unoccupied floors in San Francisco, CA comprised $0.4 million of this expense. Further consolidation of office space in San Francisco and Atlanta, GA resulted in $7.0 million in new restructuring charges for fiscal 2005. This consolidation included vacating three floors in Atlanta and one additional floor in San Francisco. The remaining $3.0 million in restructuring expense is associated with the elimination of approximately 140 positions, including the transfer of certain functions to the company-owned office buildings in Columbia, SC and the outsourcing of some development functions to India. At March 31, 2006, a total of $1.0 million remains in the current and long-term restructuring accruals for these initiatives all of which relates to excess lease costs associated with subleasing certain floors of the Company’s office space in San Francisco, which were vacated relative to the business consolidation initiative. These restructuring charges have been recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No. 112, “Employer’s Accounting for Postemployment Benefits.”

Between January 1, 2000 and March 31, 2004, the Company recorded restructuring expenses totaling $21.8 million relating to two restructuring initiatives: (1) the relocation of the Company’s headquarters from San Francisco to Atlanta; and (2) the suspension of the United Kingdom Ministry of Defense (“MoD”) project. At March 31, 2006, a total of $4.1 million remains in the current and long-term restructuring accruals for these initiatives, all of which relates to excess lease costs associated with subleasing certain floors of the Company’s office space in San Francisco, which were vacated relative to the company headquarters relocation initiative.

The restructuring accruals remaining as of March 31, 2006 are included in the Consolidated Financial Statements in “Accrued liabilities” for amounts due within one year and “Other liabilities” for amounts due after one year.

Below is an analysis of the outstanding restructure provisions and the activity in the resultant accruals (in thousands):

Company headquarters relocation and MoD project suspension:

Facilities

Balance at March 31, 2003	$12,256

Payments in 2004	(3,023)
Accruals in 2004	44
Adjustments in 2004	—

Balance at March 31, 2004	$9,277

Payments in 2005	(2,897)
Accruals in 2005	44
Adjustments in 2005	612

Balance at March 31, 2005	$7,036

Payments in 2006	(2,556)
Accruals in 2006	38
Adjustments in 2006	(424)

Balance at March 31, 2006	$4,094

Office and business consolidation:

	Severance and
	Related Costs	Facilities	Total

Balance at March 31, 2004	$—	$—	$—

Payments in 2005	(2,602)	(1,982)	(4,584)
Accruals in 2005	3,154	7,941	11,095
Adjustments in 2005	(244)	(377)	(621)

Balance at March 31, 2005	$308	$5,582	$5,890

Payments in 2006	(312)	(4,270)	(4,582)
Accruals in 2006	—	371	371
Adjustments in 2006	4	(677)	(673)

Balance at March 31, 2006	$—	$1,006	$1,006

The $5.1 million remaining accrual at March 31, 2006 is allocated between current and long-term classification on the Company’s consolidated balance sheet, with $2.6 million included as current (less than one year) within accrued liabilities and $2.5 million included as long-term (greater than one year) within other liabilities. At March 31, 2005, $4.9 million and $8.0 million were classified as current and long-term liabilities, respectively.

3.	Property and Equipment

Property and equipment is recorded at cost and consists of the following (in thousands):

	March 31,
	2005	2006

Land and buildings	$19,073	$19,083
Furniture and fixtures	6,376	5,321
Office equipment	45,096	35,898
Leasehold improvements	7,345	6,495
Internal-use software	16,356	16,799

	94,246	83,596
Less accumulated depreciation and amortization	63,491	56,606

	$30,755	$26,990

Depreciation and amortization expense, which includes equipment under capital lease obligations, totaled $9.1 million, $7.8 million and $6.0 million for the years ended March 31, 2004, 2005 and 2006, respectively.

4.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,
	2005	2006

Accrued compensation-related expenses	$6,872	$4,862
Accrued taxes	1,724	1,351
Accrued restructuring expenses	4,915	2,566
Accrued legal and accounting expenses	1,173	914
Other accruals	4,529	4,357

	$19,213	$14,050

5.	Long-Term Debt

In September 2003, the Company executed a $11.5 million note secured by certain real property located in Columbia, SC, which has a carrying value of $15.8 million as of March 31, 2006. This note bears interest at an annual rate of 6.5% and is payable in monthly installments of principal and interest (determined on a 15-year amortization schedule) through October 1, 2008, at which time the remaining principal balance of $7.7 million is due and payable. The Company may extend the maturity date at that time for one additional five year term at a variable rate of interest. At March 31, 2006, approximately $767,000 of the promissory note is included in current liabilities and $8.8 million is classified as long-term debt. Maturities of long-term debt are as follows (in thousands):

March 31,
2006

2007	$767
2008	767
2009	7,996

$9,530

6.	Commitments and Contingencies

The Company leases its office facilities under various operating lease agreements. These leases require monthly rental payments in varying amounts through 2012. The Company’s leases in Atlanta and San Francisco include lease incentives in the form of tenant improvement reimbursements, which were recorded as increases in leasehold improvements and deferred rent. Rental expense under Company leases is recognized on a straight-line basis over the lease term and was approximately $5.3 million, $3.7 million and $3.0 million for the years ended March 31, 2004, 2005, and 2006, respectively.

These leases also require the Company to pay property taxes, normal maintenance and insurance on the leased facilities.

Future minimum lease payments under all non-cancelable leases are as follows (in thousands):

	Operating	Capital
Years Ending March 31,	Leases	Leases

2007	$6,517	$240
2008	6,516	—
2009	2,172	—
2010	960	—
2011	896	—
Thereafter	841	—

Total minimum payments required	$17,902	$240

Less amounts representing interest		(8)

Present value of minimum lease payments		$232

At March 31, 2005 and 2006, the Company had capital lease obligations of approximately $196,000 and $232,000, respectively. Equipment leased under capital leases is included in property and equipment. The recorded value of equipment under capital leases was approximately $5.1 million and $5.7 million at March 31, 2005 and 2006, respectively, with accumulated depreciation of $4.4 million and $4.7 million, respectively.

As of March 31, 2006, the Company has subleased 82,486 square feet related to excess office space in its San Francisco location. Future reductions in rent anticipated from existing subleases are shown below (in thousands):

Sublease
Years Ending March 31,	Income

2007	$1,720
2008	1,733
2009	289
Thereafter	—

Total sublease income under current contracts	$3,742

As of March 31, 2006, the Company has leased approximately 50,000 square feet related to excess office space in its owned building in Columbia, SC.

7.	Stockholders’ Equity

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

In July 1999, the Company’s Board of Directors approved a stock repurchase program for up to 2,000,000 shares of the Company’s outstanding common stock. The Company is authorized to use available cash to buy back its shares in open market transactions from time to time, subject to price and market conditions. As of March 31, 2006, the Company has repurchased 435,500 shares at a cost of approximately $2.2 million under the program. In fiscal 2006, the Company cancelled and retired the 435,500 shares repurchased under this plan.

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

During the year ended March 31, 2006, 237,207 restricted shares were granted under the 2004 LTIP (net of 24,400 shares cancelled), which will vest at the end of a three year period. The weighted average grant date fair value of the restricted stock granted in fiscal 2006 was $2.37. The Company amortizes deferred compensation for the restricted shares over the three year vesting period on a straight-line basis. Deferred compensation of $563,000 and compensation expense of $126,000 were recorded in the year ended March 31, 2006 related to these restricted shares.

During the year ended March 31, 2006, the Company granted a total of 174,748 performance based options (net of 36,562 shares cancelled) under the 2004 LTIP, which vest at the end of a three year period or earlier based on achievement of established annual performance targets through March 31, 2008. The weighted average grant date fair value of the performance based options granted in fiscal 2006 was $2.17. The Company amortizes deferred compensation for the performance based options based on the Company’s progress toward achievement of the performance targets, comparing the grant date value of the options and the closing market value of the options at period end to calculate compensation expense. Deferred compensation of $171,000 and compensation expense of $128,000 were recorded in the year ended March 31, 2006 related to these options.

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

1997 Director’s Option Plan

The 1997 Director’s Option Plan provides for automatic grants of non-statutory stock options to non-employee directors on the date such person becomes a director and on the date he or she is re-elected as a director. This plan also provides for automatic option grants to the chairmen of committees of the Board of Directors. In July 2005, the Board of Directors suspended the 1997 Director’s Option Plan, as a result of which no options will be issued under this plan following the suspension unless and until specifically authorized by the Board. The suspension of this plan does not constitute a final termination of this plan and does not have any impact on options issued and outstanding under the plan.

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

Combined activity under all of the Company’s stock option plans was as follows:

	Options Outstanding
		Weighted-
		Average
	Options	Exercise Price

Balances at March 31, 2003	10,401,549	$4.34
Options granted	4,205,357	$2.63
Options forfeited	(3,395,435)	$5.40
Options exercised	(129,918)	$1.17

Balances at March 31, 2004	11,081,553	$3.40
Options granted	1,786,500	$1.75
Options forfeited	(2,784,588)	$4.18
Options exercised	(222,133)	$1.84

Balances at March 31, 2005	9,861,332	$2.92
Options granted	1,888,640	$2.25
Options forfeited	(1,460,603)	$2.97
Options exercised	(795,076)	$1.81

Balances at March 31, 2006	9,494,293	$2.88

The following table summarizes information about stock options outstanding as of March 31, 2006:

	Options Outstanding			Options Vested and
		Weighted-		Exercisable
	Number	Average	Weighted-	Number	Weighted-
	Outstanding	Remaining	Average	Exercisable	Average
Range of	at March 31,	Contractual	Exercise	at March 31,	Exercise
Exercise Prices	2006	Life	Price	2006	Price

$0.4100 - $1.3800	1,384,647	7.30	$1.35	775,322	$1.34
$1.4700 - $1.7400	1,161,250	6.82	$1.61	806,625	$1.61
$1.7500 - $1.9500	704,500	7.11	$1.93	523,000	$1.92
$1.9700 - $2.9900	3,153,510	8.37	$2.35	714,745	$2.51
$3.0500 - $3.9400	1,296,040	5.39	$3.81	999,540	$3.80
$4.0400 - $4.7900	746,221	2.53	$4.48	731,735	$4.48
$5.0000 - $6.8750	792,125	5.67	$5.71	784,625	$5.70
$7.6000 - $8.0625	256,000	4.32	$7.96	256,000	$7.96

Totals	9,494,293	7.80	$2.88	5,591,592	$3.35

The amount of options vested and exercisable for the years ended March 31, 2004 and 2005 were 4,080,382 and 5,126,881, respectively.

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

The 2003 Employee Stock Purchase Plan reserved 2,500,000 shares of common stock for issuance. The plan allows for eligible employees to purchase stock at 85% of the lower of the fair market value of the Company’s common stock as of the first day of each six-month offering period or the fair market value of the stock at the end of the offering period. Purchases are limited to 10% of each employee’s compensation and a maximum of 4,000 shares. Under the plan, the Company issued 252,740 and 251,889 shares in the years ended March 31, 2005 and 2006, respectively, at prices ranging from $1.76 to $2.07 per share.

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

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, as amended by SFAS No. 148, and described and disclosed in Note 1, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	March 31,
	2004	2005	2006

Dividend yield	0%	0%	0%
Expected volatility	99%	85%	64%
Risk free interest rate	3.09%	3.69%	3.78%
Expected life	4 years	4 years	3 years

10.	Employee Benefit and Profit-Sharing Plans

The Company has a defined contribution 401(K) plan. All employees over the age of 21 who have completed at least ninety days of service are eligible to participate. Each participant may elect to have amounts deducted from his or her compensation and contribute to the plan up to the maximum amount as specified by the Federal law. All employee contributions are fully vested at the time the employee becomes an active participant. The Company’s matching contributions are equal to 50% of pre-tax contributions, up to 3% of eligible pay. This match is distributed to all eligible employees participating in the plan. The matching contribution is paid quarterly. The Company’s matching contributions were approximately $667,000, $506,000 and $445,000 for the years ended March 31, 2004, 2005 and 2006, respectively.

11.	Segment Information and Geographic Information

The Company operates in one reportable segment, service delivery management (“SDM”) and sells software products and services offerings to enable the three principal components of SDM: asset management, customer management and field service management. Neither the acquisition of IUS nor the acquisition of Wishbone resulted in a new business segment for the Company.

Geographic revenue information for the years ended March 31, 2004, 2005 and 2006 is based on customer location, and is shown in thousands. The Company believes that providing this data by customer location aligns with the way the business is managed. Long-lived asset information is based on the physical location of the assets.

	Years Ended March 31,
	2004	2005	2006

Revenue (based on customer location):
North America	$120,703	$112,879	$109,918
United Kingdom	17,446	13,143	10,862
Others	8,237	16,147	12,376

Total consolidated revenue	$146,386	$142,169	$133,156

	March 31,	March 31,	March 31,
	2004	2005	2006

Long-lived assets:
North America	$33,980	$30,286	$26,557
Others	702	469	433

Total consolidated long-lived assets	$34,682	$30,755	$26,990

12.	Income Taxes

The provision (benefit) for income taxes consists of the following (in thousands):

	Years Ended March 31,
	2004	2005	2006

Current:
Federal	$—	$(249)	$(576)
State and foreign	623	361	414

	623	112	(162)

Deferred:
Federal	—	—	—
State and foreign	—	—	—

	—	—	—

	$623	$112	$(162)

Pre-tax income (loss) attributable to foreign and domestic operations is summarized below (in thousands):

	Years Ended March 31,
	2004	2005	2006

Income (loss) before income taxes
United States	$(8,691)	$(4,960)	$7,203
International:
Europe, Middle East & Africa	(2,021)	(15)	(854)
Asia	(1,157)	(2,306)	(1,228)
Canada	(656)	473	1,146
Australia	1,187	855	1,751

Total consolidated income (loss) before income taxes	$(11,338)	$(5,953)	$8,018

The effective rate of the provision for income taxes reconciles to the amount computed by applying the federal statutory rate to income before provision for income taxes as follows:

	Years Ended March 31,
	2004	2005	2006

Federal statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	—	3.6	3.9
Foreign taxes	(5.5)	(1.5)	0.8
Reported losses and tax credits not benefited	(26.2)	(43.0)	(33.2)
Tax contingency reserve	(9.1)	4.2	(8.0)
Other	1.3	0.8	0.5

	(5.5%)	(1.9%)	(2.0%)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred tax assets are as follows (in thousands):

	March 31,
	2005	2006

Accounts receivable allowances	$4,805	$2,184
Depreciation and amortization	(2,597)	1,917
Other (prepaid license writedown)	2,114	2,856
Nondeductible accruals	2,876	1,976
Deferred revenue	959	198
Net operating loss carryforwards	26,939	26,399
Research and other credit carryforwards	10,442	8,752
Foreign losses	5,562	4,084

	51,100	48,366
Valuation allowance	(51,100)	(48,366)

	$—	$—

The net valuation allowance increased by approximately $3.1 million for the year ended March 31, 2005 and decreased approximately $2.7 million for the year ended March 31, 2006. Approximately $2.6 million of the valuation allowance for the deferred tax asset at March 31, 2006 relates to benefits of stock option deductions which, when recognized, will be directly allocated to contributed capital.

As of March 31, 2006, the Company had federal net operating loss carryforwards of approximately $64.9 million. The Company also had federal research tax credit carryforwards of approximately $7.9 million and state research tax credit carryforwards of approximately $0.8 million. The federal net operating loss and credit carryforwards will expire beginning in the year 2012, if not utilized. The Company has foreign net operating loss carryforwards of approximately $11.7 million. The Company has provided a tax accrual of $2.7 million for potential tax liabilities related primarily to its non-US operations.

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

14.	Acquisitions

IUS:

On March 5, 2003, the Company completed its acquisition of IUS, a provider of customer relationship management software products for energy and utility companies principally in North America, for an aggregate purchase price of $35.8 million. The acquisition has been accounted for under the purchase method of accounting and the results of operations are included in the Company’s operations beginning March 6, 2003.

Wishbone:

On January 21, 2004, the Company acquired Wishbone, a provider of file service management and optimization software, for an aggregate purchase price of $8.6 million. The acquisition has been accounted for under the purchase method of accounting, and the results of operations have been included in operations after January 21, 2004.

15.	Quarterly Results of Operations

The following table represents certain unaudited statement of operations data for our eight most recent quarters ended March 31, 2006. In management’s opinion, this unaudited information has been prepared on the same basis as the audited annual financial statements and includes all adjustments necessary for a fair representation of the unaudited information for the quarters presented. The results of operations for any quarter are not necessarily indicative of results that may be expected for any future period.

	Three Months Ended
	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,
	2004	2004	2004	2005	2005	2005	2005	2006
	(In thousands, except per share data)

Total revenues	$38,552	$32,566	$33,671	$37,380	$33,621	$32,858	$34,744	$31,933
Cost of revenues	17,631	14,395	13,922	13,759	13,423	13,508	13,121	13,861

Gross margin	20,921	18,171	19,749	23,621	20,198	19,350	21,623	18,072
Operating expenses	20,308	18,051	18,379	20,962	18,582	17,795	19,002	16,400
Restructuring and settlement expenses/(benefits)	9,601	1,937	(991)	(117)	43	41	45	(153)
Net income (loss)	$(9,008)	$(2,131)	$2,562	$2,512	$1,613	$1,582	$2,924	$2,061

Net income (loss) per share:
Basic(1)	$(0.16)	$(0.04)	$0.04	$0.04	$0.03	$0.03	$0.05	$0.04
Diluted(1)	$(0.16)	$(0.04)	$0.04	$0.04	$0.03	$0.03	$0.05	$0.03

(1)	Because of the method used in calculating per share data, the quarterly net income (loss) per share amounts may not necessarily sum to the net loss per share computed for the year.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in its reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of the CEO and CFO of the Company, has performed an evaluation of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2006. Based on that evaluation, the CEO and CFO of the Company concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006.

Management’s Annual Report on Internal Control Over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Under section 404 of the Sarbanes-Oxley Act of 2002, management is required to assess the effectiveness of the Company’s internal control over financial reporting as of the end of its most recent fiscal year and report, based on that assessment, whether the Company’s internal control over financial reporting is effective. The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2006.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has audited and issued a report on management’s assessment of the Company’s internal control over financial reporting. This report appears below.

Changes in Internal Control Over Financial Reporting.

Management, with the participation of the CEO and CFO of the Company, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, management, the CEO and the CFO of the Company have concluded that there were no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The Company’s management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders
Indus International, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Indus International, Inc. maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Indus International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Indus International, Inc. maintained effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Indus International, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Indus International, Inc. as of March 31, 2005 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2006 of Indus International, Inc. and our report dated June 12, 2006 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Atlanta, Georgia
June 12, 2006

Item 9B. Other Information

None.

PART III

Certain information required by Part III is omitted from this Report. The Registrant will file an amendment to this Report on Form 10-K/A (“Form 10-K/A”) containing such information not later than 120 days after the end of the fiscal year covered by this Report in accordance with General Instruction G (3) of Form 10-K.

Item 10.	Directors and Executive Officers of the Registrant

The information concerning the Company’s Executive Officers and Directors required by this Item will be set forth in Item 10 of a Form 10-K/A as an amendment to our Form 10-K for the fiscal year ended March 31, 2006, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

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

The information concerning the Company’s Executive Compensation will be set forth in Item 11 of a Form 10-K/A as an amendment to our Form 10-K for the fiscal year ended March 31, 2006, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information concerning security ownership required by this Item will be set forth in Item 12 of a Form 10-K/A as an amendment to our Form 10-K for the fiscal year ended March 31, 2006, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions

The information concerning certain business relationships and related party transactions required by this Item will be set forth in Item 13 of a Form 10-K/A as an amendment to our Form 10-K for the fiscal year ended March 31, 2006, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information concerning principal accountant fees and services required by this Item will be set forth in Item 14 of a Form 10-K/A as an amendment to our Form 10-K for the fiscal year ended March 31, 2006, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)  (1) Financial Statements

The Financial Statements required by this item, together with the report of independent registered public accounting firm, are filed as part of this Annual Report on Form 10-K. See Index to Consolidated Financial Statements under Item 8.

     (2) Financial Statement Schedules

Schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

     (3) Exhibits

The following exhibits are filed herewith or incorporated by reference.

Exhibit
Number		Description

2.1		Purchase Agreement, dated as of February 12, 2003, by and among the Registrant, SCT Utility Systems, Inc., SCT, SCT Financial Corporation, SCT Property, Inc., SCT International Limited, SCT Technologies (Canada) Inc., SCT Software & Resource Management Corporation and Systems & Computer Technology International B.V. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 14, 2003)
2.2		Amendment No. 1 to Purchase Agreement, dated as of March 5, 2003, by and among the Registrant, SCT Utility Systems, Inc., SCT, SCT Financial Corporation, SCT Property, Inc., SCT International Limited, SCT Technologies (Canada) Inc., SCT Software & Resource Management Corporation and Systems & Computer Technology International B.V. (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on March 6, 2003)
3.1		Registrant’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on January 26, 2005)
3.2		Registrant’s Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K/A filed on June 30, 2003)
4.1		Registration Rights Agreement for Shares, dated as of February 12, 2003, by and among the Registrant and each of the Purchasers of the Shares, as listed on the Schedule of Purchasers accompanying the Purchase Agreement (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on February 14, 2003)
4.2		Registration Rights Agreement for Conversion Shares, dated as of February 12, 2003, by and among the Registrant and each of the Purchasers of the Notes, as listed on the Schedule of Purchasers accompanying the Purchase Agreement (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on February 14, 2003)
4.3		Registration Rights Agreement dated as of February 6, 2004 by and among the Registrant and each of the Purchasers of the Shares, as listed on the Schedule of Purchasers accompanying the Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on February 10, 2004)
4.4		Securities Purchase Agreement, dated as of August 19, 2004, by and among Warburg, Pincus Investors, L.P., Warburg, Pincus Investors Liquidating Trust, Registrant and each of the Purchasers listed on the schedule attached as Schedule A to the Securities Purchase Agreement. (incorporated by reference to Exhibit 10 to the Form 8-K filed on August 20, 2004)
4.5		Stockholder Protection Rights Agreement, dated January 25, 2005, between Registrant and Mellon Investors Services LLC, as Rights Agent (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on January 26, 2005)
10	.1*	Indus International, Inc. 1997 Stock Plan and form of Award Certificate for Stock Option (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 (No. 333-33113) filed on August 7, 1997)

Exhibit
Number		Description

10	.2*	Amendment No. 1 to the Indus International, Inc. 1997 Stock Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed with the Commission on July 5, 2001)
10	.3*	Amendment No. 2 to the Indus International, Inc. 1997 Stock Plan (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 filed with the Commission on July 5, 2001)
10	.4*	Amendment No. 3 to the Indus International, Inc. 1997 Stock Plan (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 filed with the Commission on July 5, 2001)
10	.5*	Amendment No. 4 to the Indus International, Inc. 1997 Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005)
10	.6*	Indus International, Inc. Amended and Restated 1997 Director Option Plan (incorporated by reference to Exhibit 99.2 to the Form 8-K filed with the Commission on October 29, 2004)
10	.7*	Indus International, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Form 8-K filed with the Commission on October 29, 2004)
10	.8*	Form of Incentive/Non-Statutory Stock Option Non-transferable Grant under the Indus International, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004)
10	.9*	Form of Restricted Stock Agreement Non-transferable Grant under the Indus International, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004)
10	.10*	Rules of the Indus International, Inc. Company Share Option Plan (the “UK Option Plan) (incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001)
10	.11*	2003 Employee Stock Purchase Plan (incorporated by reference to Appendix A of the Registrant’s Proxy Statement filed on July 1, 2003)
10	.12*	Form of Indus International, Inc. Fiscal 2007 Incentive Compensation Plan
10	.13*	Amended and Restated Lease Agreement for the Registrant’s Atlanta, Georgia corporate headquarters by and between Cousins Properties Incorporated and the Registrant dated August 1, 2000 (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000)
10.14		First Amendment to Amended and Restated Lease Agreement for the Registrant’s Atlanta, Georgia corporate headquarters by and between Cousins Properties Incorporated and the Registrant dated September 28, 2004 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005)
10.15		Second Amendment to Amended and Restated Lease Agreement for the Registrant’s Atlanta, Georgia corporate headquarters by and between Cousins Properties Incorporated and the Registrant dated March 14, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005)
10.16		Third Amendment to Amended and Restated Lease Agreement for the Registrant’s Atlanta, Georgia corporate headquarters by and between Cousins Properties Incorporated and the Registrant dated January 26, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005)
10.17		Office Lease Agreement for the Registrant’s San Francisco, California regional office by and between EOP — 60 Spear, L.L.C. and the Registrant dated March 3, 2000, as amended (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000)
10.18		Indus International, Inc. Board Compensation Policy (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2005)
10	.19*	Employment Agreement dated as of October 1, 2005 by and between the Registrant and Gregory J. Dukat (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 4, 2005)

Exhibit
Number		Description

10	.20*	First Amendment to Employment Agreement dated as of January 1, 2006 by and between the Registrant and Gregory J. Dukat (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005)
10	.21*	Change of Control Severance Agreement dated as of October 1, 2005 by and between the Registrant and Gregory J. Dukat (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed October 4, 2005)
10	.22*	Amendment to Change of Control Severance Agreement dated as of May 9, 2006 by and between the Registrant and Gregory J. Dukat
10	.23*	Employment Agreement dated as of October 13, 2005, by and between the Registrant and Patrick M. Henn (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 27, 2005)
10	.24*	First Amendment to Employment Agreement dated as of January 1, 2006 by and between the Registrant and Patrick M. Henn (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005)
10	.25*	Change of Control Severance Agreement dated as of October 13, 2005 by and between the Registrant and Patrick M. Henn (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed September 27, 2005)
10	.26*	Amendment to Change of Control Severance Agreement dated as of May 9, 2006 by and between the Registrant and Patrick M. Henn
10	.27*	Employment Agreement dated as of October 1, 2005 by and between the Registrant and John D. Gregg (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed October 4, 2005)
10	.28*	First Amendment to Employment Agreement dated as of January 1, 2006 by and between the Registrant and John D. Gregg (incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005)
10	.29*	Change of Control Severance Agreement dated as of October 1, 2005 by and between the Registrant and John D. Gregg (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed October 4, 2005)
10	.30*	Amendment to Change of Control Severance Agreement dated as of May 9, 2006 by and between the Registrant and John D. Gregg
10	.31*	Employment Agreement dated as of October 1, 2005 by and between the Registrant and Joseph T. Trino (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed October 4, 2005)
10	.32*	First Amendment to Employment Agreement dated as of January 1, 2006 by and between the Registrant and Joseph T. Trino (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005)
10	.33*	Change of Control Severance Agreement dated as of October 1, 2005 by and between the Registrant and Joseph T. Trino (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed October 4, 2005)
10	.34*	Amendment to Change of Control Severance Agreement dated as of May 9, 2006 by and between the Registrant and Joseph T. Trino
10	.35*	Employment Agreement dated as of February 1, 2006 by and between the Registrant and Arthur W. Beckman
10	.36*	Change of Control Severance Agreement dated as of May 5, 2005 by and between the Registrant and Arthur W. Beckman
10	.37*	Amendment to Change of Control Severance Agreement dated as of February 1, 2006 by and between the Registrant and Arthur W. Beckman
10	.38*	Amendment to Change of Control Severance Agreement dated as of May 9, 2006 by and between the Registrant and Arthur W. Beckman

Exhibit
Number	Description

10.39	Purchase Agreement, dated as of February 12, 2003, by and among the Registrant and each of the Purchasers listed on the Schedule of Purchasers accompanying the Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on February 14, 2003)
10.40	Purchase Agreement, dated as of February 6, 2004, by and among the Registrant and each of the Purchasers listed on the Schedule of Purchasers accompanying the Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 10, 2004)
10.41	Promissory Note dated September 4, 2003 by Indus Utility Systems, Inc. to New Small Research, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2003)
10.42	Loan Agreement dated September 4, 2003 by and between Indus Utility Systems, Inc. and New Small Research, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2003)
10.43	Recourse Carve-Out Guaranty dated September 4, 2003 by and between the Registrant and New Small Research, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2003)
21.1	Subsidiaries of Registrant
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney, included on the signature page of this report
31.1	Certification of Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of Chief Financial Officer of the Registrant, pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Statement of the Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Statement of the Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Designates management contract or compensatory plan or arrangement

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
Gregory J. Dukat
President and Chief Executive Officer

Date: June 13, 2006

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Gregory J. Dukat and Patrick M. Henn, jointly and severally, his/her attorneys-in-fact, each with the power of substitution, for him/her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his/her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ Gregory J. Dukat Gregory J. Dukat	President and Chief Executive Officer (Principal Executive Officer), Director	June 13, 2006

/s/ Patrick M. Henn Patrick M. Henn	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 13, 2006

/s/ Allen R. Freedman Allen R. Freedman	Chairman of the Board, Director	June 13, 2006

/s/ Richard C. Cook Richard C. Cook	Director	June 13, 2006

/s/ Eric Haskell Eric Haskell	Director	June 13, 2006

/s/ Kenneth G. Lawrence Kenneth G. Lawrence	Director	June 13, 2006

/s/ Thomas R. Madison, Jr. Thomas R. Madison, Jr.	Director	June 12, 2006

/s/ Frederick J. Schwab Frederick J. Schwab	Director	June 2, 2006