Form 10-K/A
period 2006-03-31
INDUS INTERNATIONAL INC
filed 2006-07-28
CIK 1041333

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K/A
Amendment No. 1
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-22993

INDUS INTERNATIONAL, INC.
(Exact name of Registrant as Specified in Its Charter)

Delaware	94-3273443
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3301 Windy Ridge Parkway	30339
Atlanta, Georgia	(Zip code)
(Address of Principal Executive Offices)
Registrant’s telephone number, including area code (770) 952-8444
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value
Series A Junior Participating Preferred Stock
(Title of Class)

     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐          Accelerated filer ☑           Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of $2.67 per share of the Common Stock on September 30, 2005, as reported on the Nasdaq National Market, was approximately $111,262,638.
     The number of shares outstanding of the Registrant’s Common Stock, $.001 par value, was 59,104,952 at July 27, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
     Not applicable.

INDUS INTERNATIONAL, INC.
FORM 10-K/A
AMENDMENT NO. 1
FOR THE FISCAL YEAR ENDED MARCH 31, 2006

EXPLANATORY NOTE
     On June 14, 2006, Indus International, Inc. filed with the Securities and Exchange Commission (“SEC”) its Annual Report on Form 10-K for the year ended March 31, 2006. Because we have determined that we will not file our Proxy Statement prior to the July 31, 2006 deadline for incorporation by reference of Part III information into our Annual Report Form 10-K, we are providing the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K by amendment in accordance with General Instruction G(3) of Form 10-K. This Annual Report on Form 10-K/A amends Items 10, 11, 12, 13 and 14 of Part III of our Form 10-K filed on June 14, 2006 in order to include those disclosures required by Part III of Form 10-K.
PART III
Item 10. Directors and Executive Officers of the Registrant
Directors
     The Company’s directors’ names, ages as of the date of this Form 10-K/A and certain information about them are set forth below:

Name of Nominee	Age	Principal Occupation
Richard C. Cook (1)(2)	59	Independent Management Consultant and Senior Advisor to Focus Enterprises
Gregory J. Dukat	45	President and Chief Executive Officer of the Company
Allen R. Freedman (2)(3)	66	Owner and Principal of A.R. Freedman & Co.
Eric Haskell (2)(4)	59	Acting Chief Executive Officer and Chief Financial Officer of SunCom Wireless Holdings, Inc.
Kenneth G. Lawrence (1)(4)	58	Independent Management Consultant
Thomas R. Madison, Jr.	61	Chairman of the Board of Alogent, Inc.
Frederick J. Schwab (1)(4)	67	Independent Management Consultant

(1)	Member of the Nominating and Corporate Governance Committee

(2)	Member of the Compensation Committee

(3)	Chairman of the Board

(4)	Member of the Audit Committee
     Mr. Cook has served as a director of the Company since January 2005. Since the sale of MAPICS Inc., an enterprise solution provider for mid-market manufacturers, in 2005, Mr. Cook has worked as an independent management consultant. From September 2005 to the present, Mr. Cook has also served as a senior advisor to Focus Enterprises, an investment banking firm that provides services to middle market and small businesses. From 1997 to 2005, Mr. Cook was a director and the president and chief executive officer of MAPICS Inc. As senior vice president of Marcam Corporation in 1997, he led the reverse spin-out to create MAPICS Inc. Mr. Cook has over 25 years of experience in the technology and manufacturing industries, including a long tenure at IBM. Mr. Cook is a member of the board of directors of several private companies, including Qcept Technologies, Inc., Edgenet, Inc., Qoil Technologies, Inc. and TetraData Corporation. He served as the chairman of both the executive committee and the 2003 National Board of Directors of AeA, a high-tech industry trade group. Mr. Cook is also a member of the Goizueta Business School Advisory Board at Emory University.
     Mr. Dukat has served as President of the Company since August 2003 and as Chief Executive Officer of the Company since February 2004. From August 2003 until his promotion in February 2004, Mr. Dukat served as President and Chief Operating Officer of the Company. Mr. Dukat joined the Company in September 2002 as Executive Vice President of Worldwide Operations to lead the Company’s global sales and marketing efforts, and was promoted to President and Chief Operating Officer in August 2003 with responsibility for all sales, marketing, customer service, product strategy and product development functions. From September 2001 to April 2002, Mr. Dukat served as the chief executive officer for 180 Commerce, Inc., a start-up reverse supply chain enterprise software company. From October 1989 to September 2001, Mr. Dukat served in various positions at J.D. Edwards, an enterprise software provider, most recently as vice president and general manager. Mr. Dukat is a board member of CSS Consulting Corporation, a private software implementation consulting firm.
     Mr. Freedman has served as a director of the Company since October 2004. In March 2005, he was elected as the non-executive Chairman of the Company’s Board of Directors. Mr. Freedman is currently the owner and principal of A.R. Freedman & Co., a corporate strategy development firm. He is the former chairman and chief executive officer of Assurant, Inc., a NYSE-listed insurance company formerly known as Fortis, Inc., where he served as chief executive officer until May 2000 and chairman until his retirement in July 2000. In 1979, Mr. Freedman became Assurant’s president and first employee, initiating Assurant’s initial strategy and orchestrating its growth over the next 21 years. He began his career in 1964 as a tax lawyer, and a year later, he joined the Internal Revenue Service’s Office of the Chief Counsel. Mr. Freedman served as vice president of D.H. Magid & Co. from 1967 to 1970. From there, he served as vice president of Irving Trust Company (now Bank of New York). In 1975, Mr. Freedman became executive vice president and treasurer of Lewis R. Eisner & Co., where he managed the creation of what is now Assurant in the United States, along with several other investments made by predecessors of Assurant. Beginning in 1978, he initiated and supervised most aspects of Assurant’s U.S. operations. From 1984 to 2004, Mr. Freedman served as chairman of the audit committee of Systems & Computer Technologies Corporation (“SCT”). From January 2002 until February 2004, he served as the chairman of the board of SCT. Mr. Freedman currently serves as a director of Assurant. Since his retirement as chairman and chief executive officer of Assurant, he has served as a director of StoneMor Partners, LP, chairman of its audit committee and a member of its investment committee. Mr. Freeman also serves as a director of Loring Ward International, Inc., a Canadian asset management company, and chairs its compensation committee. He is also a member of the board of directors of the Association of Audit Committee Members, Inc.
     Mr. Haskell has served on the Board of Directors of the Company since May 2005. He is currently the acting chief executive officer and chief financial officer of SunCom Wireless Holdings, Inc., a public wireless communication services provider, where he is also a director. From April 2004 until December 2005, he was an independent management consultant. From 1989 until April 2004, he served as the chief financial officer of SCT, a public software and services company. Mr. Haskell serves on the board of directors and audit and compensation committees of Metropolitan Health Networks Inc., a public health services company. He has served on the board of the Philadelphia Ronald McDonald House since 1996 and is currently the chairman of its finance committee.
     Mr. Lawrence has served as a director of the Company since July 2005. Mr. Lawrence retired from Exelon Corporation and Peco Energy Company in November 2003. Peco Energy is Pennsylvania’s largest utility and an electric and natural gas distribution subsidiary of Exelon Corporation, a registered public utility holding company. From 2002 to 2003, Mr. Lawrence served as chairman of Peco Energy Company, as senior vice president of Exelon Corporation and as president and chief operating officer for Exelon Energy Delivery. He joined Peco Energy in 1969 and served as its president from 1998 until 2002. From 1994 until 1998, he served as Peco Energy’s chief financial officer. Mr. Lawrence is a director of the Philadelphia Orchestra.
     Mr. Madison has served as a director of the Company since April 2001. He is currently the chairman of the board of Alogent, Inc., a private software and services provider to the financial services industry, a position he has held since December 2005. From April 2005 to December 2005, Mr. Madison was an independent management consultant. From December 2001 to March 2005, he served as Chairman of the Board of the Company. He served as Chief Executive Officer of the Company from July 2002 until January 2004. From January 2001 until December 2001, Mr. Madison served as an independent management consultant. From May 1999 until January 2001, Mr. Madison served as president and chief executive officer of Talus Solutions, an implementer of products and services that optimize pricing strategies and practices based upon customer buying behaviors. From March 1994 until May 1999, Mr. Madison served as group president and corporate vice president of Computer Sciences Corp. Mr. Madison serves as a director of several privately held companies.
     Mr. Schwab has served as a director of the Company since June 2004. He is currently an independent management consultant. Until March 2003, Mr. Schwab served as president and chief executive officer of Porsche Cars North America, Inc. Mr. Schwab joined Porsche Cars North America as executive vice president, finance and administration, in 1985. He was promoted to senior executive vice president in 1988 and named president and chief executive officer in March 1992. Mr. Schwab was formerly a partner with Touche Ross & Co. (now Deloitte & Touche LLP). In 1974, he joined Fruehauf Corporation as president of Ackermann Fruehauf, a wholly owned subsidiary in Germany. In 1978, he became president of Fruehauf Europe, responsible for all Fruehauf European operations. In 1982, Mr. Schwab was named executive vice president of Fruehauf International in Detroit, responsible for all non-North American controlled subsidiaries. Mr. Schwab serves as a director and audit committee chairman of Boyd Gaming Corporation, an NYSE-listed company. He is also a director of ProQuest Company, an NYSE-listed company.
Committees of the Board of Directors
     The Board of Directors has three committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.
     Audit Committee. The Audit Committee currently consists of Messrs. Haskell, Lawrence and Schwab. Mr. Schwab acts as Chairman of the Committee. All Audit Committee members are “independent” as defined in the applicable listing standards of the Nasdaq. As further required by such rules, each of the Committee members is financially literate and has financial management expertise. Messrs. Schwab, Haskell and Lawrence each serve as “audit committee financial experts” as that term is defined in the applicable regulations. The Audit Committee approves the engagement of the Company’s independent registered public accounting firm and is primarily responsible for approving the services performed by the Company’s independent registered public accounting firm and for reviewing and evaluating the Company’s accounting principles and its system of internal accounting controls. Further information regarding the duties of the Audit Committee is contained in the Audit Committee Charter, which can be found on our website at www.indus.com/company/governance.cfm.
     Compensation Committee. The Compensation Committee of the Board of Directors currently consists of Messrs. Cook, Freedman and Haskell, all of whom are independent as defined in the applicable listing standards of the Nasdaq. Mr. Freedman acts as Chairman of the Committee. The Compensation Committee establishes the Company’s executive compensation policy, determines the salary and bonuses of the Company’s executive officers and administers our equity-based incentive plans. Further information regarding the duties of the Compensation Committee is contained in the Compensation Committee Charter, which can be found on our website at www.indus.com/company/governance.cfm.
     Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee of the Board of Directors currently consists of Messrs. Cook, Lawrence and Schwab, all of whom are independent as defined in the applicable listing standards of the Nasdaq. Mr. Cook acts as Chairman of the Committee. The Nominating and Corporate Governance Committee identifies individuals qualified to serve on the Board of Directors and recommends that the Board select a slate of director nominees for election by the stockholders of the Company at the Annual Meeting of the Stockholders of the Company. In identifying these individuals, the Nominating and Corporate Governance Committee considers such factors as independence and lack of conflicts of interest that would interfere with performance as a director, character and integrity, financial literacy, level of education and business experience, sufficient time to devote to Board matters and a commitment to represent the long-term interests of our stockholders. The Committee also seeks to ensure that the composition of the Board at all times adheres to the independence requirements of the listing standards of the Nasdaq and reflects a variety of complementary experiences and backgrounds, particularly in the areas of management and leadership, sufficient to provide sound and prudent guidance with respect to the operations and interests of the Company. The Nominating and Corporate Governance Committee also considers nominees recommended by stockholders and the manner in which the Committee evaluates a potential nominee does not differ based on which of the different sources indicated above recommended the candidate. In addition, the Nominating and Corporate Governance Committee is responsible for developing and recommending to the Board of Directors a set of corporate governance policies and principles to be applicable to the Company. The Nominating and Corporate Governance Committee also evaluates such policies and guidelines periodically and suggests amendments to them, if appropriate. Our Corporate Governance Guidelines can be found on our website at www.indus.com/company/governance.cfm. Further information regarding the duties of the Nominating and Corporate Governance Committee is contained in the Nominating and Corporate Governance Committee Charter, which can be found on our website at www.indus.com/company/governance.cfm.
Additional Information Concerning Our Board of Directors
     The Board of Directors has determined that a majority of the directors are independent as required by the Nasdaq rules. The Board has affirmatively determined by resolution that directors Cook, Freedman, Haskell, Lawrence and Schwab are independent within the meaning of the Nasdaq rules. The Board has also affirmatively determined by resolution that directors Haskell, Schwab and Lawrence are “audit committee financial experts” as that term is defined in the applicable regulations. In addition, the Board has affirmatively determined by resolution that it encourages all directors to attend each annual meeting of stockholders.
     Messrs. Haskell, Schwab and Lawrence are the independent directors who have been determined to be audit committee financial experts. Stockholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Haskell’s, Mr. Schwab’s and Mr. Lawrence’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose upon Mr. Haskell, Mr. Schwab or Mr. Lawrence any duties, obligations or liability that are greater than are generally imposed on them as members of the Audit Committee and the Board, and their designation as audit committee financial experts pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or the Board.
Executive Officers
     The Company’s executive officers’ names, ages as of the date of this Form 10-K/A and certain information about them are set forth below:

Name of Executive Officer	Age	Principal Occupation
Gregory J. Dukat	45	President and Chief Executive Officer
Patrick M. Henn	38	Executive Vice President and Chief Financial Officer
John D. Gregg	57	Executive Vice President of Field Operations
Joseph T. Trino	57	Executive Vice President of Corporate Strategy
Arthur W. Beckman	50	Executive Vice President and Chief Technology Officer

     The biography of Mr. Dukat can be found above under “Directors.”
     Mr. Henn joined the Company as its Executive Vice President and Chief Financial Officer in October 2005. Prior to joining the Company, Mr. Henn held several positions with Manhattan Associates, Inc., a publicly traded enterprise software provider, from January 1998 to October 2005, most recently as vice president, controller and assistant treasurer. Prior to joining Manhattan Associates, Mr. Henn served as auditing manager for Ernst & Young, LLP, from September 1990 to December 1997, primarily supporting publicly and privately held technology companies.
     Mr. Gregg was promoted to Executive Vice President of Field Operations in February 2004. Prior to his promotion, Mr. Gregg served as president of the Indus Utilities Systems division of the Company since March 2003, when the Company acquired SCT Utility Systems, Inc. from SCT. From November 1993 to March 2003, Mr. Gregg served in various positions with SCT Utility Systems, Inc., a wholly-owned subsidiary of SCT, most recently as president from November 2000 until the acquisition by the Company.
     Mr. Trino has served as the Company’s Executive Vice President of Corporate Strategy since January 2005. Prior to joining Indus, Mr. Trino served as a strategic consultant to Indus from November 2002 to January 2005, a position in which he was instrumental in negotiating the acquisitions of SCT Utility Systems, Inc. and Wishbone Systems, Inc. From May 1994 to November 2002, Mr. Trino served in various executive roles at SynQuest, Inc., a publicly-traded software company, including chief executive officer from July 1996 to November 2002, chairman of the board from September 2000 to November 2002 and president from May 1994 to December 1999. From April 1992 to December 1993, Mr. Trino was president of Kaseworks, Inc., an Atlanta-based provider of application development tools. From January 1980 to April 1992, he was employed at Dun & Bradstreet Software Inc. From December 1988 to April 1992, Mr. Trino was president of Dun & Bradstreet Software’s Manufacturing Systems Business Unit.
     Mr. Beckman was promoted to Executive Vice President and Chief Technology Officer in January 2006. Prior to his promotion, Mr. Beckman served as Vice President, Hosting and Chief Technology Officer since joining Indus in January 1999. From October 1993 through 1998, Mr. Beckman served as executive director of operations planning and technical support at Pacific Bell, which then merged with SBC Communications. From June 1979 through September 1993, Mr. Beckman held various infrastructure and application development positions within the computer systems and services department at Pacific Gas & Electric Company.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
     Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and persons who own greater than ten percent of a registered class of the Company’s equity securities are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.
     To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended March 31, 2006, all officers, directors and 10% stockholders complied with all Section 16(a) filing requirements.
CODE OF CONDUCT
     We have adopted a Code of Conduct and Ethics that applies to all of our directors, officers and employees. A copy of our Code of Conduct and Ethics is available publicly on our website at www.indus.com/company/governance.cfm. If we make any substantive amendment to the Code, or grant any waiver, including any implicit waiver, from a provision of the Code, that applies to our chief executive officer, chief financial officer or chief accounting officer, we will disclose the nature of the amendment or waiver on that website. We may elect to also disclose the amendment or waiver in a report on Form 8-K filed with the SEC.
Item 11. Executive Compensation
     The following table sets forth the compensation paid by the Company for the fiscal years ended March 31, 2006, 2005 and 2004, respectively, to all individuals serving as the Company’s Chief Executive Officer during the last completed fiscal year, and the Company’s executive officers who were serving in such capacity at the end of the last completed fiscal year (collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

					Long-term Compensation
		Annual Compensation			Awards
				Other Annual		Securities	All Other
Name and Principal	Fiscal Year			Compensation	Restricted	Underlying	Compensation
Position	Ended March 31,	Salary ($)	Bonus($)	($)	Stock ($)(6)	Options (#)	($)
Gregory J. Dukat (1)	2006	400,000	96,000	—	101,175	281,000	3,150
President and Chief	2005	400,000	100,000	—	—	100,000	3,500
Executive	2004	269,000	40,000	—	—	425,000	4,000
Officer

Patrick M. Henn (2)	2006	97,865	21,000	—	28,800	160,000	—
Executive Vice President and Chief Financial Officer

John D. Gregg (3)	2006	233,000	40,775	—	26,625	75,000	3,150
Executive Vice	2005	233,000	75,425	—	—	60,000	2,475
President of Field	2004	212,000	23,000	—	—	100,000	—
Operations

Joseph T. Trino (4)	2006	250,000	50,000	—	26,625	75,000	—
Executive Vice President of Corporate Strategy	2005	64,500	31,250	180,000	—	180,000	—

Arthur W. Beckman (5)	2006	218,225	28,488	—	20,022	56,250	3,200
Executive Vice	2005	215,000	48,375	—	—	30,000	3,150
President and Chief	2004	215,000	20,000	—	—	100,000	3,075
Technology Officer

(1)	For Mr. Dukat: (i) “Bonus” for fiscal 2006 was a bonus paid under the Company’s Fiscal 2006 Incentive Compensation Plan; (ii) “Bonus” for fiscal 2005 was a bonus paid under the Fiscal 2005 Executive Incentive Compensation Plan; (iii) “Bonus” for fiscal 2004 was a bonus paid in recognition of the Company’s performance for the fourth quarter of fiscal 2004; and (iv) “All Other Compensation” for each period shown represents 401(k) matching contributions by the Company.

(2)	Mr. Henn was appointed by the Board as an executive officer of the Company in October 2005 and his compensation reflects approximately six months of service during fiscal 2006. For Mr. Henn, “Bonus” for fiscal 2006 was a prorated bonus for six months of service under the Company’s Fiscal 2006 Incentive Compensation Plan.

(3)	For Mr. Gregg: (i) “Bonus” for fiscal 2006 was a bonus paid under the Company’s Fiscal 2006 Incentive Compensation Plan; (ii) “Bonus” for fiscal 2005 was a bonus paid under the Fiscal 2005 Management Council Incentive Compensation Plan; (iii) “Bonus” for fiscal 2004 was a bonus paid in recognition of the Company’s performance for the fourth quarter of fiscal 2004; and (iv) “All Other Compensation” for each period shown represents 401(k) matching contributions by the Company.

(4)	For Mr. Trino: (i) “Bonus” for fiscal 2006 was a bonus paid under the under the Company’s Fiscal 2006 Incentive Compensation Plan; (ii) “Bonus” for fiscal 2005 was a bonus paid under Mr. Trino’s consultant incentive compensation plan; and (iii) “Other Annual Compensation” for fiscal 2005 represents compensation paid to Mr. Trino as a consultant to the Company. Mr. Trino was also paid $20,000 as a consultant bonus for fiscal 2004 prior to becoming an employee and executive officer of the Company.

(5)	For Mr. Beckman: (i) “Bonus” for fiscal 2006 was a bonus paid the under the Company’s Fiscal 2006 Incentive Compensation Plan; (ii) “Bonus” for fiscal 2005 was a bonus paid under the Fiscal 2005 Management Council Incentive Compensation Plan; and (iii) “All Other Compensation” for each period shown represents 401(k) matching contributions by the Company.

(6)	Represents the fair market value of awards of restricted stock, based upon the closing price of the Common Stock on the date of grant. On May 13, 2005, the closing price of the Common Stock was $2.13 and the Company made awards of restricted stock as follows: Mr. Dukat, 47,500 shares; Mr. Gregg, 12,500 shares; Mr. Trino, 12,500 shares; and Mr. Beckman, 9,400 shares. On October 13, 2005 the closing price of the Common Stock was $2.88 and the Company awarded Mr. Henn 10,000 shares of restricted stock. Dividends are paid on these shares if and when dividends are paid on Common Stock. The restricted stock awards vest 100% on the third anniversary of the date of the grant. As of March 31, 2006, the aggregate number and value (based on the March 31, 2006 closing price of $3.64) of restricted stock held by the Named Executive Officers was as follows: Mr. Dukat, 47,500 shares valued at $172,900; Mr. Henn, 10,000 shares valued at $36,400; Mr. Gregg, 12,500 shares valued at $45,500; Mr. Trino, 12,500 shares valued at $45,500; and Mr. Beckman, 9,400 shares valued at $34,216.

OPTION GRANTS IN LAST FISCAL YEAR
     The following table sets forth information regarding each grant of options to purchase Common Stock of the Company made to a Named Executive Officer during the fiscal year ended March 31, 2006. Options were granted under the Company’s 2004 Long-Term Incentive Plan, at an exercise price equal to or greater than the fair market value of the Company’s Common Stock on the date of grant. Options have a term of ten years, but may terminate before their expiration upon the death, permanent disability or termination of status as an employee or consultant of a particular Named Executive Officer.

	Individual Grants
	Number of		Percent of			Potential Realizable Value at
	Securities		Total Options			Assumed Annual Rates of Stock
	Underlying		Granted to	Exercise		Price Appreciation for Option
	Options		Employees in	Price per	Expiration	Term (3)
Name	Granted (#)		Fiscal Year	Share ($)	Date	5% ($)	10% ($)
Gregory J. Dukat	210,000	(1)	11.4%	2.18	5/13/2015	287,908	729,615
	71,000	(2)	3.9%	2.18	5/13/2015	97,340	246,679
Patrick M. Henn	150,000	(1)	8.2%	2.88	10/13/2015	271,682	688,497
	10,000	(2)	0.5%	2.88	10/13/2015	18,112	45,900
John D. Gregg	56,250	(1)	3.1%	2.18	5/13/2015	77,118	195,432
	18,750	(2)	1.0%	2.18	5/13/2015	25,706	65,144
Joseph T. Trino	56,250	(1)	3.1%	2.18	5/13/2015	77,118	195,433
	18,750	(2)	1.0%	2.18	5/13/2015	25,706	65,114
Arthur W. Beckman	42,188	(1)	2.3%	2.18	5/13/2015	57,839	146,576
	14,062	(2)	0.8%	2.18	5/13/2015	19,279	48,856

(1)	Time-vested option grants are exercisable in 33.3% annual increments beginning on the first anniversary of the grant date.

(2)	Performance-vested option grants vest, if at all, based on certain three-year adjusted earnings per share targets.

(3)	Potential gains are net of exercise price, but before taxes associated with exercise. Potential realizable value is based on the assumption that the Common Stock of the Company appreciates at the annual rate shown (compounded annually) from the date of grant until the expiration of the option term. These values are calculated based on SEC requirements and do not reflect the Company’s estimate of future stock price growth. Actual gains, if any, on stock option exercises are dependent on the future performance of the Company’s Common Stock and overall market conditions.
AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES
     The following table sets forth information concerning the shares of Common Stock acquired and the value realized upon the exercise of stock options during the fiscal year ended March 31, 2006, the number of shares of Common Stock underlying exercisable and unexercisable options held by each of the Named Executive Officers as of March 31, 2006 and the values of unexercised “in-the-money” options as of that date.

			Number of Securities Underlying		Value of Unexercised
	Shares	Value	Unexercised Options at		in-the-Money Options at Fiscal
	Acquired on	Realized	Fiscal Year-End (#)		Year-End ($)(2)
Name	Exercise (#)	($)(1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Gregory J. Dukat	0	0	583,334	720,166	873,585	878,675
Patrick M. Henn	0	0	0	170,000	0	121,600
John D. Gregg	20,000	34,000	162,500	215,000	273,750	286,550
Joseph T. Trino	0	0	47,500	220,000	78,400	321,800
Arthur W. Beckman	0	0	230,500	160,650	252,400	244,425

(1)	Represents the amount equal to the excess of the fair market value of the shares at the time of exercise over the exercise price.

(2)	Determined by taking the difference between the closing price of the Company’s Common Stock on March 31, 2006 of $3.64 per share less the exercise price of the option granted, multiplied by the number of shares subject to the option. If the exercise price of the option exceeds the closing price, the value of the option is not in-the-money and the value is deemed to be zero.

EMPLOYMENT CONTRACTS AND TERMINATION OF
EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS
     Effective October 1, 2005, the Company entered into new employment agreements and change of control severance agreements with Gregory J. Dukat, President and Chief Executive Officer, Joseph T. Trino, Executive Vice President of Corporate Strategy, and John D. Gregg, Executive Vice President of Field Operations. In connection with entering into the new agreements, the Company terminated the existing employment agreements with Messrs. Dukat, Trino and Gregg, and the change of control severance agreement with Mr. Dukat. The Company also entered into an employment agreement and change of control severance agreement with Patrick M. Henn, Executive Vice President and Chief Financial Officer, effective October 13, 2005. The Company also entered into a new employment agreement with Arthur W. Beckman, Executive Vice President and Chief Technology Officer, effective January 1, 2006, and terminated his prior agreement, in connection with his promotion to Executive Vice President. The Company had previously entered into a change of control severance agreement with Mr. Beckman, effective May 5, 2005. The following summary describes certain material provisions of the employment and change of control severance agreements.
Employment Agreements with Executives
     The employment agreements do not have a set term and may only be terminated pursuant to a termination of employment, as described below. The employment agreements contain the following material terms: (i) base salary for Mr. Dukat of $412,000; for Mr. Henn of $210,000; for Mr. Trino of $257,500; for Mr. Gregg of $239,990; and for Mr. Beckman of $234,350; (ii) eligibility for a discretionary annual performance bonus; and (iii) participation in equity incentive compensation programs, welfare programs and other compensation programs that are generally provided for the senior executives of the Company.
     The employment agreements also specify the payments and benefits to which the executives are entitled upon the termination of employment for specified reasons, including death, disability, termination by the Company with or without cause and resignation by the executive with or without good reason (as such terms are defined in the employment agreements). If an executive’s employment is terminated by the Company for any reason other than cause or disability, or by the executive for good reason, he will receive a severance payment in an amount equal to (i) 12 months for Mr. Dukat, and nine months for each of Messrs. Henn, Trino, Gregg and Beckman of the executive’s then-current annual base salary; and (ii) a pro-rata portion of his target annual bonus for the performance year in which his termination occurs. These amounts are payable over 12 months for Mr. Dukat and nine months for Messrs. Henn, Trino, Gregg and Beckman. The Company will also pay for full COBRA benefits for such executive and his dependents, subject to certain limitations, for the earlier of 18 months or until he receives health, medical and/or dental benefits from a new employer. In addition, in the case of Mr. Dukat, any stock options held by him, to the extent vested on the date of termination, may be exercised until 12 months after the date of termination. Any departing executive must sign a separation agreement and standard release of claims in order to receive the severance benefits described above.
     Upon the termination of an executive’s employment by reason of death or disability, his employment agreement will terminate without further obligations of the Company other than the payment of his unpaid base salary through the date of termination and any unpaid, accrued vacation pay, and any other amounts or benefits to which he is entitled under any of the Company’s plans, programs, policies, practices or contracts then in effect.
     Upon the termination of an executive’s employment for cause, or by the executive without good reason, his employment agreement will terminate without further obligations of the Company, the vesting of any stock options held by the executive will terminate immediately, any compensation payable under his employment agreement will terminate immediately, and he will only be eligible for severance benefits in accordance with the Company’s established policies as then in effect.
     The employment agreement provides that if a payment to or for the benefit of the executive would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, then he will receive the greater of his full severance payment, or a severance payment reduced to the extent necessary such that the payment will not be subject to the excise tax.
     Each executive has agreed in his employment agreement that for a period of one year following the termination of his employment with the Company for any reason, he will not disclose any confidential information, solicit employees of the Company to terminate their employment with the Company, solicit customers of the Company with whom he has had material contact, or provide competitive services.

Change of Control Severance Agreements with Executives
     Each change of control severance agreement between the Company and the executives has a one-year term; provided, however, that the Compensation Committee may affirmatively extend the term of the agreement at any time. The current term of these agreements runs until May 31, 2007. The change of control severance agreements specify the payments and benefits to which the executives are entitled upon the termination of employment following a change of control. If the executive’s employment is terminated by the Company for any reason other than cause, or by the executive for good reason, (i) within 24 months following a change of control or (ii) within six months prior to the date on which a change of control occurs, and such termination arose in connection with or in anticipation of a change of control, he will receive a lump sum severance amount. In May 2006, the Company amended each change of control severance agreement to change such lump sum severance amount. In the case of Mr. Dukat, this lump sum severance amount, as amended, is equal to three times his then-current base salary plus his annual bonus target for the performance year in which the change of control occurs. In the case of Messrs. Henn, Trino, Gregg, and Beckman, this lump sum severance amount, as amended, is equal to two times his then-current base salary plus the annual bonus target for the performance year in which the change of control occurs. The Company will also reimburse the executive for full COBRA expenses for the earlier of 18 months or until he receives health, medical, and/or dental benefits from a new employer. In addition, any stock options and restricted stock held by the executive will immediately vest and in the case of stock options become exercisable. Mr. Dukat also receives these severance benefits if he terminates his employment for any reason at any time within the 30 days following the one-year anniversary of the change of control.
     In the event that the executive becomes entitled to severance payments and/or benefits in connection with the termination of his employment pursuant to the change of control severance agreement, he will not be entitled to severance payments and/or benefits pursuant to his employment agreement. If the executive’s employment is terminated by reason of death or disability, by the Company for cause, or voluntarily by him without good reason, he will not receive severance benefits under the change of control severance agreement.
     The change of control severance agreement provides that if a payment to or for the benefit of an executive would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, then he will receive the greater of his full severance payment, or a severance payment reduced to the extent necessary such that the payment will not be subject to the excise tax.
     Each executive is subject to those restrictive covenants contained in his employment agreement, as described above, and must abide by such restrictive covenants in order to receive the benefits under his change of control severance agreement.
Director Compensation
     Director Compensation Prior to July 26, 2005
     On July 26, 2005, our Board of Directors approved a new director compensation policy. Prior to the approval of such revised policy, each of our independent directors and one non-independent, non-employee director participated in the Company’s director compensation program described below.
     Cash Fees. Under this program, each of the Company’s independent directors and one non-independent, non-employee director received annualized cash fees of $10,000 for their Board service. Additional annualized cash compensation was paid to independent directors that served on committees, as follows: Audit Committee Chairperson, $10,000; Compensation Committee Chairperson, $5,000; Nominating and Corporate Governance Committee Chairperson, $5,000; Audit Committee members, $2,000; Compensation Committee members, $1,000; and Nominating and Corporate Governance Committee members, $1,000. In addition, both independent and non-independent, non-employee directors were reimbursed for out-of-pocket expenses incurred in connection with their attendance at meetings. All cash compensation under this program was paid in quarterly installments and is contingent on continued service on the Board or the applicable committee.
     On September 30, 2004, Mr. Madison ceased to be an employee of the Company but continued as a non-employee director of the Company. Although Mr. Madison does not qualify as an independent director under the Nasdaq rules, the Board determined that he should participate in this director compensation program in the same manner as the independent directors.
     Equity Awards. Pursuant to our 1997 Director Option Plan (the “Director Option Plan”), and prior to the suspension of the Director Option Plan as discussed below, each non-employee director was automatically granted a non-qualified option to purchase 50,000 shares of our Common Stock on the date such person became a director. Thereafter, each non-employee director was automatically granted an option to acquire 25,000 shares of our Common Stock upon such director’s reelection at each annual meeting of stockholders, provided that on such date he or she had served on the Board for at least six months. Such options become exercisable as to 25% of the shares subject to such option on each anniversary of its date of grant. In addition, prior to July 26, 2006, each director appointed to serve as a chairperson of one of the Board’s committees was automatically granted an option to purchase

5,000 shares of Common Stock on the date of such appointment and an option to purchase an additional 5,000 shares of Common Stock at each annual meeting of stockholders; provided that he or she continued to serve in such capacity, and provided further that on such date he or she had served as a committee chairperson for at least six months. Options granted to the chairpersons of the committees become exercisable as to 100% of the shares subject to such option on the first anniversary of the date of the grant.
     New Director Compensation Policy
     As noted above, on July 26, 2005, the Board approved a new director compensation policy, which applies to all non-employee directors.
     Cash Fees. The new director compensation policy increased the amount of cash compensation to be given to each director from $10,000 to $20,000 per year, such amount to be prorated for directors who join or leave the Board during a calendar year. The Chairman of the Board also receives an additional $20,000 per year. Additional annualized cash compensation will be paid to non-employee directors as follows: Audit Committee Chairperson, $15,000; Compensation Committee Chairperson, $7,500; and Nominating and Corporate Governance Committee Chairperson, $7,500. Each non-employee director who serves on the Board or a Committee of the Board will receive a $1,000 fee for attendance in person at each meeting of the Board or a Committee of the Board. In the event that a non-employee director participates in a meeting of the Board or a Committee of the Board via telephone and such meeting lasts less than 2.5 hours, the director will receive a $500 fee for such participation. If such telephone meeting lasts more than 2.5 hours, the director will receive a $1,000 fee for such participation. All cash compensation is paid in quarterly installments and is contingent on continued service on the Board or the applicable committee. As in the Company’s prior director compensation policy, directors that are also employees of the Company do not receive cash fees for services provided in their capacity as a director but are reimbursed for out-of-pocket expenses incurred in connection with attendance at meetings.
     Equity Awards. In connection with this new director compensation policy, the Board suspended the Director Option Plan. The suspension of the Director Option Plan did not constitute a final termination of the plan and has no impact on the stock options presently issued and outstanding under the plan. Equity awards granted pursuant to the new board compensation policy will be issued under, and will be subject to the terms and conditions of, the Company’s 2004 Long-Term Incentive Plan, or such other plan as the Board of Directors may designate from time to time. Under the new director compensation policy, each non-employee director is automatically granted, on the date on which he or she first becomes a non-employee director (whether through election by the stockholders of the Company or appointment by the Board to fill a vacancy), shares of restricted stock having a value equal to $100,000 as of the grant date. Such restricted stock will vest in equal installments upon the first five anniversaries of the grant date. Directors who were non-employee directors upon the adoption of this policy did not receive such an initial award. Similarly, an employee director who terminates his employment with the Company but remains a director will not receive such an initial award. Each non-employee director is automatically, on the date of the Company’s annual meeting of stockholders each year in which this policy remains in place, granted shares of restricted stock having a value equal to $50,000 as of the grant date. Such restricted stock will vest in equal installments upon the first three anniversaries of the grant date. A director who does not remain a non-employee director following such annual meeting of stockholders (whether through resignation, failure to be reelected or otherwise) will not receive an annual award with respect to such meeting. Similarly, a director who has not served as a non-employee director for at least six months preceding an annual meeting of stockholders will not receive an annual award with respect to such meeting.
     The following table provides information on compensation for non-employee directors who served during the prior fiscal year.
SUMMARY BOARD COMPENSATION TABLE
FOR FISCAL YEAR ENDED MARCH 31, 2006
FOR NON-EMPLOYEE DIRECTORS

	Annual	Committee and
	Retainer	Chairman Fees		Stock	Restricted Stock
Name of Directors	Fees ($)	($)	Meeting Fees ($)	Options (#) (1)	($)(2)
Richard C. Cook	17,500	4,250	10,000	—	50,000
Allen R. Freedman	17,500	22,375	8,000	—	50,000
Eric Haskell	17,500	0	11,000	50,000	—
Kenneth G. Lawrence	15,000	0	6,000	—	100,000
Thomas R. Madison , Jr.	17,500	0	4,000	—	50,000
Frederick J. Schwab	17,500	14,000	9,000	—	50,000
Douglas S. Massingill (3)	7,500	3,625	3,000	—	—
Frederick C. Lane (4)	2,500	250	0	—	—

(1)	Under the Director Option Plan, Mr. Haskell was automatically granted a non-qualified option to purchase 50,000 shares of Common Stock on May 5, 2005, the date he became a director. The exercise price of such option is $2.14 and such option becomes exercisable as to 25% of the shares subject to such option on each anniversary of its date of grant.

(2)	Represents the fair market value of awards of restricted stock, based upon the closing price of the Common Stock on the date of grant. On July 26, 2005, the closing price of the Common Stock was $2.24 and the Company awarded Mr. Lawrence 44,643 shares of restricted stock. Such restricted stock will vest in equal installments upon the first five anniversaries of the grant date. On October 17, 2005, the closing price of the Common Stock was $2.76 and the Company made awards of 18,116 shares of restricted stock to each of Messrs. Cook, Freedman, Madison and Schwab. Such restricted stock will vest in equal installments upon the first three anniversaries of the grant date. Dividends are paid on these shares if and when dividends are paid on Common Stock. As of March 31, 2006, the aggregate number and value (based on the March 31, 2006 closing price of $3.64) of restricted stock held by each director was as follows: Mr. Cook, 18,116 shares valued at $65,942; Mr. Freedman, 18,116 shares valued at $65,942; Mr. Lawrence, 44,643 shares valued at $162,500; Mr. Madison, 18,116 shares valued at $65,942; and Mr. Schwab, 18,116 shares valued at $65,942.

(3)	Mr. Massingill did not stand for reelection at the Annual Meeting of Stockholders on October 17, 2005.

(4)	Mr. Lane resigned from the Board on May 5, 2005.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
     During the fiscal year ended March 31, 2006, the Company’s Compensation Committee consisted of Messrs. Freedman and Cook, and Mr. Haskell since May 5, 2005. No interlocking relationship existed during the fiscal year ended March 31, 2006 nor presently exists between any member of the Company’s Compensation Committee and any member of the compensation committee of any other company. No member of the Compensation Committee was, during fiscal 2006, an officer or employee of the Company, nor was any member of the Compensation Committee formerly an officer of the Company. In addition, no executive officer of the Company served during the year ended March 31, 2006, (a) as a member of the compensation committee or board of directors of another entity, one of whose executive officers served on the Compensation Committee or (b) as a member of the compensation committee of another entity, one of whose executive officers served on the Board of Directors of the Company.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
SECURITY OWNERSHIP OF MANAGEMENT; PRINCIPAL STOCKHOLDERS
     The table below sets forth, as of July 17, 2006, certain information with respect to the beneficial ownership of the Company’s Common Stock by (i) each person known by the Company to own beneficially more than five percent (5%) of the outstanding shares of Common Stock; (ii) each Named Executive Officer; (iii) each director of the Company and nominee for director of the Company; and (iv) all current directors and executive officers as a group.

	Shares	Approximate
	Beneficially	Percentage
Stockholder	Owned(1)	of Ownership(1)
Columbia Wanger Asset Management, L.P. (2)	6,340,000	10.7%
Tocqueville Asset Management, L.P. (3)	3,298,160	5.6%
Paradigm Capital Management, Inc. (4)	3,185,600	5.4%
S Squared Technology, LLC (5)(6)	3,038,200	5.1%
Arthur W. Beckman (7)	315,750	*
Gregory J. Dukat (8)	855,334	1.4%
John D. Gregg (9)	232,500	*
Patrick M. Henn (10)	25,834	*
Joseph T. Trino (11)	107,500	*
Richard C. Cook (12)	30,616	*
Allen R. Freedman (13)	833,216	1.4%
Eric Haskell (14)	12,500	*
Kenneth G. Lawrence (15)	44,643	*
Thomas R. Madison, Jr. (16)	902,820	1.5%
Frederick J. Schwab (17)	48,116	*
All current directors and executive officers as a group (11 persons)	3,408,829	5.6%

*	Less than 1%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC that deems shares to be beneficially owned by any person who has or shares voting power or investment power with respect to such shares. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of the Company’s Common Stock that will be issuable to the identified person or entity pursuant to stock options that are either immediately exercisable or exercisable within sixty days of

July 17, 2006 are deemed to be outstanding and to be beneficially owned by the person holding such options or warrants for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Represents shares reported on Schedule 13G/A dated February 13, 2006, of which Columbia Wanger Asset Management, L.P. (“WAM”) and WAM Acquisition GP, Inc., its general partner, have shared voting and investment power. Columbia Acorn Trust has shared voting and investment power over 8.6% of the shares beneficially owned by WAM. The address of WAM is 227 West Monroe Street, Suite 3000, Chicago, Illinois 60606.

(3)	Represents shares reported on Schedule 13G dated February 14, 2006. The address of Tocqueville Asset Management, L.P. is 40 West 57th Street, 19th Floor, New York, New York 10019.

(4)	Represents shares reported on Schedule 13G/A dated February 14, 2006. The address of Paradigm Capital Management, Inc. is Nine Elk Street, Albany, New York 12207.

(5)	Represents shares reported on Schedule 13G/A dated February 9, 2006. S Squared Technology, LLC has sole voting and dispositive power over these shares. The address of S Squared Technology, LLC is 515 Madison Avenue, New York, NY 10022.

(6)	Includes 522,200 shares of Common Stock beneficially owned by S Squared Capital II Management, LLC, an affiliate of S Squared Technology, LLC.

(7)	For Mr. Beckman, includes 21,900 shares of restricted stock and 284,251 shares subject to options exercisable within 60 days of July 17, 2006.

(8)	For Mr. Dukat, includes 95,000 shares of restricted stock and 710,334 shares subject to options exercisable within 60 days of July 17, 2006.

(9)	For Mr. Gregg, includes 25,000 shares of restricted stock and 207,500 shares subject to options exercisable within 60 days of July 17, 2006.

(10)	For Mr. Henn, includes 22,500 shares of restricted stock and 3,334 shares subject to options exercisable within 60 days of July 17, 2006.

(11)	For Mr. Trino, includes 25,000 shares of restricted stock and 82,500 shares subject to options exercisable within 60 days of July 17, 2006.

(12)	For Mr. Cook, includes 18,116 shares of restricted stock and 12,500 shares subject to options exercisable within 60 days of July 17, 2006.

(13)	For Mr. Freedman, includes 18,116 shares of restricted stock and 17,500 shares subject to options exercisable within 60 days of July 17, 2006. Also includes 725,600 shares held by Mr. Freedman and 72,000 shares held by Mr. Freedman’s wife. Mr. Freedman disclaims beneficial ownership, for purposes of Section 16 of the Exchange Act or otherwise, of all such shares owned by his wife.

(14)	For Mr. Haskell, includes 12,500 shares subject to options exercisable within 60 days of July 17, 2006.

(15)	For Mr. Lawrence, all 44,643 shares are restricted stock.

(16)	For Mr. Madison, includes 18,116 shares of restricted stock and 850,977 shares subject to options exercisable within 60 days of July 17, 2006. Also includes 33,727 shares held by The Madison Family Trust. Mr. Madison disclaims beneficial ownership, for purposes of Section 16 of the Exchange Act or otherwise, of all such shares owned by the trust.

(17)	For Mr. Schwab, includes 18,116 shares of restricted stock and 30,000 shares subject to options exercisable within 60 days of July 17, 2006.
     Information required by Item 201(d) of Regulation S-K "Equity Compensation Plan Information" is incorporated into this Item 12 by reference to Item 5 of this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions
     None.
Item 14. Principal Accountant Fees and Services
     Ernst & Young LLP has served as the Company’s independent registered public accounting firm since the formation of the Company in 1997. The aggregate fees billed to the Company for professional accounting services by Ernst & Young LLP for the fiscal years ended March 31, 2006 and 2005 respectively, are set forth in the table below.

	Fiscal 2006	Fiscal 2005
Audit Fees	$807,000	$812,000
Audit-Related Fees	12,000	34,000
Tax Fees	264,000	471,000
All Other Fees	2,500	0

Total	$1,085,500	$1,317,000
For purposes of the preceding table, the professional fees are classified as follows:

•	Audit Fees – These are fees for professional services associated with the annual audit of the Company’s financial statements and the Company’s internal control over financial reporting, the required review of the Company’s financial statements included in the Form 10-Q filings and statutory audits required internationally.

•	Audit-Related Fees – These are fees for assurance and related services that traditionally are performed by independent registered public accountants, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation and statutory subsidiary or equity investment audits incremental to the audit of the consolidated financial statements.

•	Tax Fees – These are fees for all professional services performed by professional staff in Ernst & Young LLP’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state, and local tax issues related to due diligence.

•	All Other Fees – These are fees for other permissible work performed and for products and services that do not meet the above-described categories.
Audit Committee Review
     Our Audit Committee has reviewed the services rendered and the fees billed by Ernst & Young for the fiscal year ended March 31, 2006. The Audit Committee has determined that the services rendered and the fees billed during the fiscal year ended March 31, 2006 that were not related to the audit of our financial statements are compatible with the independence of Ernst & Young LLP as the Company’s independent registered public accounting firm.
     The Audit Committee pre-approves all audit and non-audit services performed by the Company’s independent registered public accounting firm and all related fees to assure that the provision of such services does not impair the auditor’s independence. Under the Audit Committee policy, the Company’s independent registered public accounting firm is prohibited from performing any non-audit services in contravention of SEC rules. The Audit Committee may delegate its pre-approval authority to one or more of its members, but not to management. The Audit Committee Chairperson, who is an independent director, has the authority to grant pre-approvals for services to be performed by our independent registered public accounting firm for amounts up to $25,000 per engagement. The Chairperson shall report any pre-approval decisions to the full Audit Committee at its next scheduled meeting. In the event that an engagement is anticipated to cost more than $25,000, approval of the Audit Committee by email is an appropriate authorization, with ratification at the next scheduled Audit Committee meeting. For the fiscal year ended March 31, 2006, the Audit Committee approved the Company’s fee arrangement with Ernst & Young LLP prior to the start of the annual audit. All of the fees paid to Ernst & Young LLP for the services described above under “Audit-Related Fees,” “Tax Fees” and “All Other Fees” were pre-approved for the fiscal years ended March 31, 2005 and 2006.
PART IV
Item 15. Exhibits and Financial Statement Schedules
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

Date: July 28, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ Gregory J. Dukat Gregory J. Dukat	President and Chief Executive Officer (Principal Executive Officer), Director	July 28, 2006

/s/ Patrick M. Henn Patrick M. Henn	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	July 28, 2006

* Allen R. Freedman	Chairman of the Board, Director	July 28, 2006

* Richard C. Cook	Director	July 28, 2006

* Eric Haskell	Director	July 28, 2006

* Thomas R. Madison, Jr.	Director	July 28, 2006

* Kenneth G. Lawrence	Director	July 28, 2006

* Frederick J. Schwab	Director	July 28, 2006

* /s/ Gregory J. Dukat Gregory J. Dukat, as attorney in fact		July 28, 2006