Form 10-Q
period 2006-06-30
INDUS INTERNATIONAL INC
filed 2006-08-08
CIK 1041333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐                      Accelerated Filer ☑                     Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐       No ☑
As of August 7, 2006, the Registrant had outstanding 59,104,952 shares of Common Stock, $.001 par value.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INDUS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2006	March 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,200	$37,165
Restricted cash	2,670	2,793
Billed accounts receivable, net of allowance for doubtful accounts of $892 at June 30, 2006 and $1,134 at March 31, 2006	17,245	14,020
Unbilled accounts receivable	5,840	6,257
Other current assets	3,813	3,683

Total current assets	62,768	63,918
Property and equipment, net	26,075	26,990
Capitalized software, net	3,447	3,760
Goodwill	7,442	7,442
Acquired intangible assets, net	8,708	9,066
Restricted cash, non-current	2,976	2,976
Other assets	707	681

Total assets	$112,123	$114,833

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$767	$767
Accounts payable	4,570	3,836
Accrued liabilities	13,384	14,050
Deferred revenue	28,829	30,234

Total current liabilities	47,550	48,887
Income tax payable	2,683	2,553
Note payable, net of current portion	8,571	8,763
Other liabilities	3,821	4,549
Stockholders’ equity:
Common stock	59	59
Additional paid-in capital	163,671	163,218
Deferred compensation	—	(480)
Accumulated deficit	(114,870)	(113,142)
Accumulated other comprehensive income	638	426

Total stockholders’ equity	49,498	50,081

Total liabilities and stockholders’ equity	$112,123	$114,833

See accompanying notes

INDUS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	June 30,
	2006	2005
Revenue:
Software licence fees	$2,646	$6,603
Services:
Support, outsourcing and hosting	14,787	14,285
Consulting, training and other	10,336	12,733

Total services	25,123	27,018

Total revenue	27,769	33,621

Cost of revenue:
Software licence fees	444	680
Services:
Support, outsourcing and hosting	3,514	3,452
Consulting, training and other	8,707	9,291

Total services	12,221	12,743

Total cost of revenue	12,665	13,423

Gross margin	15,104	20,198

Operating expenses:
Research and development	6,557	7,836
Sales and marketing	6,863	6,942
General and administrative	3,716	3,804
Restructuring expenses	16	43

Total operating expenses	17,152	18,625

(Loss) income from operations	(2,048)	1,573
Interest and other income	278	56

(Loss) income before income taxes	(1,770)	1,629
(Benefit) provision for income taxes	(42)	16

Net (loss) income	$(1,728)	$1,613

Net (loss) income per share:
Basic	$(0.03)	$0.03

Diluted	$(0.03)	$0.03

Shares used in computing per share data:
Basic	58,600	57,624
Diluted	58,600	58,816
See accompanying notes

INDUS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$(1,728)	$1,613
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,910	2,367
Stock compensation	601	—
Changes in operating assets and liabilities:
Billed accounts receivable	(2,925)	5,279
Unbilled accounts receivable	79	6,053
Other current assets	(72)	(320)
Other accrued liabilities	(1,387)	(5,348)
Deferred revenue	(1,263)	(6,035)
Other operating assets and liabilities	804	(1,246)

Net cash (used in) provided by operating activities	(3,981)	2,363

Cash flows from investing activities:
Decrease in restricted cash	131	103
Acquisition of property and equipment	(291)	(538)

Net cash used in investing activities	(160)	(435)

Cash flows from financing activities:
Payments of note payable and capital leases	(348)	(307)
Proceeds from issuance of common stock	332	335

Net cash (used in) provided by financing activities	(16)	28

Effect of exchange rate differences on cash	192	(314)

Net (decrease) increase in cash and cash equivalents	(3,965)	1,642
Cash and cash equivalents at beginning of period	37,165	27,779

Cash and cash equivalents at end of period	$33,200	$29,421

See accompanying notes

INDUS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial information has been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission’s (“SEC”) rules and regulations. In the opinion of management, these condensed consolidated financial statements contain all normal adjustments considered necessary for a fair presentation of the financial position at June 30, 2006, the results of operations for the three-month periods ended June 30, 2006 and 2005 and changes in cash flows for the three-month periods ended June 30, 2006 and 2005. The condensed consolidated balance sheet at March 31, 2006 has been derived from the audited consolidated financial statements at that date.
These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended March 31, 2006 that are included in the Company’s 2006 Annual Report on Form 10-K as filed with the SEC. The consolidated results of operations for the three months ended June 30, 2006 are not necessarily indicative of the results to be expected for any subsequent quarter or period, or for the entire fiscal year ending March 31, 2007.
2. Restructuring Expenses
The Company recorded restructuring costs of $16,000 and $43,000 for the three months ended June 30, 2006 and 2005, respectively, all of which were related to accretion on existing lease obligations recorded in prior business restructuring activities.
At June 30, 2006, a total of $4.5 million remains in the current and long-term restructuring accruals for restructuring initiatives, all of which relates to excess lease costs associated with subleasing certain floors of the Company’s office space in San Francisco, California. These floors were vacated relative to (1) the Company’s headquarters relocation from San Francisco to Atlanta, Georgia and (2) further floor space reductions due to business consolidation. Restructuring charges relative to the business consolidation have been recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No. 112, “Employer’s Accounting for Postemployment Benefits.”
The restructuring accruals remaining as of June 30, 2006 are included in the Condensed Consolidated Financial Statements in “Accrued liabilities” for amounts due within one year and “Other liabilities” for amounts due after one year.
Below is an analysis of the outstanding restructuring accruals (in thousands):
Company headquarters relocation:

Facilities
Balance at March 31, 2006	$4,094

Payments in Q1 2007	(469)
Accruals in Q1 2007	9
Adjustments in Q1 2007	—

Balance at June 30, 2006	$3,634

Office and business consolidation:

Facilities
Balance at March 31, 2006	$1,006

Payments in Q1 2007	(146)
Accruals in Q1 2007	7
Adjustments in Q1 2007	—

Balance at June 30, 2006	$867

3. Earnings per Share
Basic earnings per share is computed using net (loss) income and the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed using net (loss) income and the weighted average number of outstanding common shares and dilutive common stock equivalents during each period.
As of June 30, 2006 and 2005, stock options to purchase an aggregate of 11.1 million and 11.0 million shares, respectively, were outstanding. The Company has excluded all outstanding stock options to purchase common stock from the calculation of diluted earnings per share at June 30, 2006 because all such securities are antidilutive. As of June 30, 2005, 6.8 million of the outstanding options were not included in the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares during the period.
The calculations of the weighted average number of shares outstanding for the three months ended June 30, 2006 and 2005 are as follows (in thousands):

	Three Months Ended		Three Months Ended
	June 30, 2006		June 30, 2005
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding	58,600	58,600	57,624	57,624
Effect of common stock equivalents	—	—	—	1,192

	58,600	58,600	57,624	58,816

4. Comprehensive (Loss) Income
Comprehensive (loss) income includes net (loss) income and foreign currency translation adjustments that are excluded from net (loss) income and reflected in stockholders’ equity.
The following table sets forth the calculation of comprehensive (loss) income for the three months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended
	June 30,
	2006	2005
Net (loss) income	$(1,728)	$1,613
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment, net of taxes	213	(418)

Comprehensive (loss) income	$(1,515)	$1,195

5. Stock-Based Compensation
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
During the three months ended June 30, 2006, 125,700 restricted shares were granted under the 2004 LTIP, which will vest at the end of a three year period.
During the three months ended June 30, 2006, the Company granted a total of 188,186 performance based options under the 2004 LTIP, which vest at the end of a three year period or earlier based on achievement of established annual performance targets through March 31, 2009.
1997 Stock Plan
The 1997 Stock Plan provides for the grant of incentive or non-statutory stock options to employees, including officers and directors, and non-statutory options only to non-employee directors and consultants of the Company. A total of 12,500,000 shares have been reserved for issuance under the 1997 Stock Plan. The incentive stock options will be granted at not less than fair market value of the stock on the date of grant. The options generally vest over one to four years and have a maximum term of ten years.
1997 Director Option Plan
The 1997 Director Option Plan provides for automatic grants of non-statutory stock options to non-employee directors on the date such person becomes a director and on the date he or she is re-elected as a director. This plan also provides for automatic option grants to the chairmen of committees of the Board of Directors. In July 2005, the Board of Directors suspended the 1997 Director Option Plan, as a result of which no options will be issued under this plan following the suspension unless and until specifically authorized by the Board. The suspension of this plan does not constitute a final termination of this plan and does not have any impact on options issued and outstanding under the plan.
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
Prior to April 1, 2006, the Company accounted for its stock-based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (“ABP 25”), “Accounting for Stock Issued to Employees”, and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” No expense associated with employee stock options was recognized prior to April 1, 2006 as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Stock-based compensation expense was recorded during fiscal 2006 related to the Company’s restricted stock awards and performance based option awards. Restricted stock awards were valued based on the quoted fair market value of the stock on the date of grant and recorded as deferred compensation, a reduction of stockholders’ equity. The deferred compensation was amortized to expense over the vesting periods on a straight line basis. The Company’s performance based options were considered a variable award under APB 25 as the number of shares the employee could earn under the option program is contingent on the Company meeting certain financial measurements. APB 25 required compensation expense under the performance based options to be remeasured at intrinsic value until the performance targets are achieved and the number of options the employee earned is known. This variable accounting treatment resulted in the recording of deferred compensation and compensation expense based on the intrinsic value of the performance based options at each reporting period.
Effective April 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), “Share-Based Payments” using the modified prospective transition method. Under the modified prospective transition method, compensation cost recognized on or after April 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted on or after April 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123(R). Prior period results have not been restated. The Company previously presented deferred compensation as a separate component of stockholder’s equity for its restricted stock awards and performance based option awards. In accordance with the provisions of SFAS 123(R), upon adoption, the Company reclassified the balance in deferred compensation to additional paid-in capital on its accompanying condensed consolidated balance sheet related to these awards.
The Company recorded stock option compensation cost of $601,000 during the three months ended June 30, 2006, which consisted of expense related to employee stock options of $462,000, expense related to the employee stock purchase plan of $69,000, expense related to restricted stock awards of $61,000 and expense related to performance based options of $9,000. The fair value of restricted stock is determined based on the number of shares granted and the quoted price of our common stock. Compensation expense for restricted stock awards is charged to earnings on a straight-line basis over the three-year restriction period. The fair value of performance based option awards is determined using the Black-Scholes valuation model. For performance based options, compensation expense is recorded using the accelerated attribution method based on the Company’s initial estimate of the number of awards expected to be earned through the attainment of certain performance targets. The number of awards expected to be earned will be adjusted in subsequent reporting periods if actual experience indicates that either fewer or more options will be earned. Compensation expense ultimately will be recognized only for those awards actually earned. In addition, the Company records compensation expense related to its time-based employee stock options and employee stock purchase plan using the accelerated attribution method.
SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeiture rates used for the three months ended June 30, 2006 for the Company’s equity awards are based on the Company’s historical forfeiture rate experience. In the pro forma information required under SFAS 123 for the periods prior to fiscal 2007, forfeitures were accounted for as they occurred.
The following table shows the effect of the Company’s adoption of SFAS 123(R) on selected line items of the accompanying financial statements for the three months ended June 30, 2006 (in thousands, except per share amounts):

Impact of SFAS
123(R) Adoption
Operating loss	$601
Loss before income taxes	$601
Net loss	$601
Basic net loss per share	$0.01
Diluted net loss per share	$0.01

Net cash used in operating activities	$—
Net cash used in financing activities	$—
The following disclosure shows what the Company’s net earnings and earnings per share would have been using the fair value compensation model under SFAS 123(R) for the three months ended June 30, 2005 (in thousands, except per share amounts):

Three Months
Ended
June 30, 2005
Net income as reported	$1,613

Add: Total stock-based compensation expense included in reported net income	—
Deduct: Total stock-based compensation expense determined under fair-value based method for all awards	(868)

Pro forma net income in accordance with SFAS No. 123(R)	$745

Basic net income per share:
As reported	$0.03

Pro forma	$0.01

Diluted net income per share:
As reported	$0.03

Pro forma	$0.01

A summary of changes in options outstanding for the period ended June 30, 2006 is as follows:

		Weighted	Weighted Average	Aggregate
	Options	Average	Remaining	Intrinsic
	Outstanding	Exercise Price	Contractual Term	Value
Balances at March 31, 2006	9,494,293	$2.88
Options granted	1,719,750	$3.35
Options forfeited	(69,999)	$2.01
Options exercised	(67,069)	$1.64

Balances at June 30, 2006	11,076,975	$2.96	7.00	4,875,438

Vested or expected to vest at June 30, 2006	9,760,195	$2.98	0.45	4,534,959

Exercisable at June 30, 2006	6,125,840	$3.25	5.65	2,840,074

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended June 30, 2006 and 2005:

	June 30,
	2006	2005
Dividend yield	0%	0%
Expected volatility	50%	65%
Risk free interest rate	4.98%	3.71%
Expected life	3 years	3 years
The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period generally commensurate with the expected estimated life of each respective grant. Historical data is also used to estimate the term that options are expected to be outstanding and the forfeiture rate of options granted. The risk-free interest rate is based on the U.S. Treasury yield curve rates with a term approximating the expected term. Using these assumptions, the weighted average fair values of the stock options granted during the three months ended June 30, 2006 and 2005 are $1.38 and $1.22, respectively. Options with graded vesting are valued using the accelerated attribution method, with each vesting tranche treated as a separate award. The total value of the award is expensed on a ratable basis over the vesting period for each award. During the three months ended June 30, 2006 and June 30, 2005, the Company issued 67,069 and 70,330 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the three months ended June 30, 2006 and 2005 based on market value at the exercise dates was $81,000 and $59,000, respectively. As of June 30, 2006, unrecognized compensation cost related to unvested stock option awards totaled $2.5 million, net of expected forfeitures, and is expected to be recognized over a weighted average period of 1.6 years.
The Company also awarded shares of restricted stock under its stock incentive plan. A summary of changes in unvested shares of restricted stock for the period ended June 30, 2006 is as follows:

	Number of	Grant Date
	Shares	Fair Value
Outstanding, unvested at April 1, 2006	237,207	$2.37
Granted	125,700	$3.35
Vested	—	$—
Forfeited	—	$—

Outstanding, unvested at June 30, 2006	362,907	$2.71

As of June 30, 2006, unrecognized compensation expense related to unvested restricted stock awards totaled $791,000 and is expected to be recognized over a weighted average period of 2.3 years.
6. Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of the Interpretation on its financial statements.
In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The adoption of the provisions of SFAS No. 154 did not have an impact on the results of operations or financial condition of the Company.
On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” The Company adopted Statement 123(R) on April 1, 2006. Note 5 to the condensed consolidated financial statements in this quarterly report includes the discussion on the Company’s adoption of SFAS 123(R) and the related financial statement impact.
7. Income Taxes
The benefit for income taxes for the three months ended June 30, 2006 is attributable to adjustments to the withholding of income taxes on revenues generated from foreign countries and for adjustments to international tax reserves. At June 30, 2006, the Company had net operating losses totaling approximately $65.8 million, inclusive of results for the three months ended June 30, 2006, to carry forward which, subject to certain limitations as discussed below, may be used to offset future income for U.S. federal income tax purposes through 2026.

The Company has determined that utilization of the net operating losses and credits is subject to annual limitations due to a greater than 50% change in the Company’s ownership during the three-year period ending in fiscal year 2005, under the “change in ownership” provisions of Section 382 of the Internal Revenue Code and similar state provisions. These limitations may result in the expiration of net operating losses and credits before utilization.
8. Restricted Cash
At June 30, 2006, the Company maintained cash deposits of approximately $5.7 million in support of six standby letters of credit and collateral for a mortgage. These deposits are classified as restricted cash, of which $2.7 million is included in current assets and the balance of $3.0 million in non-current assets. The letters of credit require the Company to maintain corresponding compensating balances up to the amounts of the letters of credit. A total of $4.6 million in restricted cash should be released in increments of $2.3 million each in both December 2006 and May 2008, relative to the expiration of letters of credit supporting a performance bond and the Company’s leased facilities in San Francisco, California, respectively. A $0.6 million certificate of deposit, used as collateral for the Company’s $11.5 million mortgage note payable on its Columbia, South Carolina property, will be released in April 2008.
9. Segment Information and Geographic Data
The Company operates in one reportable segment, service delivery management (“SDM”), and sells software and services offerings to enable the three principal components of SDM: asset management, customer management and field service management. Neither the acquisition of Indus Utility Systems, Inc. (“IUS”), formerly SCT Utility Systems, Inc., nor the acquisition of Wishbone Systems. Inc. (“Wishbone”) resulted in a new business segment for the Company.
Geographic revenue information for the three-month periods ended June 30, 2006 and 2005 is based on customer location, and is shown in thousands. Long-lived asset information is based on the physical location of the assets.

	Three Months Ended
	June 30,
	2006	2005
Revenue (based on customer location):
North America	$24,539	$27,418
Europe, Middle East and Africa	2,582	4,404
Asia Pacific, including Japan	648	1,799

Total consolidated revenue	$27,769	$33,621

	June 30,	March 31,
	2006	2006
Long-lived assets:
North America	$25,664	$26,557
Others	411	433

Total consolidated long-lived assets	$26,075	$26,990

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
License and hosting agreements with customers generally contain infringement indemnity provisions. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with patent, copyright, trademark or trade secret infringement claims made by third parties with respect to the customer’s authorized use of our products and services. The indemnity provisions generally provide for the Company to control defense and settlement and cover costs and damages finally awarded against the customer. The indemnity provisions also generally provide that if the Company’s products infringe, or in the Company’s opinion it is likely that they will be found to infringe, on the rights of a third-party, the Company will, at its option and expense, procure the right to use the infringing product, modify the product so it is no longer infringing, or return the product for a partial refund that reflects the reasonable value of prior use. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations. The Company accounts for these indemnity obligations in accordance with SFAS No. 5, “Accounting for Contingencies,” and records a liability for these obligations when a loss is probable and reasonably estimable. The Company has not recorded any liabilities for these arrangements as of June 30, 2006.
Services agreements with customers may also contain indemnity provisions for death, personal injury or property damage caused by the Company’s personnel or contractors in the course of performing services to customers. Under these agreements, the Company generally agrees to indemnify, defend and hold harmless the customer in connection with death, personal injury and property damage claims made by third parties with respect to actions of the Company’s personnel or contractors. These indemnity provisions generally provide for the Company’s control of defense and settlement and cover costs and damages finally awarded against the customer. The indemnity obligations contained in services agreements generally have no specified expiration date and no specified monetary limitation on the amount of award covered. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations and estimates the fair value of these potential obligations to be nominal. Accordingly, no liabilities have been recorded for these agreements as of June 30, 2006.
Some services agreements require the Company to maintain performance bonds as security for the performance of the Company’s obligations under those agreements. Some of the performance bonds require cash to be restricted as collateral. The obligations to maintain these bonds typically expire either at a date specified in the applicable contract or upon the performance of the Company’s obligations. Due to the Company’s historical experience of successful software implementations, the Company has no significant history of payment under these types of bonds. The Company has not recorded any liabilities for these arrangements as of June 30, 2006.
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

12. Goodwill and Acquisition-Related Intangible Assets
Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is not amortized, but in accordance with SFAS No. 142, is subject to annual impairment testing, and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the asset below its carrying amount. For purposes of its goodwill impairment testing, the Company considers itself to be a single reporting unit and assesses goodwill impairment on an enterprise-wide level. The impairment test is performed on a consolidated basis and compares the Company’s market capitalization (reporting unit fair value) to its outstanding equity (reporting unit carrying value). In accordance with the recommended provisions of SFAS No. 142, the Company utilizes its closing stock price as reported on the Nasdaq Global Market on the date of the impairment test in order to compute market capitalization. The Company has designated December 31 as the annual date for impairment testing.
The Company has recorded goodwill of $0.4 million associated with the acquisition of IUS and $7.0 million associated with the acquisition of Wishbone. The Company performed its impairment test as of December 31, 2005, and concluded that no impairment of goodwill existed since the fair value exceeded the carrying value. During the three months ended June 30, 2006, the Company noted that no indicators of impairment existed and as a result, no impairment losses were recorded.
Acquisition-related intangible assets are stated at cost less accumulated amortization, and include values for developed technology, customer base, contracts and trade names. Acquired technology is being amortized over the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. Other intangible assets are being amortized on a straight-line basis over a period of two to fifteen years. Total amortization expense for intangible assets was $358,000 and $369,000 for the three months ended June 30, 2006 and 2005, respectively, and is included in general and administrative expense in the accompanying condensed consolidated statements of operations.
Acquisition-related intangible assets consist of the following (in thousands):

June 30,
2006
Acquired trademarks	$730
Acquired technology	2,870
Acquired contracts and customer base	10,920

Total acquired intangible assets	14,520
Less accumulated amortization	(5,812)

Net intangible assets	$8,708

The remaining weighted-average amortization period on all acquired intangible assets is approximately ten years. Trademarks and technology have a remaining weighted-average amortization period of approximately two years and contracts and customer base have a remaining weighted-average amortization period of approximately eleven years. The Company expects future amortization expense from acquired intangible assets as of June 30, 2006 to be as follows (in thousands):

2007 (remainder of fiscal year)	$1,074
2008	1,383
2009	814
2010	657
2011	657
Thereafter	4,123

$8,708

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
The Company capitalized certain internal and external development costs related to the internationalization of its products to Asian markets of $7.7 million through March 31, 2004. The product became generally available for sale in the first quarter of fiscal 2005 and the related capitalized software development costs became subject to amortization. These costs are amortized to cost of software license fees based on the greater of the amount computed using (a) the ratio that current gross revenues for the product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining economic life of the product including the period reported on. Amortization expense recorded for the three months ended June 30, 2006 and 2005 was $313,000 for each period and is included in “Cost of revenue: software license fees” in the accompanying condensed consolidated statements of operations. No additional software development costs have been capitalized during fiscal 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
In addition to historical information, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect management’s current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of phrases and expressions such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will” or other similar words or phrases. These statements, which speak only as of the date given, are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our expectations or projections. These risks include, but are not limited to, projected growth in the emerging service delivery management market, market acceptance of our service delivery management strategy, current market conditions for our products and services, the capital spending environment generally, our ability to achieve growth in our Asset Suite, Customer Suite and Service Suite offerings, market acceptance and the success of our new products and enhancements and upgrades to our existing products, the success of our product development strategy, our competitive position, the ability to establish and retain partnership arrangements, our ability to develop our indirect sales channels, changes in our executive management team, uncertainty relating to and the management of personnel changes, risks related to international operations, including our ability to succeed in Japan, timely development and introduction of new products, releases and product enhancements, heightened security and war or terrorist acts in countries of the world that affect our business, and other risks identified in Item 1A of Part II — “Risk Factors,” beginning on page 24. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.
Overview
Indus International, Inc. (the “Company” or “Indus”) develops, licenses, implements, supports, and hosts service delivery management (“SDM”) solutions, which help clients in a broad array of industries optimize the management of their customers, assets, workforce, spare parts inventory, tools and documentation in order to maximize performance and customer satisfaction while reducing operating expenses. The Company’s solutions are comprised of three distinct suites: Customer Suite, Asset Suite and Service Suite. Customer Suite, originating from the March 2003 acquisition of Indus Utility Systems, Inc. (“IUS”), formerly SCT Utility Systems, Inc., provides the functionality for energy and utility customers to optimize customer-facing activities, encompassing call center, customer information tracking, billing, and accounts receivable functions. Asset Suite supports organizations’ operations and maintenance workforce, inventory management and procurement professionals, safety and compliance engineers, and other decision-making personnel affected by asset care decisions throughout the enterprise. Service Suite, originating from the January 2004 acquisition of Wishbone Systems, Inc. (“Wishbone”), provides resource optimization enabling customers to dispatch resources with all the required tools, information, and parts at the promised time, optimizing schedules based on customer or asset demands, travel times, service level agreements, technician skills requirements, and internal costs. Other complementary solutions include mobile computing, enterprise asset integration tools, sophisticated search capabilities, data warehousing products, and integration to leading ERP products for financial and human resources functions. Through its acquisitions, the Company is able to offer a comprehensive suite of SDM solutions to its customers.
Our SDM solutions also include consulting, training and educational services, and customer support, hosting and outsourcing services. Also offered are comprehensive implementation programs, strategic consulting, training and education solutions, and three-tiered customer maintenance and support plans.
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
The Company has identified the following policies as critical to the Company’s business operations and the understanding of the Company’s results of operations. Senior management has discussed the development and selection of these policies and the disclosures below with the Audit Committee of the Board of Directors. For a detailed discussion of the application of these and other accounting policies, see the Notes to Consolidated Financial Statements contained within the Company’s 2006 Annual Report on Form 10-K, as filed with the SEC.
Revenue Recognition:
The Company’s revenue arises from two sources: (a) the sale of licenses to use our software products; and (b) the delivery of customer support, outsourcing, hosting, implementation, consulting, training and education services related to our software products. Revenue recognition rules for software companies are very complex, often subject to interpretation, and continue to evolve. Very specific and detailed guidelines in measuring revenue are followed by the Company; however, certain judgments affect the application of the Company’s revenue policy. On occasion, the Company is unable to recognize software license revenue in the period an order is received due to the requirements of the applicable accounting standards, the judgments involved and contractual provisions in response to customer demands. Delays in the timing and amount of revenue recognition for software license fees have caused volatility in the Company’s financial results. At June 30, 2006, the Company did not have significant software license revenues in deferred revenue as the criteria for revenue recognition was met during the first quarter of fiscal 2007.
Software license fee revenue is recognized when a non-cancelable license agreement becomes effective as evidenced by a signed contract, product delivery, a fixed or determinable license fee and probability of collection. If the license fee is not fixed or determinable, revenue is recognized as payments become due from the customer. In arrangements that include rights to multiple software products and/or services, the total arrangement fee is allocated among each of the deliverables using the residual method, under which revenue is allocated to undelivered elements based on vendor-specific objective evidence (“VSOE”) of fair value of such undelivered elements and the residual amounts of revenue are allocated to delivered elements. Elements included in multiple element arrangements may consist of software products, maintenance (which includes customer support services and unspecified upgrades), hosting implementation and/or consulting services. VSOE is determined on the basis of prices generally charged when an element is sold separately or, in the case of an element not yet sold separately, the price established by authorized management if it is probable that the price, once established, will not change when the element is sold separately. To determine VSOE of fair value for implementation and/or consulting services and for maintenance services, the Company performs testing quarterly based on the Company’s prices charged when an element is sold separately. With respect to implementation and/or consulting services, management evaluates the service rates for services sold to all customers in the most recent twelve months to determine the fair value of such services. With respect to maintenance services, management evaluates the renewal rates charged to customers each quarter to confirm that the fees charged in the initial agreement are consistent with the renewal rates charged to other customers. The Company’s renewal rates are stated in the agreement with each customer, and customers generally renew at the stated rates. If a license arrangement includes any discounts on professional services or maintenance services from the fair values determined by such quarterly tests, then the amount of the discount is deferred from the license fee stated in the contract and recognized as services revenue as the services are performed. If VSOE does not exist for an undelivered element, the total arrangement fee will be recognized as revenue ratably over the life of the contract. During fiscal 2006 and through the first quarter of fiscal 2007, VSOE existed for all agreements, and no revenues were deferred for this reason.
Revenue from consulting and implementation services is, in general, time and material based and recognized as the work is performed. Delays in project implementation will result in delays in revenue recognition. Some professional consulting services involve fixed-price and/or fixed-time arrangements and are recognized using contract accounting, which requires the accurate estimation of the cost, scope and duration of each engagement. Revenue for these projects is recognized on a proportional performance basis, with progress-to-completion measured by using specific milestones, usually labor unit inputs, with revisions to estimates reflected in the period in which changes become known. If the Company does not accurately estimate the resources required or the scope of work to be performed, or does not manage its projects properly within the planned periods of time or satisfy its obligations under the contracts, then future consulting margins on these projects may be negatively affected or losses on existing contracts may need to be recognized. Although the Company has a good history of successful services performance, occasional deviations from the significant estimates required for larger services engagements, particularly those with fixed-price arrangements, could cause volatility in the Company’s financial results.
Revenue from customer support services is recognized ratably over the term of the support contract, typically one year. Revenue from outsourcing and hosting services is recognized based upon contractually agreed upon rates per user or service, over a contractually defined time period.
Accounts Receivable and Allowance for Doubtful Accounts:
The Company maintains an allowance for doubtful accounts for estimated accounts receivable losses resulting from the inability or failure of its customers to make required payments. This allowance is formula-based, supplemented by an evaluation of specific accounts where there may be collectibility risk. If the methodology the Company uses to calculate this allowance does not properly reflect future collections, revenue could be overstated or understated. On an ongoing basis, the Company evaluates the collectibility of accounts receivable based upon historical collections and an assessment of the collectibility of specific accounts. The Company evaluates the collectibility of specific accounts using a combination of factors, including the age of the outstanding balance(s), evaluation of the account’s financial condition, recent payment history, and discussions with the Company’s account executive for the specific customer. Based upon this evaluation of collectibility, any increase or decrease required in the allowance for doubtful accounts is reflected in the period in which the evaluation indicates that a change is necessary. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts was $892,000 as of June 30, 2006 and $1,134,000 as of March 31, 2006. The decrease is primarily attributable to a decrease in the outstanding balance of accounts receivable that are over 120 days from date of invoice.
The Company generates a significant portion of revenues and corresponding accounts receivable from sales to the utility industry. As of June 30, 2006, approximately $12.2 million, or 69%, of the Company’s gross accounts receivable were attributable to software license fees and services sales to utility customers. In determining the Company’s allowance for doubtful accounts, the Company has considered the financial condition of the utility industry as a whole, as well as the financial condition of individual utility customers.
Revenue from sales denominated in currencies other than the U.S. Dollar resulted in approximately $5.6 million of the Company’s June 30, 2006 gross accounts receivable, of which approximately $1.5 million was denominated in British pounds, $1.4 million was denominated in Canadian dollars and approximately $1.2 million was denominated in Australian dollars. Historically, the foreign currency gains and losses on these receivables have not been significant, and the Company has determined that foreign currency derivative products are not required to hedge the Company’s exposure. If the value of the U.S. Dollar significantly increased versus one or more foreign currencies, the U.S. Dollar equivalents received from the non-U.S. Dollar receivables could be significantly less than the June 30, 2006 reported amount.
Valuation of Intangible Assets and Goodwill:
The acquisition of IUS in March 2003 and Wishbone in January 2004 resulted in the recording of goodwill, which represents the excess of the purchase price over the fair value of assets acquired, as well as other definite-lived intangible assets.

Under present accounting rules (SFAS No. 142), goodwill is no longer subject to amortization; instead it is subject to impairment testing criteria. Other acquired definite-lived intangible assets are being amortized over their estimated useful lives. For purposes of its goodwill impairment testing, the Company considers itself to be a single reporting unit and assesses goodwill impairment on an enterprise-wide level. The impairment test is performed on a consolidated basis and compares the Company’s market capitalization (reporting unit fair value) to its outstanding equity (reporting unit carrying value). In accordance with the recommended provisions of SFAS No. 142, the Company utilizes its closing stock price as reported on the Nasdaq Global Market on the date of the impairment test in order to compute market capitalization. The Company has designated December 31 as the annual date for impairment testing.
The Company performed its annual impairment test as of December 31, 2005 and concluded that no impairment of goodwill existed since the fair value of the Company’s reporting unit exceeded its carrying value. No material events have occurred, nor circumstances changed subsequent to December 31, 2005, that would reduce the Company’s fair value below its carrying value. The Company will continue to test for impairment on an annual basis or on an interim basis if events occur or circumstances change that would indicate the possibility of impairment. The impairment review may require an analysis of future projections and assumptions about the Company’s operating performance. If such a review indicates that the assets are impaired, an expense would be recorded for the amount of the impairment, and the corresponding impaired assets would be reduced in carrying value. Differences in the identification of reporting units and the use of valuation techniques can result in materially different evaluations of impairment.
Restructuring:
The Company recorded restructuring costs of $16,000 and $43,000 for the three months ended June 30, 2006 and 2005, respectively, all of which were related to accretion on existing lease obligations recorded in prior business restructuring activities.
At June 30, 2006, a total of $4.5 million remains in the current and long-term restructuring accruals for restructuring initiatives, all of which relates to excess lease costs associated with subleasing certain floors of the Company’s office space in San Francisco, California. These floors were vacated relative to (1) the Company’s headquarters relocation from San Francisco to Atlanta, Georgia and (2) further floor space reductions due to business consolidation. Restructuring charges relative to the business consolidation have been recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No. 112, “Employer’s Accounting for Postemployment Benefits.”
The restructuring accruals remaining as of June 30, 2006 are included in the Condensed Consolidated Financial Statements in “Accrued liabilities” for amounts due within one year and “Other liabilities” for amounts due after one year.
Stock-based Compensation:
On April 1, 2006, the Company implemented the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments” (“SFAS 123(R)”), using the modified prospective transition method. SFAS 123(R) requires companies to recognize the cost for employee services received in exchange for awards of equity instruments based upon the grant-date fair value of those awards. Using the modified prospective transition method of adopting SFAS 123(R), the Company began recognizing compensation expense for equity-based awards granted after April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R), plus unvested awards granted prior to April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Under this method of implementation, no restatement of prior periods has been made.
For the three months ended June 30, 2006, we recognized stock compensation expense totaling $601,000 as a result of adopting SFAS 123(R) effective April 1, 2006. As a result of adopting SFAS 123(R), the Company’s net loss for the three months ended June 30, 2006 is $531,000 greater than if it had continued to account for share-based compensation under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Basic and diluted loss per share for the three months ended June 30, 2006 is $0.01 per share more than if the Company had continued to account for share-based compensation under APB 25. Prior to our adoption of

SFAS 123(R), we applied the intrinsic value method set forth in APB 25 to calculate the compensation expense for stock-based awards. Historically, our general policy was to set the exercise price for our stock options equal to the market value on the grant date. As a result, the options had no intrinsic value on their grant dates, and we did not record any compensation expense. For the three months ended June 30, 2005, the Company would have recognized approximately $868,000 in expense for equity-based awards under SFAS 123(R).
The fair value of options granted is estimated on the date of the grant using the Black Scholes option pricing model based on certain assumptions, including the expected term of the option, the expected volatility of the price of the underlying share for the expected term of the option, the expected dividends on the underlying share for the expected term, the risk-free interest rate for the expected term of the option and the estimated option forfeiture rate. In our pro forma information required under SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred. The weighted-average grant-date fair value of options granted during the three months ended June 30, 2006 and 2005 was $1.38 and $1.22, respectively. We recognize compensation cost for awards with graded vesting using the accelerated attribution method, with each vesting tranche treated as a separate award. At June 30, 2006, the unamortized compensation cost related to stock option awards totaled $2.5 million, net of estimated forfeitures, which is expected to be recognized over a weighted-average period of 1.6 years.
Consolidated Results of Operations
Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
Revenue

	Three Months Ended		%
	6/30/2006	6/30/2005	Change
	(Unaudited)
	(In thousands)
Software license fees	$2,646	$6,603	(59.9%)
Percentage of total revenue	9.5%	19.6%

Support, outsourcing and hosting	14,787	14,285	3.5%
Percentage of total revenue	53.3%	42.5%

Consulting, training and other	10,336	12,733	(18.8%)
Percentage of total revenue	37.2%	37.9%

Total revenue	$27,769	$33,621

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
Software license fees: Software license fees decreased 59.9% to $2.6 million in the three months ended June 30, 2006. The decrease in software license fees is attributable to a handful of license agreements that did not close as anticipated in the first quarter of fiscal 2007 due to customer delays in the sales cycle.
Support, outsourcing and hosting: Support, outsourcing and hosting revenue increased 3.5% to $14.8 million in the three months ended June 30, 2006. The increase in support, outsourcing and hosting revenues is attributable to customer support services agreements sold with new sales of software in prior periods and growth in hosting revenue.
Consulting, training and other: Consulting, training and other revenue decreased 18.8% to $10.3 million in the three months ended June 30, 2006. Customer delays in the sales cycles, which have reduced software license fees in the past two consecutive quarters, has contributed to lower consulting, training and other revenues as the related services engagements are similarly delayed. The Company continues to utilize third party systems integrators and certified business partners in its delivery of consulting, training and other services in order to provide greater business scalability and the potential introduction into more opportunities for sales of its software products.
Cost of Revenue

	Three Months Ended		%
	6/30/2006	6/30/2005	Change
	(Unaudited)
	(In thousands)
Cost of software license fees	$444	$680	(34.7%)
Percentage of software license revenue	16.8%	10.3%

Cost of support, outsourcing and hosting	3,514	3,452	1.8%
Percentage of support, outsourcing and hosting revenue	23.8%	24.2%

Cost of consulting, training and other	8,707	9,291	(6.3%)
Percentage of consulting, training and other revenue	84.2%	73.0%

Total cost of revenue	$12,665	$13,423

Cost of revenue consists of (a) amortization of the costs associated with internally developed software, (b) amounts paid to third parties for inclusion of their products in the Company’s software, (c) personnel, data maintenance and related costs for customer support, hosting and outsourcing services, and (d) personnel and related costs for consulting and training services.
Cost of software license fees: Cost of software license fees decreased 34.7% in the three months ended June 30, 2006. This decrease is attributable to lower software license fees in the first quarter of fiscal 2007 as compared to the same quarter of fiscal 2006.
Cost of services revenue — customer support, outsourcing and hosting: Cost of customer support, outsourcing and hosting increased 1.8% in the three months ended June 30, 2006 due to increased hosting costs based on the growth in hosting customers.
Cost of services revenue — consulting, training and other: Cost of consulting, training and other services decreased 6.3% in the three months ended June 30, 2006. The same period of the prior year reflected more engagements for such services and higher utilization of billable personnel. During the quarter ended June 30, 2006, the Company experienced lower utilization of billable personnel due to delays in certain service projects resulting from delays in license sales.

Operating Expenses

	Three Months Ended		%
	6/30/2006	6/30/2005	Change
	(Unaudited)
	(In thousands)
Research and development	$6,557	$7,836	(16.3%)
Percentage of total revenue	23.6%	23.3%

Sales and marketing	6,863	6,942	(1.1%)
Percentage of total revenue	24.7%	20.6%

General and administrative	3,716	3,804	(2.3%)
Percentage of total revenue	13.4%	11.3%

Restructuring expense	16	43	(62.8%)
Percentage of total revenue	0.1%	0.1%

Total operating expense	$17,152	$18,625

Research and development: Research and development expenses include personnel and related costs, both internal and offshore, third party consultant fees and computer processing costs, all directly attributable to the development of new software products and enhancements to existing products. The 16.3% reduction in research and development expenses in the three months ended June 30, 2006 is attributable to streamlined development and quality assurance processes and reduced use of contract personnel in research and development associated with the completion of key development efforts.
Sales and marketing: Sales and marketing expenses include personnel and related costs, sales commissions, and the costs of advertising, public relations, and participation in industry conferences and trade shows. The 1.1% reduction in sales and marketing expenses in the three months ended June 30, 2006 is attributable to continued focus on cost containment and more efficient allocation of resources.
General and administrative: General and administrative expenses include the costs of finance, legal, human resources and administrative operations. The 2.3% decrease in general and administrative expenses in the three months ended June 30, 2006 is principally attributable to lower accounting and legal fees during that period, which also reflects continued focus on cost containment.
Restructuring expenses: The Company recorded $16,000 in restructuring costs in the three months ended June 30, 2006, which reflects quarterly accretion on existing lease obligations recorded in prior business restructuring activities.

Interest Income (Expense), Other Income and (Benefit) Provision for Income Taxes

	Three Months Ended		%
	6/30/2006	6/30/2005	Change
	(Unaudited)
	(In thousands)
Interest income (expense), net	$208	$(20)	>100%
Percentage of total revenue	0.7%	(0.1%)

Other income, net	70	76	(7.9%)
Percentage of total revenue	0.3%	0.2%

(Benefit) provision for income taxes	(42)	16	>100%
Percentage of total revenue	(0.2%)	0.0%
Interest income (expense), net: Net interest income (expense) arises from interest expense on a mortgage note payable and interest income generated from the Company’s invested cash balances. The increase in net interest income for the three months ended June 30, 2006 is the result of higher interest returns from the Company’s cash balances.
Other income, net: Other income, net is primarily attributable to rental income from the Company’s leased office space in Columbia, South Carolina, partially offset by foreign exchange fluctuations. Lease income (net of lease expenses) was $110,000 in the first quarter of fiscal 2007. None of this office space was under lease arrangements during the first quarter of fiscal 2006. Foreign exchange losses were $41,000 in the three months ended June 30, 2006 as compared to foreign exchange gains of $62,000 for the same period of 2005. Foreign exchange losses reflect the increase in the value of the U.S. Dollar and its impact on the Company’s non-U.S. subsidiaries holding U.S. dollar cash and receivable balances and the revaluation of certain intercompany balances between the parent company and one of its international subsidiaries
(Benefit) provision for income taxes: Income taxes include federal, state and foreign income taxes. The income tax benefit recorded in the three months ended June 30, 2006 is attributable to adjustments to withholding taxes on revenues generated from foreign countries and for adjustments to international tax reserves. As of June 30, 2006, the Company has significant net operating losses that can be carried forward to offset taxable income that may arise in the future. However, the Company has determined that utilization of the net operating losses is subject to annual limitations under Section 382 of the Internal Revenue Code.
Liquidity and Capital Resources
As of June 30, 2006, the Company’s principal sources of liquidity consisted of approximately $33.2 million in cash and cash equivalents and $5.7 million in short and long-term restricted cash. The Company used $4.0 million in cash from operations for the three months ended June 30, 2006, decreasing cash and cash equivalents by $4.0 million and decreasing short-term restricted cash by $0.1 million as of June 30, 2006 as compared March 31, 2006.
During the three months ended June 30, 2006:
•	Cash of $4.0 million was used in operating activities. Operating losses of $1.7 million and lower license revenues were the principal reasons for the decline in cash during the three months ending June 30, 2006. Days’ sales outstanding (“DSO”) increased from 58 days at March 31, 2006 to 76 days at June 30, 2006. Furthermore, management bonuses, tied to prior fiscal year performance, and payments on obligations from prior restructuring activities contributed to the decline in the cash balance during the first quarter of fiscal 2007.

•	Cash of $0.2 million was used in investing activities with $0.3 million for capital expenditures, which consist principally of purchases of computers, equipment and technology. Capital expenditures have been reduced to a level to ensure consistency in operations and customer success. This cash outflow was offset by a decrease in restricted cash of $0.1 million.

•	Cash of $16,000 was used in financing activities, which includes debt payments of $0.3 million and proceeds from stock option exercises of $0.3 million.
Commitments Under Prior Restructuring Activities:
During the three months ended June 30, 2006, the Company made $0.6 million in payments on obligations from prior restructuring activities. Future payments for these prior restructuring activities are projected to be $1.8 million for the remainder of fiscal 2007, $2.2 million for fiscal year 2008, and $0.5 million for fiscal year 2009, for an aggregate total of $4.5 million.
Restricted Cash:
At June 30, 2006, the Company maintained cash deposits of approximately $5.7 million in support of standby letters of credit and collateral for a mortgage. These deposits are classified as restricted cash, of which $2.7 million is included in current assets and the balance of $3.0 million in non-current assets. The letters of credit require the Company to maintain corresponding compensating balances up to the amounts of the letters of credit. A total of $4.6 million in restricted cash should be released in increments of $2.3 million each in both December 2006 and May 2008, relative to the expiration of letters of credit supporting a performance bond and the Company’s leased facilities in San Francisco, California, respectively. A $0.6 million certificate of deposit, used as collateral for the Company’s $11.5 million mortgage note payable on its Columbia, South Carolina property, will be released in April 2008.
Acquisition financing:
The purchase price of the March 2003 IUS acquisition approximated $35.8 million (inclusive of $1.0 million in direct acquisition expenses paid with the Company’s existing cash balances), which the Company financed with approximately $24.8 million from a private placement of the Company’s common stock and convertible notes and a $10.0 million promissory note. The $10.0 million promissory note was paid in full on September 5, 2003 with the proceeds from an $11.5 million note secured by certain real property located in Columbia, South Carolina. This note bears interest at an annual rate of 6.5% and is payable in monthly installments of principal and interest (determined on a 15-year amortization) through October 1, 2008, at which time the remaining principal balance of $7.7 million is due and payable. As of June 30, 2006, the principal balance remaining was approximately $9.3 million. The Company may extend the maturity date at that time for one additional five year term at a variable rate of interest.
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
Cash Analysis:
The Company believes that its existing cash, cash equivalents and marketable securities, together with anticipated cash flows from operations, will be sufficient to meet its cash requirements for at least the next 12 months. During the first half of fiscal 2005, the Company implemented significant business restructuring plans to better align its resources with its strategic initiatives and improve on-going profitability and cash flows from operations. The Company began to realize the financial benefits from these restructuring activities in the second half of fiscal 2006, and continues to realize the financial benefits. The Company believes it will continue to realize financial benefits from its restructuring activities in the forms of profitability and cash flows from operations but cannot assure investors that it will be profitable and cash flow positive on a quarterly basis. If necessary, the Company is also prepared to adjust its usage of cash and cash equivalents, as called for by its internal business plans, to align with actual business conditions.
The foregoing statement regarding the Company’s expectations for continued liquidity is a forward-looking statement, and actual results may differ materially depending on a variety of factors, including variable operating results, continued operating losses, presently unexpected uses of cash and the factors discussed under Item 1A of Part II, “Risk Factors.”
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Foreign Exchange Rate Sensitivity:
The Company provides services to customers primarily in the United States, Europe, Asia Pacific and elsewhere throughout the world. As a result, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Sales are primarily made in U.S. Dollars; however, as the Company continues to expand its operations, more contracts may be denominated in Australian and Canadian Dollars, Pound Sterling, Euros and Japanese Yen. A strengthening of the U.S. Dollar could make the Company’s products less competitive in foreign markets. A hypothetical 5% unfavorable foreign currency exchange move versus the U.S. Dollar, across all foreign currencies, would adversely affect the net fair value of foreign denominated cash, cash equivalents and investment financial instruments by approximately $0.5 million at June 30, 2006.
Interest Rates:
The Company’s cash investments carry a degree of interest risk. Floating rate returns may produce less income than expected if interest rates fall. Our future interest income may fall short due to changes in interest rates. A hypothetical 10% reduction in the interest rate earned could lead to a reduction in annual interest income of approximately $120,000 based on the average cash balance during the first quarter of fiscal 2007.
The Company did not experience any material changes in market risk in the first quarter of fiscal 2007.
ITEM 4. CONTROLS AND PROCEDURES
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
Evaluation of Disclosure Controls and Procedures:
The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in its reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of the CEO and CFO of the Company, has performed an evaluation of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2006. Based on that evaluation, the CEO and CFO of the Company concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006.
Changes in Internal Control Over Financial Reporting:
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
Inherent Limitations on Effectiveness of Controls:
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
Our operating results have fluctuated in the past and may continue to fluctuate significantly from quarter-to-quarter, which could negatively affect our results of operations and our stock price.

Our operating results have fluctuated in the past and may fluctuate significantly in the future. Our operating results may fluctuate from quarter-to-quarter and may be negatively affected as a result of a number of factors, including:
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
From time to time, we may acquire new products, launch new products, and release enhancements or upgrades to existing products. For example, in December 2004, we released a new product called the Indus Asset Suite, which incorporates the key capabilities of our legacy PassPort and InsiteEE product lines. The Indus Asset Suite includes the Indus Foundation Architecture, or IFA, our new services-oriented architecture, and a new user interface. In 2006 we released a new product called Real-time Performance Management, which is a data warehouse and business intelligence solution designed to help clients drive improvements across their asset, field service and customer service operations. There can be no assurance that these or any other new or enhanced products will be sold successfully or that they can achieve market acceptance. Our future success with these products and other next generation products will depend on our ability to accurately determine the functionality and features required by our customers, as well as the ability to enhance and integrate our products and deliver them in a timely manner. We cannot predict the present and future size of the potential market for our next generation of products, and we may incur substantial costs to enhance, modify and integrate our products and services in order to meet the demands of this potential market.
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
During fiscal 2005 and fiscal 2006, a substantial portion of our software license sales were to existing customers. This reflects our strategy to license our service delivery management solutions to our installed base of customers. However, in the future we believe we will need to grow the percentage of our software license sales that are made to new customers because those sales typically generate more new services and maintenance revenue. If we are not able to grow our software license sales to new customers, it will impair our ability to grow our business and achieve profitability.
As a result of our lengthy sales cycle and the large size of our typical orders from new customers, any delays we experience in closing sales will affect our operating results.
The purchase of our software products, particularly the Asset Suite and the Customer Suite, generally involves a significant commitment of capital over a long period of time by a customer. There are inherent risks of delays frequently associated with large capital expenditures procedures within an organization, such as budgetary constraints and internal approval reviews. These risks can be exacerbated when the purchase of our software is part of larger project within an organization. During the sales process, we may devote significant time and resources to a prospective customer, including costs associated with multiple site visits, product demonstrations and feasibility studies, and experience significant delays over which we will have no control. Any such delays in the execution of orders have caused, and may in the future cause, material fluctuations in our operating results.
Our ability to use our net operating loss carryforwards to reduce future consolidated taxable income will be subject to annual limitations under U.S. tax rules, which could have a negative effect on financial results in future periods.
As of June 30, 2006, we had net operating loss carryforwards of approximately $65.8 million available for federal income tax purposes. Such carryforwards may be used to reduce consolidated taxable income, if any, in future years. These net operating loss carryforwards begin to expire in the year 2012. We have determined, upon the advice and analysis of our tax experts, that utilization of these net operating loss carryforwards will be subject to annual limitations under the provisions of Section 382 of the Internal Revenue Code due to changes in our ownership. These annual limitations may cause us to be in a tax payment position in future years, which could have a negative effect on financial results. Depending on the amount and timing of any taxable income, these annual limitations may also hinder our ability to utilize all of the net operating loss carryforwards before they expire.

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
We believe that our future growth will depend, in part, on developing and maintaining successful strategic relationships or partnerships with systems integrators and other technology companies. One of our strategies is to increase the number of customers served through these indirect channels. If we are not able to successfully partner with qualified systems integrators and other technology companies, it could adversely affect our results of operations. Because lower unit prices are often charged on sales made through indirect channels, increased indirect sales could reduce our average selling prices and result in lower gross margins. As indirect sales increase, our direct contact with our customer base could decrease, and we may have more difficulty accurately forecasting sales, evaluating customer satisfaction and recognizing emerging customer requirements. In addition, sales of our products through indirect channels may reduce our service revenues, as the third-party systems integrators reselling our products provide these services. Further, when third-party integrators install our products and train customers to use our products, it could result in incorrect product installation, failure to properly train the customer, or general failure of an integrator to satisfy the customer, any of which could have a negative effect on our relationship with the integrator and the customer. Such problems could damage our reputation and the reputation of our products and services. In addition, we may face additional competition from these systems integrators and third-party software providers who develop, acquire or market products competitive with our products.

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
If we are unable to achieve profitability and positive operating cash flow in future quarters, our business and long-term prospects may be harmed.
In the prior years, we have generated net losses and negative cash flow from operations. For example, we generated a net loss of $12.0 million and $6.1 million in the fiscal years ended March 31, 2004 and 2005, respectively, and used cash of $3.4 million and provided cash of $1.3 million in operating activities during the same periods. Although we were profitable and cash flow positive in the second half of fiscal 2005 and all four quarters of fiscal 2006, we generated a net loss and reduced cash in the first quarter of fiscal 2007. If we are unable to achieve and maintain profitability and positive cash flow from operations in future quarters, it will negatively affect our capacity to implement our business strategy and may require us to take actions in the short-term that will impair the long-term prospects of our business. If we are unable to achieve and maintain profitability and positive cash flow from operations in future quarters, it may also result in liquidity problems and impair our ability to finance our continuing business operations on terms that are acceptable to us. Further, we may need to enter into financing transactions that are dilutive to our stockholders’ equity ownership in our Company.
We have experienced significant change in our executive management team and our board of directors, and the current executive management team and board have only recently begun to work together.
We have experienced significant change in our executive management team and our board of directors. In January 2006, Arthur Beckman was promoted to Executive Vice President and Chief Technology Officer. In October 2005, Patrick Henn joined the Company as Executive Vice President and Chief Financial Officer. We appointed Joseph Trino as Executive Vice President of Corporate Strategy in January 2005. Gregory Dukat was promoted to Chief Executive Officer and John Gregg was promoted to Executive Vice President of Field Operations in February 2004. Furthermore, we have experienced significant change in our board of directors as four of our current seven board members have been on the board less than twenty-four months. The current executive management team and the board of directors have only recently begun to work together, and they may be unable to integrate and work effectively as a team. There are no assurances that we will be able to motivate and retain the current executive management team or that they will be able to work together effectively. There are also no assurances that there will not be further turnover on our board of directors. If we lose any member of our executive management team or they are unable to work together effectively, or if there is further board turnover, our business, operations and financial results could be adversely affected.
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

In recent years we have acquired IUS and Wishbone, and we evaluate acquisition opportunities from time to time. All acquisitions involve specific risks. Some of these risks include:
•	the assumption of unanticipated liabilities and contingencies;

•	diversion of our management’s attention;

•	inability to achieve market acceptance of acquired products; and

•	possible reduction of our reported asset values and earnings because of:
•	goodwill impairment;

•	increased interest costs;

•	issuances of additional securities or debt; and

•	difficulties in integrating acquired businesses and assets.
As we grow and attempt to integrate any business and assets that we may acquire, we can give no assurance that we will be able to:
•	properly maintain and take advantage of the business or value of any acquired business or assets;

•	identify suitable acquisition candidates;

•	complete any additional acquisitions; or

•	integrate any acquired businesses or assets into our operations.
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
The industries in which we participate are characterized by rapid technological change, evolving industry standards in computer hardware and software technology, changes in customer requirements and frequent new product introductions and enhancements. The introduction of products embodying new technologies, the emergence of new standards or changes in customer requirements could render our existing products obsolete and unmarketable. As a result, our success will depend in part upon our ability to enhance and integrate our existing software products, expand our products through development or acquisition, and introduce new products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve customer acceptance. For example, in January 2005 Indus announced the release of IFA, a common architectural platform for all of our applications. IFA is a convergent technology strategy that provides common tools across all Indus suites to deliver a common interface and software platform. There can be no assurance that IFA, or any future enhancements to or integrations of existing products, or any new products developed or acquired by us will achieve customer acceptance or will adequately address the changing needs of the marketplace. There can also be no assurance that we will be successful in developing, acquiring and marketing new products or enhancements to our existing products that incorporate new technology on a timely basis.
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
We have made significant investments in the Japanese market as part of our license arrangements with Tokyo Electric Power Company (“TEPCO”) and Electric Power Development Company. These investments include resources to localize our asset management products for Japan and establishing a regional office in Tokyo. As of June 30, 2006, we had $3.4 million of unamortized capitalized software resulting from our efforts to localize our asset management products for Japan. We cannot be sure that we will succeed in Japan due to the cost and difficulty we have encountered localizing our products in Japan, the cost of maintaining operations in Japan, and cultural differences in the conduct of business, including higher customer expectations and demands. Also, TEPCO is a significant source of revenue and referrals for new customers in Japan. If we are not able to maintain a good customer relationship with TEPCO, it will impact our revenue in Japan and our ability to grow license sales in Japan. If we are not successful in Japan, we may not be able to grow our revenue and we could have to write-off some portion of our capitalized software, which could have a negative effect on our operating results and financial condition.
If we are unable to expand our international operations, our operating results and financial condition could be materially and adversely affected.

International revenue (from sales outside the United States) accounted for approximately 24% of our total revenue for the fiscal year ended March 31, 2005, 21% of our total revenue for the fiscal year ended March 31, 2006, and 16% of our total revenue for the three months ended June 30, 2006. We maintain an operational presence and have established support offices in the United Kingdom, Australia, France and Japan. We expect international sales to continue to be a material component of our business. However, there can be no assurance that we will be able to maintain or increase international market demand for our products. In addition, international expansion may require us to localize products in additional countries, establish additional foreign operations and hire additional personnel. This may require significant management attention and financial resources and could adversely affect our operating margins. To the extent we are unable to expand foreign operations in a timely or cost-effective manner, our growth, if any, in international sales will be limited, and our business, operating results and financial condition could be materially and adversely affected.
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
Over the last several years we have undertaken several internal restructuring initiatives. For example, in the fiscal year ended March 31, 2005, the Company restructured business activities by eliminating approximately 140 positions and consolidating office space in Atlanta, Georgia and San Francisco, California, wherein certain functions were transferred from these locations to Company-owned office buildings in Columbia, South Carolina. These types of internal restructurings have operational risks, including reduced productivity and lack of focus as we terminate some employees and assign new tasks and provide training to other employees. In addition, there can be no assurance that we will achieve the anticipated cost savings from these restructurings and any failure to achieve the anticipated cost savings could cause our financial results to fall short of expectations and adversely affect our financial position.
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
Product liability claims made by our customers, whether successful or not, could be costly to defend and could harm our business.
The sale and support of our products entails the risk of product liability claims. Our license agreements typically contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in such license agreements may not be effective as a result of federal, state or local laws or ordinances or unfavorable judicial decisions. A successful product liability claim brought against us relating to our products or third-party software embedded in our products could have a material adverse effect upon our business, operating results and financial condition.
We maintain performance bonds, directly and indirectly, in accordance with certain customer contracts, some of which are collateralized by letters of credit supported by restricted cash. A failed implementation or a significant software malfunction leading to payment under one or more of these bonds, could adversely affect our liquidity.
Anti-takeover provisions in our charter documents and under Delaware law could prevent or delay a change in control of our company, even if a change of control would be beneficial to our stockholders.
Provisions of our Amended and Restated Certificate of Incorporation and By-Laws, as well as provisions of Delaware law, could discourage, delay or prevent an acquisition or other change in control of our company, even if a change in control would be beneficial to our stockholders. These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors and take other corporate actions. As a result, these provisions could limit the price that investors are willing to pay in the future for shares of our common stock. These provisions might also discourage a potential acquisition proposal or tender offer, even if the acquisition proposal or tender offer is at a price above the then current market price for our common stock.
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
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The following exhibits are filed or furnished herewith or are incorporated by reference.

Exhibit
Number	Description
10.1	Form of Indus International, Inc. Fiscal 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006)
10.2	Amendment to Change of Control Severance Agreement dated as of May 9, 2006 by and between the Registrant and Gregory J. Dukat (incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006)
10.3	Amendment to Change of Control Severance Agreement dated as of May 9, 2006 by and between the Registrant and Patrick M. Henn (incorporated by reference to Exhibit 10.26 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006)
10.4	Amendment to Change of Control Severance Agreement dated as of May 9, 2006 by and between the Registrant and John D. Gregg (incorporated by reference to Exhibit 10.30 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006)
10.5	Amendment to Change of Control Severance Agreement dated as of May 9, 2006 by and between the Registrant and Joseph T. Trino (incorporated by reference to Exhibit 10.34 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006
10.6	Amendment to Change of Control Severance Agreement dated as of May 9, 2006 by and between the Registrant and Arthur W. Beckman (incorporated by reference to Exhibit 10.38 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006)
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO
32.1	Section 1350 Certification of CEO *
32.2	Section 1350 Certification of CFO *

*	This exhibit is furnished to the Securities and Exchange Commission and is not deemed to be filed with the Securities and Exchange Commission as part of this report.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDUS INTERNATIONAL, INC. (Registrant)
Date: August 8, 2006
/s/ Patrick M. Henn
Patrick M. Henn
Executive Vice President and Chief Financial Officer (Principal Financial & Accounting Officer)