Form 10-Q
period 2006-09-30
INDUS INTERNATIONAL INC
filed 2006-11-09
CIK 1041333

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of November 7, 2006, the Registrant had outstanding 59,224,189 shares of Common Stock, $.001 par value.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INDUS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2006	March 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,759	$37,165
Restricted cash	2,857	2,793
Billed accounts receivable, net of allowance for doubtful accounts of $763 at September 30, 2006 and $1,134 at March 31, 2006	15,200	14,020
Unbilled accounts receivable	5,724	6,257
Other current assets	3,590	3,683

Total current assets	61,130	63,918
Property and equipment, net	25,895	26,990
Capitalized software, net	3,134	3,760
Goodwill	7,442	7,442
Acquired intangible assets, net	8,350	9,066
Restricted cash, non-current	2,850	2,976
Other assets	645	681

Total assets	$109,446	$114,833

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$767	$767
Accounts payable	4,285	3,836
Accrued liabilities	13,327	14,050
Deferred revenue	27,034	30,234

Total current liabilities	45,413	48,887
Income tax payable	2,683	2,553
Note payable, net of current portion	8,379	8,763
Other liabilities	3,206	4,549
Stockholders’ equity:
Common stock	59	59
Additional paid-in capital	164,567	163,218
Deferred compensation	—	(480)
Accumulated deficit	(115,439)	(113,142)
Accumulated other comprehensive income	578	426

Total stockholders’ equity	49,765	50,081

Total liabilities and stockholders’ equity	$109,446	$114,833

See accompanying notes.

INDUS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue:
Software license fees	$3,791	$6,190	$6,437	$12,793
Services:
Support, outsourcing and hosting	15,515	14,779	30,302	29,064
Consulting, training and other	8,675	11,889	19,011	24,621

Total services	24,190	26,668	49,313	53,685

Total revenue	27,981	32,858	55,750	66,478

Cost of revenue:
Software license fees	423	298	866	978
Services:
Support, outsourcing and hosting	3,642	3,583	7,156	7,035
Consulting, training and other	7,458	9,627	16,165	18,918

Total services	11,100	13,210	23,321	25,953

Total cost of revenue	11,523	13,508	24,187	26,931

Gross margin	16,458	19,350	31,563	39,547

Operating expenses:
Research and development	6,723	7,377	13,281	15,213
Sales and marketing	7,051	6,473	13,914	13,415
General and administrative	3,607	3,945	7,323	7,748
Restructuring expenses	16	41	32	84

Total operating expenses	17,397	17,836	34,550	36,460

(Loss) income from operations	(939)	1,514	(2,987)	3,087
Interest and other income, net	360	80	638	136

(Loss) income before income taxes	(579)	1,594	(2,349)	3,223
(Benefit) provision for income taxes	(10)	12	(52)	28

Net (loss) income	$(569)	$1,582	$(2,297)	$3,195

Net (loss) income per share:
Basic	$(0 01)	$0 03	$(0 04)	$0 06

Diluted	$(0 01)	$0 03	$(0 04)	$0 05

Shares used in computing per share data:
Basic	58,751	57,821	58,676	57,687
Diluted	58,751	59,532	58,676	59,192
See accompanying notes.

INDUS INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$(2,297)	$3,195
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,782	4,635
Stock compensation	1,481	—
Changes in operating assets and liabilities:
Billed account sreceivable	(859)	2,241
Unbilled accounts receivable	610	3,437
Other current assets	137	(113)
Other accrued liabilities	(2,246)	(5,206)
Deferred revenue	(3,488)	(3,124)
Other operating assets and liabilities	627	381

Net cash (used in) provided by operating activities	(2,253)	5,446

Cash flows from investing activities:
Decrease (increase) in restricted cash	71	(43)
Acquisition of property and equipment	(1,031)	(784)

Net cash used in investing activities	(960)	(827)

Cash flows from financing activities:
Payments of note payable and capital leases	(671)	(652)
Proceeds from issuance of common stock	349	948

Net cash (used in) provided by financing activities	(322)	296

Effect of exchange rate differences on cash	129	(265)

Net (decrease) increase in cash and cash equivalents	(3,406)	4,650
Cash and cash equivalents at beginning of period	37,165	27,779

Cash and cash equivalents at end of period	$33,759	$32,429

See accompanying notes.

INDUS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial information has been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission’s (“SEC”) rules and regulations. In the opinion of management, these condensed consolidated financial statements contain all normal adjustments considered necessary for a fair presentation of the financial position at September 30, 2006, the results of operations for the three and six-month periods ended September 30, 2006 and 2005 and changes in cash flows for the six-month periods ended September 30, 2006 and 2005. The condensed consolidated balance sheet at March 31, 2006 has been derived from the audited consolidated financial statements at that date.
These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended March 31, 2006 that are included in the Company’s 2006 Annual Report on Form 10-K as filed with the SEC. The consolidated results of operations for the three and six months ended September 30, 2006 are not necessarily indicative of the results to be expected for any subsequent quarter or period, or for the entire fiscal year ending March 31, 2007.
2. Restructuring Expenses
The Company recorded restructuring costs of $32,000 and $84,000 for the six months ended September 30, 2006 and 2005, respectively, all of which were related to accretion on existing lease obligations recorded in prior business restructuring activities.
At September 30, 2006, a total of $4.0 million remains in the current and long-term restructuring accruals for restructuring initiatives, all of which relates to excess lease costs associated with subleasing certain floors of the Company’s office space in San Francisco, California. These floors were vacated relative to (1) the Company’s headquarters relocation from San Francisco to Atlanta, Georgia and (2) further floor space reductions due to business consolidation. Restructuring charges relative to the business consolidation have been recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No. 112, “Employer’s Accounting for Postemployment Benefits.”
The restructuring accruals remaining as of September 30, 2006 are included in the Condensed Consolidated Financial Statements in “Accrued liabilities” for amounts due within one year and “Other liabilities” for amounts due after one year.

Below is an analysis of the outstanding restructuring accruals (in thousands):
Company headquarters relocation:

Facilities
Balance at March 31, 2006	$4,094

Payments in Q1 2007	(469)
Accruals in Q1 2007	9
Balance at June 30, 2006	$3,634

Payments in Q2 2007	(469)
Accruals in Q2 2007	9

Balance at September 30, 2006	$3,174

Office and business consolidation:

Facilities
Balance at March 31, 2006	$1,006

Payments in Q1 2007	(146)
Accruals in Q1 2007	7

Balance at June 30, 2006	$867

Payments in Q2 2007	(95)
Accruals in Q2 2007	7

Balance at September 30, 2006	$779

3. Earnings per Share
Basic earnings per share is computed using net (loss) income and the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed using net (loss) income and the weighted average number of outstanding common shares and dilutive common stock equivalents during each period.
As of September 30, 2006 and 2005, stock options to purchase an aggregate of 10.5 million and 10.3 million shares, respectively, were outstanding. The Company has excluded all outstanding stock options to purchase common stock from the calculation of diluted earnings per share at September 30, 2006 because all such securities are antidilutive. As of September 30, 2005, 6.6 million of the outstanding options were not included in the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares during the period.
The calculations of the weighted average number of shares outstanding for the three and six months ended September 30, 2006 and 2005 are as follows (in thousands):

	Three Months Ended		Three Months Ended
	September 30, 2006		September 30, 2005
	Basic	Diluted	Basic	Diluted
	(in thousands)		(in thousands)
Weighted average shares outstanding	58,751	58,751	57,821	57,821
Effect of common stock equivalents	—	—	—	1,711

	58,751	58,751	57,821	59,532

	Six Months Ended		Six Months Ended
	September 30, 2006		September 30, 2005
	Basic	Diluted	Basic	Diluted
	(in thousands)		(in thousands)
Weighted average shares outstanding	58,676	58,676	57,687	57,687
Effect of common stock equivalents	—	—	—	1,505

	58,676	58,676	57,687	59,192

4. Comprehensive (Loss) Income
Comprehensive (loss) income includes net (loss) income and foreign currency translation adjustments that are excluded from net (loss) income and reflected in stockholders’ equity.
The following table sets forth the calculation of comprehensive (loss) income for the three and six months ended September 30, 2006 and 2005, respectively (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net (loss) income	$(569)	$1,582	$(2,297)	$3,195
Other comprehensive (loss) income, net of taxes:	—
Foreign currency translation adjustment, net of taxes	(60)	81	153	(337)

Comprehensive (loss) income	$(629)	$1,663	$(2,144)	$2,858

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
During the six months ended September 30, 2006, 125,700 restricted shares were granted under the 2004 LTIP, which will vest at the end of a three year period.
During the six months ended September 30, 2006, the Company granted a total of 188,186 performance based options under the 2004 LTIP, which vest at the end of a three year period or earlier based on achievement of established annual performance targets through March 31, 2009.

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

The Company recorded stock option compensation cost of $880,000 during the three months ended September 30, 2006, which consisted of expense related to employee stock options of $762,000, expense related to the employee stock purchase plan of $35,000, expense related to restricted stock awards of $74,000 and expense related to performance based options of $9,000. The Company recorded stock option compensation cost of $1.5 million during the six months ended September 30, 2006, which consisted of expense related to employee stock options of $1.2 million, expense related to the employee stock purchase plan of $104,000, expense related to restricted stock awards of $134,000 and expense related to performance based options of $19,000. The fair value of restricted stock is determined based on the number of shares granted and the quoted price of our common stock. Compensation expense for restricted stock awards is charged to earnings on a straight-line basis over the three-year restriction period. The fair value of performance based option awards is determined using the Black-Scholes valuation model. For performance based options, compensation expense is recorded using the accelerated attribution method based on the Company’s initial estimate of the number of awards expected to be earned through the attainment of certain performance targets. The number of awards expected to be earned will be adjusted in subsequent reporting periods if actual experience indicates that either fewer or more options will be earned. Compensation expense ultimately will be recognized only for those awards actually earned. In addition, the Company records compensation expense related to its time-based employee stock options and employee stock purchase plan using the accelerated attribution method.
SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeiture rates used for the three and six months ended September 30, 2006 for the Company’s equity awards are based on the Company’s historical forfeiture rate experience. In the pro forma information required under SFAS 123 for the periods prior to fiscal 2007, forfeitures were accounted for as they occurred.
The following table shows the net decrease effect of the Company’s adoption of SFAS 123(R) on selected line items of the accompanying financial statements for the three and six months ended September 30, 2006 (in thousands, except per share amounts):

	Three Months	Six Months
	Ended	Ended
	September 30, 2006	September 30, 2006
Operating loss	$880	$1,481
Loss before income taxes	$880	$1,481
Net loss	$880	$1,481
Basic net loss per share	$0.01	$0.01
Diluted net loss per share	$0.01	$0.01

Net cash used in operating activities	$—	$—
Net cash used in financing activities	$—	$—
The following disclosure shows what the Company’s net earnings and earnings per share would have been using the fair value compensation model under SFAS 123(R) for the three and six months ended September 30, 2005 (in thousands, except per share amounts):

	Three Months	Six Months
	Ended	Ended
	September 30, 2005	September 30, 2005
Net income as reported	$1,582	$3,195

Add: Total stock-based compensation expense included in reported net income	54	54
Deduct: Total stock-based compensation expense determined under fair-value based method for all awards	(591)	(1,400)

Pro forma net income in accordance with SFAS No. 123(R)	$1,045	$1,849

Basic net income per share:
As reported	$0.03	$0.06

Pro forma	$0.02	$0.03

Diluted net income per share:
As reported	$0.03	$0.05

Pro forma	$0.02	$0.03

A summary of changes in options outstanding for the period ended September 30, 2006 is as follows:

		Weighted	Weighted Average	Aggregate
	Options	Average	Remaining	Intrinsic
	Outstanding	Exercise Price	Contractual Term	Value
Balances at March 31, 2006	9,380,776	$2.85
Options granted	1,719,750	$3.35
Options forfeited	(504,548)	$3.31
Options exercised	(95,869)	$1.64

Balances at September 30, 2006	10,500,109	$2.92	6.96	$3,593,283

Vested or expected to vest at September 30, 2006	9,516,273	$2.93	0.41	$3,443,054

Exercisable at September 30, 2006	6,096,563	$3.07	5.82	$2,644,312

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the six months ended September 30, 2006 and 2005:

	September 30,
	2006	2005
Dividend yield	0%	0%
Expected volatility	50%	65%
Risk free interest rate	4.98%	3.72%
Expected life	4 years	4 years
The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period generally commensurate with the expected estimated life of each respective grant. Historical data is also used to estimate the term that options are expected to be outstanding and represents the expected life from the option vest date. Forfeiture rate of options granted is based on historical forfeiture rates. The risk-free interest rate is based on the U.S. Treasury yield curve rates with a term approximating the expected term. Using these assumptions, the weighted average fair values of the stock options granted during the six months ended September 30, 2006 and 2005 are $1.66 and $1.22, respectively. Options with graded vesting are valued using the accelerated attribution method, with each vesting tranche treated as a separate award. The total value of the award is expensed on a ratable basis over the vesting period for each award. During the six months ended September 30, 2006 and 2005, the Company issued 95,869 and 194,697 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the six months ended September 30, 2006 and 2005 based on market value at the exercise dates was $102,000 and $167,000, respectively. As of September 30, 2006, unrecognized compensation cost related to unvested stock option awards totaled $2.2 million, net of expected forfeitures, and is expected to be recognized over a weighted average period of 1.6 years.
The Company also awarded shares of restricted stock under its stock incentive plan. A summary of changes in unvested shares of restricted stock for the period ended September 30, 2006 is as follows:

	Number of	Grant Date
	Shares	Fair Value
Outstanding, unvested at April 1, 2006	237,207	$2.37
Granted	125,700	$3.35
Vested	—	$—
Forfeited	—	$—

Outstanding, unvested at September 30, 2006	362,907	$2.71

As of September 30, 2006, unrecognized compensation expense related to unvested restricted stock awards totaled $709,000 and is expected to be recognized over a weighted average period of 2.1 years.
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
7. Income Taxes
The benefit for income taxes for the three and six months ended September 30, 2006 is attributable to adjustments to the withholding of income taxes on revenues generated from foreign countries and for adjustments to international tax reserves. At September 30, 2006, the Company had net operating losses totaling approximately $66.6 million, inclusive of results for the six months ended September 30, 2006, to carry forward which, subject to certain limitations as discussed below, may be used to offset future income for U.S. federal income tax purposes through 2026.

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
8. Restricted Cash
At September 30, 2006, the Company maintained cash deposits of approximately $5.7 million in support of six standby letters of credit and collateral for a mortgage. These deposits are classified as restricted cash, of which $2.9 million is included in current assets and the balance of $2.8 million in non-current assets. The letters of credit require the Company to maintain corresponding compensating balances up to the amounts of the letters of credit. A total of $4.6 million in restricted cash should be released in increments of $2.3 million each in both December 2006 and May 2008, relative to the expiration of letters of credit supporting a performance bond and the Company’s leased facilities in San Francisco, California, respectively. A $0.6 million certificate of deposit, used as collateral for the Company’s $11.5 million mortgage note payable on its Columbia, South Carolina property, will be released in April 2008.
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
Geographic revenue information for the three and six month periods ended September 30, 2006 and 2005 is based on customer location, and is shown in thousands. Long-lived asset information is based on the physical location of the assets.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue (based on customer location):
North America	$23,528	$28,157	$48,067	$55,575
Europe, Middle East and Africa	3,272	2,912	5,854	7,316
Asia Pacific, including Japan	1,181	1,789	1,829	3,587

Total consolidated revenue	$27,981	$32,858	$55,750	$66,478

	September 30,	March 31,
	2006	2006
Long-lived assets:
North America	$25,536	$26,557
Others	359	433

Total consolidated long-lived assets	$25,895	$26,990

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
License and hosting agreements with customers generally contain infringement indemnity provisions. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with patent, copyright, trademark or trade secret infringement claims made by third parties with respect to the customer’s authorized use of our products and services. The indemnity provisions generally provide for the Company to control defense and settlement and cover costs and damages finally awarded against the customer. The indemnity provisions also generally provide that if the Company’s products infringe, or in the Company’s opinion it is likely that they will be found to infringe, on the rights of a third-party, the Company will, at its option and expense, procure the right to use the infringing product, modify the product so it is no longer infringing, or return the product for a partial refund that reflects the reasonable value of prior use. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations. The Company accounts for these indemnity obligations in accordance with SFAS No. 5, “Accounting for Contingencies,” and records a liability for these obligations when a loss is probable and reasonably estimable. The Company has not recorded any liabilities for these arrangements as of September 30, 2006.
Services agreements with customers may also contain indemnity provisions for death, personal injury or property damage caused by the Company’s personnel or contractors in the course of performing services to customers. Under these agreements, the Company generally agrees to indemnify, defend and hold harmless the customer in connection with death, personal injury and property damage claims made by third parties with respect to actions of the Company’s personnel or contractors. These indemnity provisions generally provide for the Company’s control of defense and settlement and cover costs and damages finally awarded against the customer. The indemnity obligations contained in services agreements generally have no specified expiration date and no specified monetary limitation on the amount of award covered. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations and estimates the fair value of these potential obligations to be nominal. Accordingly, no liabilities have been recorded for these agreements as of September 30, 2006.
Some services agreements require the Company to maintain performance bonds as security for the performance of the Company’s obligations under those agreements. Some of the performance bonds require cash to be restricted as collateral. The obligations to maintain these bonds typically expire either at a date specified in the applicable contract or upon the performance of the Company’s obligations. Due to the Company’s historical experience of successful software implementations, the Company has no significant history of payment under these types of bonds. The Company has not recorded any liabilities for these arrangements as of September 30, 2006.
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
The Company has recorded goodwill of $0.4 million associated with the acquisition of IUS and $7.0 million associated with the acquisition of Wishbone. The Company performed its impairment test as of December 31, 2005, and concluded that no impairment of goodwill existed since the fair value exceeded the carrying value. During the three months ended September 30, 2006, the Company noted that no indicators of impairment existed and as a result, no impairment losses were recorded.
Acquisition-related intangible assets are stated at cost less accumulated amortization, and include values for developed technology, customer base, contracts and trade names. Acquired technology is being amortized over the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. Other intangible assets are being amortized on a straight-line basis over a period of two to fifteen years. Total amortization expense for intangible assets was $358,000 and $369,000 for the three months ended September 30, 2006 and 2005, respectively, and was $716,000 and $739,000 for the six months ended September 30, 2006 and 2005, respectively, and is included in general and administrative expense in the accompanying condensed consolidated statements of operations.
Acquisition-related intangible assets consist of the following (in thousands):

September 30,
2006
Acquired trademarks	$730
Acquired technology	2,870
Acquired contracts and customer base	10,920

Total acquired intangible assets	14,520
Less accumulated amortization	(6,170)

Net intangible assets	$8,350

The remaining weighted-average amortization period on all acquired intangible assets is approximately ten years. Trademarks and technology have a remaining weighted-average amortization period of approximately two years and contracts and customer base have a remaining weighted-average amortization period of approximately eleven years. The Company expects future amortization expense from acquired intangible assets as of September 30, 2006 to be as follows (in thousands):

2007 (remainder of fiscal year)	$1,074
2008	1,383
2009	814
2010	657
2011	657
Thereafter	3,765

$8,350

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
The Company capitalized certain internal and external development costs related to the internationalization of its products to Asian markets of $7.7 million through March 31, 2004. The product became generally available for sale in the first quarter of fiscal 2005 and the related capitalized software development costs became subject to amortization. These costs are amortized to cost of software license fees based on the greater of the amount computed using (a) the ratio that current gross revenues for the product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining economic life of the product including the period reported on. Amortization expense of $313,000 and $627,000 was recorded in the three and six months ended September 30, 2006, respectively, and is included in “Cost of revenue: software license fees” in the accompanying condensed consolidated statements of operations. No additional software development costs have been capitalized during fiscal 2006 and fiscal 2007.
14. Subsequent Event
On October 20, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Fortezza Iridium Holdings, Inc., a Delaware corporation and a subsidiary of Vista Equity Fund II, L.P., a private equity fund that invests primarily in technology companies (“Fortezza”), and Iridium Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Fortezza (“Sub”) pursuant to which Fortezza has agreed to acquire all of the outstanding equity interests of the Company.
In accordance with the Merger Agreement, Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Fortezza. The merger consideration will consist of an all-cash transaction at a price of $3.85 per share of Common Stock of the Company. Details of the Merger Agreement can be found in the Company’s Form 8-K filed with the Securities and Exchange Commission on October 23, 2006.
The transaction has been approved by the Company’s board of directors and is subject to stockholder approval, regulatory approvals and other customary closing conditions. The Company expects the transaction to close in the fourth quarter of calendar year 2006 or the first quarter of calendar year 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
In addition to historical information, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts, but rather reflect management’s current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of phrases and expressions such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will” or other similar words or phrases. These statements, which speak only as of the date given, are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our expectations or projections. These risks include, but are not limited to, projected growth in the emerging service delivery management market, market acceptance of our service delivery management strategy, current market conditions for our products and services, the capital spending environment generally, our ability to achieve growth in our Asset Suite, Customer Suite and Service Suite offerings, market acceptance and the success of our new products and enhancements and upgrades to our existing products, the success of our product development strategy, our competitive position, the ability to establish and retain partnership arrangements, our ability to develop our indirect sales channels, changes in our executive management team, uncertainty relating to and the management of personnel changes, risks related to international operations, including our ability to succeed in Japan, timely development and introduction of new products, releases and product enhancements, heightened security and war or terrorist acts in countries of the world that affect our business, the risk that the pending merger involving Fortezza and Sub may not be completed, which could negatively effect our stock price and other risks identified in Item 1A of Part II – “Risk Factors,” beginning on page 28. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.
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
Our SDM solutions also include consulting, training and educational services, and customer support, hosting and outsourcing services. Also offered are comprehensive implementation programs, strategic consulting, training and education solutions, and two-tiered customer maintenance and support plans.
On October 20, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Fortezza Iridium Holdings, Inc., a Delaware corporation and a subsidiary of Vista Equity Fund II, L.P. (“Fortezza”), and Iridium Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of

Fortezza (“Sub”) pursuant to which Fortezza has agreed to acquire all of the outstanding equity interests of the Company.
In accordance with the Merger Agreement, Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Fortezza. The merger consideration will consist of an all-cash transaction at a price of $3.85 per share of Common Stock of the Company. Details of the Merger Agreement can be found in the Company’s Form 8-K filed with the Securities and Exchange Commission on October 23, 2006.
The transaction has been approved by the Company’s board of directors and is subject to stockholder approval, regulatory approvals and other customary closing conditions. The Company expects the transaction to close in the fourth quarter of calendar year 2006 or the first quarter of calendar year 2007.
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
Revenue Recognition:
The Company’s revenue arises from two sources: (a) the sale of licenses to use our software products; and (b) the delivery of customer support, outsourcing, hosting, implementation, consulting, training and education services related to our software products. Revenue recognition rules for software companies are very complex, often subject to interpretation, and continue to evolve. Very specific and detailed guidelines in measuring revenue are followed by the Company; however, certain judgments affect the application of the Company’s revenue policy. On occasion, the Company is unable to recognize software license revenue in the period an order is received due to the requirements of the applicable accounting standards, the judgments involved and contractual provisions in response to customer demands. Delays in the timing and amount of revenue recognition for software license fees have caused volatility in the Company’s financial results. At September 30, 2006, the Company did not have significant software license revenues in deferred revenue as the criteria for revenue recognition was met during the second quarter of fiscal 2007.
Software license fee revenue is recognized when a non-cancelable license agreement becomes effective as evidenced by a signed contract, product delivery, a fixed or determinable license fee and probability of collection. If the license fee is not fixed or determinable, revenue is recognized as payments become due from the customer. In arrangements that include rights to multiple software products and/or services, the total arrangement fee is allocated among each of the deliverables using the residual method, under which revenue is allocated to undelivered elements based on vendor-specific objective evidence (“VSOE”) of fair value of such undelivered elements and the residual amounts of revenue are allocated to delivered elements. Elements included in multiple element arrangements may consist of software products, maintenance (which includes customer support services and unspecified upgrades), hosting implementation and/or consulting services. VSOE is determined on the basis of prices generally charged when an element is sold separately or, in the case of an element not yet sold separately, the price established by authorized management if it is probable that the price, once established, will not change when the element is sold separately. To determine VSOE of fair value for implementation and/or consulting services and for maintenance services, the Company performs testing quarterly based on the Company’s prices charged when an element is sold separately. With respect to implementation and/or consulting services, management evaluates the service rates for services sold to all customers in the most recent twelve months to determine the fair value of such services. With respect to maintenance services, management evaluates the renewal rates charged to customers each quarter to confirm that the fees charged in the initial agreement are consistent with the renewal rates charged to other customers. The Company’s renewal rates are stated in the agreement with each customer, and customers generally renew at the stated rates. If a license arrangement includes any discounts on professional services or maintenance services from the fair values determined by such quarterly tests, then the amount of the discount is deferred from the license fee stated in the contract and recognized as services revenue as the services are performed. If VSOE does not exist for an undelivered element, the total arrangement fee will be recognized as revenue ratably over the life of the contract. During fiscal 2006 and through the second quarter of fiscal 2007, VSOE existed for all agreements, and no revenues were deferred for this reason.
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
Accounts Receivable and Allowance for Doubtful Accounts:
The Company maintains an allowance for doubtful accounts for estimated accounts receivable losses resulting from the inability or failure of its customers to make required payments. This allowance is formula-based, supplemented by an evaluation of specific accounts where there may be collectibility risk. If the methodology the Company uses to calculate this allowance does not properly reflect future collections, revenue could be overstated or understated. On an ongoing basis, the Company evaluates the collectibility of accounts receivable based upon historical collections and an assessment of the collectibility of specific accounts. The Company evaluates the collectibility of specific accounts using a combination of factors, including the age of the outstanding balance(s), evaluation of the account’s financial condition, recent payment history, and discussions with the Company’s account executive for the specific customer. Based upon this evaluation of collectibility, any increase or decrease required in the allowance for doubtful accounts is reflected in the period in which the evaluation indicates that a change is necessary. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts was $763,000 as of September 30, 2006 and $1,134,000 as of March 31, 2006. The decrease is primarily attributable to a decrease in the outstanding balance of accounts receivable that are over 120 days from date of invoice.
The Company generates a significant portion of revenues and corresponding accounts receivable from sales to the utility industry. As of September 30, 2006, approximately $9.2 million, or 57%, of the Company’s gross accounts receivable were attributable to software license fees and services sales to utility customers. In determining the Company’s allowance for doubtful accounts, the Company has considered the financial condition of the utility industry as a whole, as well as the financial condition of individual utility customers.

Revenue from sales denominated in currencies other than the U.S. Dollar resulted in approximately $2.4 million of the Company’s September 30, 2006 gross accounts receivable, of which approximately $1.2 million was denominated in British pounds, approximately $0.5 million was denominated in Australian dollars and approximately $0.5 million was denominated in Euros. Historically, the foreign currency gains and losses on these receivables have not been significant, and the Company has determined that foreign currency derivative products are not required to hedge the Company’s exposure. If the value of the U.S. Dollar significantly increased versus one or more foreign currencies, the U.S. Dollar equivalents received from the non-U.S. Dollar receivables could be significantly less than the September 30, 2006 reported amount.
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
Restructuring:
The Company recorded restructuring costs of $32,000 and $84,000 for the six months ended September 30, 2006 and 2005, respectively, all of which were related to accretion on existing lease obligations recorded in prior business restructuring activities.
At September 30, 2006, a total of $4.0 million remains in the current and long-term restructuring accruals for restructuring initiatives, all of which relates to excess lease costs associated with subleasing certain floors of the Company’s office space in San Francisco, California. These floors were vacated relative to (1) the Company’s headquarters relocation from San Francisco to Atlanta, Georgia and (2) further floor space reductions due to business consolidation. Restructuring charges relative to the business consolidation have been recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No. 112, “Employer’s Accounting for Postemployment Benefits.”
The restructuring accruals remaining as of September 30, 2006 are included in the Condensed Consolidated Financial Statements in “Accrued liabilities” for amounts due within one year and “Other liabilities” for amounts due after one year.
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
For the three and six months ended September 30, 2006, we recognized stock compensation expense totaling $880,000 and $1.5 million, respectively, as a result of adopting SFAS 123(R) effective April 1, 2006. Due to the Company’s adoption of SFAS 123(R), our net loss for the three and six months ended September 30, 2006 is $797,000 and $1.3 million greater, respectively, than if it had continued to account for share-based compensation under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Basic and diluted loss per share for the three and six months ended September 30, 2006 is $0.01 per share more than if the Company had continued to account for share-based compensation under APB 25. Prior to our adoption of SFAS 123(R), we applied the intrinsic value method set forth in APB 25 to calculate the compensation expense for stock-based awards. Historically, our general policy was to set the exercise price for our stock options equal to the market value on the grant date. As a result, the options had no intrinsic value on their grant dates, and we did not record any compensation expense. For the three and six months ended September 30, 2005, the Company would have recognized approximately $591,000 and $1.4 million, respectively, in additional expense for equity-based awards under SFAS 123(R).
The fair value of options granted is estimated on the date of the grant using the Black Scholes option pricing model based on certain assumptions, including the expected term of the option, the expected volatility of the price of the underlying share for the expected term of the option, the expected dividends on the underlying share for the expected term, the risk-free interest rate for the expected term of the option and the estimated option forfeiture rate. In our pro forma information required under SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred. The weighted-average grant-date fair value of options granted during the six months ended September 30, 2006 and 2005 was $1.66 and $1.22, respectively. We recognize compensation cost for awards with graded vesting using the accelerated attribution method, with each vesting tranche treated as a separate award. At September 30, 2006, the unamortized compensation cost related to stock option awards totaled $2.2 million, net of estimated forfeitures, which is expected to be recognized over a weighted-average period of 1.6 years.
Consolidated Results of Operations
Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
Revenue

	Three Months Ended		%
	9/30/2006	9/30/2005	Change
	(Unaudited)
	(In thousands)
Software license fees	$3,791	$6,190	(38.8%)
Percentage of total revenue	13.6%	18.8%

Support, outsourcing and hosting	15,515	14,779	5.0%
Percentage of total revenue	55.4%	45.0%

Consulting, training and other	8,675	11,889	(27.0%)
Percentage of total revenue	31.0%	36.2%

Total revenue	$27,981	$32,858

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
Software license fees: Software license fees decreased 38.8% to $3.8 million in the three months ended September 30, 2006. The decrease in software license fees is attributable to certain license agreements that did not close as anticipated in the second quarter of fiscal 2007 due to customer delays in the sales cycle. Subsequent to September 30, 2006, we closed a multi-million dollar license transaction which had previously been delayed.
Support, outsourcing and hosting: Support, outsourcing and hosting revenue increased 5.0% to $15.5 million in the three months ended September 30, 2006. The increase in support, outsourcing and hosting revenues is attributable to customer support services agreements sold with new sales of software in prior periods and growth in hosting revenue.
Consulting, training and other: Consulting, training and other revenue decreased 27.0% to $8.7 million in the three months ended September 30, 2006. Customer delays in the sales cycles, which have reduced software license fees in the past three consecutive quarters, have contributed to lower consulting, training and other revenues as the related services engagements are similarly delayed. The Company continues to utilize third party systems integrators and certified business partners in its delivery of consulting, training and other services in order to provide greater business scalability and the potential introduction into more opportunities for sales of its software products.
Cost of Revenue

	Three Months Ended		%
	9/30/2006	9/30/2005	Change
	(Unaudited)
	(In thousands)
Cost of software license fees	$423	$298	41.9%
Percentage of software license revenue	11.2%	4.8%

Cost of support, outsourcing and hosting	3,642	3,583	1.6%
Percentage of support, outsourcing and hosting revenue	23.5%	24.2%

Cost of consulting, training and other	7,458	9,627	(22.5%)
Percentage of consulting, training and other revenue	86.0%	81.0%

Total cost of revenue	$11,523	$13,508

Cost of revenue consists of (a) amortization of the costs associated with internally developed software, (b) amounts paid to third parties for inclusion of their products in the Company’s software, (c) personnel, data maintenance and related costs for customer support, hosting and outsourcing services, and (d) personnel and related costs for consulting and training services.
Cost of software license fees: Cost of software license fees increased 41.9% in the three months ended September 30, 2006. This increase is attributable to a product mix in the second quarter of fiscal 2007 which included more third party products as compared to the same quarter of fiscal 2006.
Cost of services revenue — customer support, outsourcing and hosting: Cost of customer support, outsourcing and hosting increased 1.6% in the three months ended September 30, 2006 due to increased hosting costs based on the growth in hosting customers. The three months ended September 30, 2006 includes stock compensation expense of approximately $34,000 related to the Company’s adoption of SFAS 123(R) during fiscal 2007.

Cost of services revenue — consulting, training and other: Cost of consulting, training and other services decreased 22.5% in the three months ended September 30, 2006. The same period of the prior year reflected more engagements for such services and higher utilization of billable personnel. The reduction in costs is primarily due to lower personnel salaries and contractor costs. Costs as a percentage of professional services revenue increased to 86% in the quarter ended September 30, 2006 compared to 81% in the quarter ended September 30, 2005. During the quarter ended September 30, 2006, the Company experienced lower utilization of billable personnel due to delays in certain service projects resulting from delays in license sales. The three months ended September 30, 2006 includes stock compensation expense of approximately $79,000 related to the Company’s adoption of SFAS 123(R) during fiscal 2007.
Operating Expenses

	Three Months Ended		%
	9/30/2006	9/30/2005	Change
	(Unaudited)
	(In thousands)
Research and development	$6,723	$7,377	(8.9%)
Percentage of total revenue	24.0%	22.5%

Sales and marketing	7,051	6,473	8.9%
Percentage of total revenue	25.2%	19.7%

General and administrative	3,607	3,945	(8.6%)
Percentage of total revenue	12.9%	12.0%

Restructuring and settlement expense	16	41	(61.0%)
Percentage of total revenue	0.1%	0.1%

Total operating expense	$17,397	$17,836

Research and development: Research and development expenses include personnel and related costs, both internal and offshore, third party consultant fees and computer processing costs, all directly attributable to the development of new software products and enhancements to existing products. The 8.9% reduction in research and development expenses in the three months ended September 30, 2006 is attributable to streamlined development and quality assurance processes and reduced use of contract personnel in research and development associated with the completion of key development efforts. The three months ended September 30, 2006 includes stock compensation expense of approximately $137,000 related to the Company’s adoption of SFAS 123(R) during fiscal 2007.
Sales and marketing: Sales and marketing expenses include personnel and related costs, sales commissions, and the costs of advertising, public relations, and participation in industry conferences and trade shows. The 8.9% increase in sales and marketing expenses in the three months ended September 30, 2006 is primarily attributable to stock compensation expense of $227,000 related to the Company’s adoption of SFAS 123(R) during fiscal 2007.
General and administrative: General and administrative expenses include the costs of finance, legal, human resources and administrative operations. The 8.6% decrease in general and administrative expenses in the three months ended September 30, 2006 is principally attributable to continued cost containment. General and administrative expense for the three months ended September 30, 2006 includes approximately $240,000 in legal and accounting fees related to the Company’s pending transaction with Vista. The three months ended September 30, 2006 includes stock compensation expense of approximately $320,000 related to the Company’s adoption of SFAS 123(R) during fiscal 2007.
Restructuring expenses: The Company recorded $16,000 in restructuring costs in the three months ended September 30, 2006, which reflects quarterly accretion on existing lease obligations.

Interest Income (Expense), Other Income and (Benefit) Provision for Income Taxes

	Three Months Ended		%
	9/30/2006	9/30/2005	Change
	(Unaudited)
	(In thousands)
Interest income (expense,) net	$192	$(31)	> 100%
Percentage of total revenue	0.7%	(0.1%)

Other income, net	168	111	51.4%
Percentage of total revenue	0.6%	0.3%

(Benefit) provision for income taxes	(10)	12	> 100%
Percentage of total revenue	(0.0%)	0.0%
Interest income (expense), net: Net interest income (expense) arises from interest expense on a mortgage note payable and interest income generated from the Company’s invested cash balances. The increase in net interest income for the three months ended September 30, 2006 is the result of higher interest returns from the Company’s cash balances.
Other income, net: Other income, net is primarily attributable to rental income from the Company’s leased office space in Columbia, South Carolina, partially offset by foreign exchange fluctuations. Lease income (net of lease expenses) was $119,000 in the second quarter of fiscal 2007. None of this office space was under lease arrangements during the second quarter of fiscal 2006. Foreign exchange gains were $49,000 in the three months ended September 30, 2006 as compared to foreign exchange gains of $108,000 for the same period of 2005. Foreign exchange gains reflect the decline in the value of the U.S. Dollar and its impact on the Company’s non-U.S. subsidiaries holding U.S. dollar cash and receivable balances and the revaluation of certain intercompany balances between the parent company and one of its international subsidiaries
(Benefit) provision for income taxes: Income taxes include federal, state and foreign income taxes. The income tax benefit recorded in the three months ended September 30, 2006 is attributable to adjustments to withholding taxes on revenues generated from foreign countries. As of September 30, 2006, the Company has significant net operating losses that can be carried forward to offset taxable income that may arise in the future. However, the Company has determined that utilization of the net operating losses is subject to annual limitations under Section 382 of the Internal Revenue Code.
Consolidated Results of Operations
Six Months Ended September 30, 2006 Compared to Six Months Ended September 30, 2005

Revenue

	Six Months Ended		%
	9/30/2006	9/30/2005	Change
	(Unaudited)
	(In thousands)
Software license fees	$6,437	$12,793	(49.7%)
Percentage of total revenue	11.5%	19.3%

Support, outsourcing and hosting	30,302	29,064	4.3%
Percentage of total revenue	54.4%	43.7%

Consulting, training and other	19,011	24,621	(22.8%)
Percentage of total revenue	34.1%	37.0%

Total revenue	$55,750	$66,478

Software license fees: Software license fees decreased 49.7% to $6.4 million in the six months ended September 30, 2006. The decrease in software license fees is attributable to certain license agreements that did not close as anticipated in the first two quarters of fiscal 2007 due to customer delays in the sales cycle. Subsequent to September 30, 2006, we closed a multi-million dollar license transaction which had previously been delayed.
Support, outsourcing and hosting: Support, outsourcing and hosting revenue increased 4.3% to $30.3 million in the six months ended September 30, 2006. The increase in support, outsourcing and hosting revenues is attributable to customer support services agreements sold with new sales of software in prior periods and growth in hosting revenue.
Consulting, training and other: Consulting, training and other revenue decreased 22.8% to $19.0 million in the six months ended September 30, 2006. Customer delays in the sales cycles, which have reduced software license fees in the past two consecutive quarters, have contributed to lower consulting, training and other revenues as the related services engagements are similarly delayed. The Company continues to utilize third party systems integrators and certified business partners in its delivery of consulting, training and other services in order to provide greater business scalability and the potential introduction into more opportunities for sales of its software products.
Cost of Revenue

	Six Months Ended		%
	9/30/2006	9/30/2005	Change
	(Unaudited)
	(In thousands)
Cost of software license fees	$866	$978	(11.5%)
Percentage of software license revenue	13.5%	7.6%

Cost of support, outsourcing and hosting	7,156	7,035	1.7%
Percentage of support, outsourcing and hosting revenue	23.6%	24.2%

Cost of consulting, training and other	16,165	18,918	(14.6%)
Percentage of consulting, training and other revenue	85.0%	76.8%

Total cost of revenue	$24,187	$26,931

Cost of software license fees: Cost of software license fees decreased 11.5% in the six months ended September 30, 2006. This decrease is attributable to lower software license fees in the first half of fiscal 2007 as compared to the same period in fiscal 2006.

Cost of services revenue — customer support, outsourcing and hosting: Cost of customer support, outsourcing and hosting increased 1.7% in the six months ended September 30, 2006 due to increased hosting costs based on the growth in hosting customers. The six months ended September 30, 2006 includes stock compensation expense of approximately $61,000 related to the Company’s adoption of SFAS 123(R) during fiscal 2007.
Cost of services revenue — consulting, training and other: Cost of consulting, training and other services decreased 14.6% in the six months ended September 30, 2006. The same period of the prior year reflected more engagements for such services and higher utilization of billable personnel. The reduction in costs is primarily due to lower personnel salaries and contractor costs. Costs as a percentage of professional services revenue increased to 85% in the first half of fiscal 2007 compared to 77% in same period in fiscal 2006. During the six months ended September 30, 2006, the Company experienced lower utilization of billable personnel due to delays in certain service projects resulting from delays in license sales. The six months ended September 30, 2006 includes stock compensation expense of approximately $141,000 related to the Company’s adoption of SFAS 123(R) during fiscal 2007.
Operating Expenses

	Six Months Ended		%
	9/30/2006	9/30/2005	Change
	(Unaudited)
	(In thousands)
Research and development	$13,281	$15,213	(12.7%)
Percentage of total revenue	23.8%	22.9%

Sales and marketing	13,914	13,415	3.7%
Percentage of total revenue	25.0%	20.2%

General and administrative	7,323	7,748	(5.5%)
Percentage of total revenue	13.1%	11.7%

Restructuring expense	32	84	(61.9%)
Percentage of total revenue	0.1%	0.1%

Total operating expense	$34,550	$36,460

Research and development: The 12.7% reduction in research and development expenses in the six months ended September 30, 2006 is attributable to streamlined development and quality assurance processes and reduced use of contract personnel in research and development associated with the completion of key development efforts. The six months ended September 30, 2006 includes stock compensation expense of approximately $241,000 related to the Company’s adoption of SFAS 123(R) during fiscal 2007.
Sales and marketing: The 3.7% increase in sales and marketing expenses in the six months ended September 30, 2006 is primarily attributable to stock compensation expense of $379,000 related to the Company’s adoption of SFAS 123(R) during fiscal 2007.
General and administrative: The 5.5% decrease in general and administrative expenses in the six months ended September 30, 2006 is principally attributable to lower accounting and legal fees during that period, which also reflects continued focus on cost containment. General and administrative expense for the six months ended September 30, 2006 includes approximately $240,000 in legal and accounting fees related to the Company’s pending transaction with Vista. The six months ended September 30, 2006 includes stock compensation expense of approximately $506,000 related to the Company’s adoption of SFAS 123(R) during fiscal 2007.

Restructuring expenses: The Company recorded $32,000 in restructuring costs in the six months ended September 30, 2006, which reflects quarterly accretion on existing lease obligations recorded in prior business restructuring activities.
Interest Income (Expense), Other Income and (Benefit) Provision for Income Taxes

	Six Months Ended		%
	9/30/2006	9/30/2005	Change
	(Unaudited)
	(In thousands)
Interest income (expense,) net	$400	$(52)	> 100%
Percentage of total revenue	0.7%	(0.1%)

Other income, net	238	188	26.6%
Percentage of total revenue	0.4%	0.3%

(Benefit) provision for income taxes	(52)	28	> 100%
Percentage of total revenue	(0.1%)	0.0%
Interest income (expense), net: Net interest income (expense) arises from interest expense on a mortgage note payable and interest income generated from the Company’s invested cash balances. The increase in net interest income for the six months ended September 30, 2006 is the result of higher interest returns from the Company’s cash balances.
Other income, net: Other income, net is primarily attributable to rental income from the Company’s leased office space in Columbia, South Carolina, partially offset by foreign exchange fluctuations. Lease income (net of lease expenses) was $230,000 in the six months ended September 30, 2006. None of this office space was under lease arrangements during the six months ended September 30, 2005. Foreign exchange gains were $8,000 in the six months ended September 30, 2006 as compared to foreign exchange gains of $170,000 for the same period of 2005. Foreign exchange gains reflect the decline in the value of the U.S. Dollar and its impact on the Company’s non-U.S. subsidiaries holding U.S. dollar cash and receivable balances and the revaluation of certain intercompany balances between the parent company and one of its international subsidiaries.
(Benefit) provision for income taxes: Income taxes include federal, state and foreign income taxes. The income tax benefit recorded in the six months ended September 30, 2006 is attributable to adjustments to withholding taxes on revenues generated from foreign countries and for adjustments to international tax reserves. As of September 30, 2006, the Company has significant net operating losses that can be carried forward to offset taxable income that may arise in the future. However, the Company has determined that utilization of the net operating losses is subject to annual limitations under Section 382 of the Internal Revenue Code.
Liquidity and Capital Resources
As of September 30, 2006, the Company’s principal sources of liquidity consisted of approximately $33.8 million in cash and cash equivalents and $5.7 million in short and long-term restricted cash. The Company used $2.3 million in cash from operations and $1.0 million in cash from investing activities for the six months ended September 30, 2006, decreasing cash and cash equivalents by $3.4 million.
During the six months ended September 30, 2006:
•	Cash of $2.3 million was used in operating activities. Operating losses of $2.3 million and lower license revenues were the principal reasons for the decline in cash during the six months ending September 30, 2006. Days’ sales outstanding (“DSO”) decreased from 76 days at June 30, 2006 to 67 days at September 30, 2006. Payments on obligations from prior restructuring activities contributed to the decline in the cash balance during the six months ended September 30, 2006.

•	Cash of $1.0 million was used in investing activities for capital expenditures, which consist principally of purchases of computers, equipment and technology. Capital expenditures have been reduced to a level to ensure consistency in operations and customer success. This cash outflow was offset by a decrease in restricted cash of $0.1 million.

•	Cash of $322,000 was used in financing activities, which includes debt payments of $0.7 million and proceeds from stock option exercises of $0.3 million.
Commitments Under Prior Restructuring Activities:
During the six months ended September 30, 2006, the Company made payments of $1.2 million on obligations from prior restructuring activities. Future payments for these prior restructuring activities are projected to be $1.3 million for the remainder of fiscal 2007, $2.2 million for fiscal year 2008, and $0.5 million for fiscal year 2009, for an aggregate total of $4.0 million.
Restricted Cash:
At September 30, 2006, the Company maintained cash deposits of approximately $5.7 million in support of standby letters of credit and collateral for a mortgage. These deposits are classified as restricted cash, of which $2.9 million is included in current assets and the balance of $2.8 million in non-current assets. The letters of credit require the Company to maintain corresponding compensating balances up to the amounts of the letters of credit. A total of $4.6 million in restricted cash should be released in increments of $2.3 million each in both December 2006 and May 2008, relative to the expiration of letters of credit supporting a performance bond and the Company’s leased facilities in San Francisco, California, respectively. A $0.6 million certificate of deposit, used as collateral for the Company’s $11.5 million mortgage note payable on its Columbia, South Carolina property, will be released in April 2008.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Foreign Exchange Rate Sensitivity:
The Company provides services to customers primarily in the United States, Europe, Asia Pacific and elsewhere throughout the world. As a result, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Sales are primarily made in U.S. Dollars; however, as the Company continues to expand its operations, more contracts may be denominated in Australian and Canadian Dollars, Pound Sterling, Euros and Japanese Yen. A strengthening of the U.S. Dollar could make the Company’s products less competitive in foreign markets. A hypothetical 5% unfavorable foreign currency exchange move versus the U.S. Dollar, across all foreign currencies, would adversely affect the net fair value of foreign denominated cash, cash equivalents and investment financial instruments by approximately $0.6 million at September 30, 2006.
Interest Rates:
The Company’s cash investments carry a degree of interest risk. Floating rate returns may produce less income than expected if interest rates fall. Our future interest income may fall short due to changes in interest rates. A hypothetical 10% reduction in the interest rate earned could lead to a reduction in annual interest income of approximately $130,000 based on the average cash balance during the second quarter of fiscal 2007.
The Company did not experience any material changes in market risk in the second quarter of fiscal 2007.
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
Evaluation of Disclosure Controls and Procedures:
The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in its reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of the CEO and CFO of the Company, has performed an evaluation of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2006. Based on that evaluation, the CEO and CFO of the Company concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006.
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
As of September 30, 2006, we had net operating loss carryforwards of approximately $66.6 million available for federal income tax purposes. Such carryforwards may be used to reduce consolidated taxable income, if any, in future years. These net operating loss carryforwards begin to expire in the year 2012. We have determined, upon the advice and analysis of our tax experts, that utilization of these net operating loss carryforwards will be subject to annual limitations under the provisions of Section 382 of the Internal Revenue Code due to changes in our ownership. These annual limitations may cause us to be in a tax payment position in future years, which could have a negative effect on financial results. Depending on the amount and timing of any taxable income, these annual limitations may also hinder our ability to utilize all of the net operating loss carryforwards before they expire.
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
In the prior years, we have generated net losses and negative cash flow from operations. For example, we generated a net loss of $12.0 million and $6.1 million in the fiscal years ended March 31, 2004 and 2005, respectively, and used cash of $3.4 million and provided cash of $1.3 million in operating activities during the same periods. Although we were profitable and cash flow positive in the second half of fiscal 2005 and all four quarters of fiscal 2006, we generated a net loss and reduced cash in the first quarter of fiscal 2007 and generated a net loss in the second quarter of fiscal 2007. If we are unable to achieve and maintain profitability and positive cash flow from operations in future quarters, it will negatively affect our capacity to implement our business strategy and may require us to take actions in the short-term that will impair the long-term prospects of our business. If we are unable to achieve and maintain profitability and positive cash flow from operations in future quarters, it may also result in liquidity problems and impair our ability to finance our continuing business operations on terms that are acceptable to us. Further, we may need to enter into financing transactions that are dilutive to our stockholders’ equity ownership in our Company.

We have experienced significant change in our executive management team and our board of directors, and the current executive management team and board have only recently begun to work together.
We have experienced significant change in our executive management team and our board of directors. In January 2006, Arthur Beckman was promoted to Executive Vice President and Chief Technology Officer. In October 2005, Patrick Henn joined the Company as Executive Vice President and Chief Financial Officer. We appointed Joseph Trino as Executive Vice President of Corporate Strategy in January 2005. Gregory Dukat was promoted to Chief Executive Officer in February 2004. John Gregg recently resigned as Executive Vice President of Field Operations. Furthermore, we have experienced significant change in our board of directors as four of our current seven board members have been on the board for twenty-four months or less. The current executive management team and the board of directors may be unable to integrate and work effectively as a team. There are no assurances that we will be able to motivate and retain the current executive management team or that they will be able to work together effectively. There are also no assurances that there will not be further turnover on our board of directors. If we lose any member of our executive management team or they are unable to work together effectively, or if there is further board turnover, our business, operations and financial results could be adversely affected.
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
We have made significant investments in the Japanese market as part of our license arrangements with Tokyo Electric Power Company (“TEPCO”) and Electric Power Development Company. These investments include resources to localize our asset management products for Japan and establishing a regional office in Tokyo. As of September 30, 2006, we had $3.4 million of unamortized capitalized software resulting from our efforts to localize our asset management products for Japan. We cannot be sure that we will succeed in Japan due to the cost and difficulty we have encountered localizing our products in Japan, the cost of maintaining operations in Japan, and cultural differences in the conduct of business, including higher customer expectations and demands. Also, TEPCO is a significant source of revenue and referrals for new customers in Japan. If we are not able to maintain a good customer relationship with TEPCO, it will impact our revenue in Japan and our ability to grow license sales in Japan. If we are not successful in Japan, we may not be able to grow our revenue and we could have to write-off some portion of our capitalized software, which could have a negative effect on our operating results and financial condition.
If we are unable to expand our international operations, our operating results and financial condition could be materially and adversely affected.
International revenue (from sales outside the United States) accounted for approximately 24% of our total revenue for the fiscal year ended March 31, 2005, 21% of our total revenue for the fiscal year ended March 31, 2006, and 16% of our total revenue for the six months ended September 30, 2006. We maintain an operational presence and have established support offices in the United Kingdom, Australia, France and Japan. We expect international sales to continue to be a material component of our business. However, there can be no assurance that we will be able to maintain or increase international market demand for our products. In addition, international expansion may require us to localize products in additional countries, establish additional foreign operations and hire additional personnel. This may require significant management attention and financial resources and could adversely affect our operating margins. To the extent we are unable to expand foreign operations in a timely or cost-effective manner, our growth, if any, in international sales will be limited, and our business, operating results and financial condition could be materially and adversely affected.
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
Completion of the acquisition of Indus by Vista Equity Partners is subject to various conditions and the merger may not occur even if we do obtain stockholder approval.
On October 20, 2006, we entered into an Agreement and Plan of Merger by and among us, Fortezza Iridium Holdings, Inc., a Delaware corporation and a subsidiary of Vista Equity Fund II, L.P. (“Fortezza”), and Iridium Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Fortezza (“Sub”) pursuant to which Fortezza has agreed to acquire all of our outstanding equity interests. In accordance with the merger agreement, Sub will merge with and into Indus, with Indus continuing as the surviving corporation and a wholly owned subsidiary of Fortezza.
Completion of the merger is subject to various risks, including but not limited to those set forth below. The list is not intended to be an exhaustive list of the risks related to the merger and should be read in conjunction with the other information in our preliminary proxy statement filed with the SEC on November 6, 2006.

•	Stockholders holding at least a majority of the shares of our outstanding common stock entitled to vote might not vote to adopt the merger agreement and approve the merger;

•	The right of the other parties to terminate the merger agreement if we experience an event that has, or is reasonably likely to have, a material adverse effect on us, as that term is defined in the merger agreement;

•	Our failure or the failure of the other parties to obtain the required regulatory approvals regarding the merger;

•	The enactment of a law or issuance of an order by a governmental authority prohibiting the merger or other transactions contemplated by the merger agreement;

•	The pendency of a suit or action, or any governmental proceeding, challenging or seeking to restrain the merger or the ability of the other parties to acquire our common stock;

•	Holders of more than 10% of our outstanding common stock might elect to exercise their appraisal rights under Delaware law;

•	The failure of any other conditions in the merger agreement; and

•	The failure of the other parties to obtain the financing contemplated by their debt and equity commitment letters entered into at the time of execution of the merger agreement.
As a result of these risks, there can be no assurance that the merger will be completed even if we obtain stockholder approval. If our stockholders do not adopt the merger agreement or if the merger is not completed for any other reason, we expect that our current management, under the direction of our current board of directors, will continue to manage Indus.
Failure to complete the merger could negatively impact the market price of our common stock and operation of our business.
If the merger is not completed for any reason, we will be subject to a number of material risks, including:
•	the market price of our common stock will likely decline to the extent that the current market price of our stock reflects a market assumption that the merger will be completed;

•	costs related to the merger, such as legal fees and certain investment banking fees, and, in specified circumstances, termination fees and expense reimbursements, must be paid even if the merger is not completed; and

•	the diversion of management’s attention from our day-to-day business and the unavoidable disruption to our employees and our relationships with distributors, customers and suppliers, during the period before completion of the merger, may make it difficult for us to regain our financial and market position if the merger does not occur.
If our merger agreement is terminated and our board of directors seeks another merger or business combination, then our stockholders cannot be certain that we will be able to find an acquirer willing to pay an equivalent or better price than the price agreed to be paid under the merger agreement.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders on October 23, 2006.
a.	At the annual meeting, Richard C. Cook, Gregory J. Dukat, Allen R. Freedman, Eric Haskell, Kenneth G. Lawrence, Thomas R. Madison, Jr. and Frederick J. Schwab were elected to the Company’s Board of Directors and Ernst & Young LLP was ratified as the Company’s independent registered public accounting firm for the fiscal year ending March 31, 2007.

b.	At the annual meeting, the Company’s stockholders voted their shares as follows:
1)	T he election of seven Directors. All Directors nominated were elected.

Name of Nominee	Number of Votes For	Number of Votes Withheld
Richard C. Cook	49,628,823	1,616,801
Gregory J. Dukat	49,623,784	1,621,840
Allen R. Freedman	49,635,805	1,609,819
Eric Haskell	49,637,355	1,608,269
Kenneth G. Lawrence	49,637,255	1,608,369
Thomas R. Madison, Jr.	49,619,863	1,625,761
Frederick J. Schwab	49,634,167	1,611,457
2)	Ratification of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending March 31, 2007. The appointment of Ernst & Young was ratified by the stockholders. There were 50,194,038 votes cast in favor of ratification and 1,038,497 votes were cast against it. There were 13,089 abstentions and zero broker non-votes.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
The following exhibits are filed or furnished herewith or are incorporated by reference.

Exhibit
Number	Description
2.1	Agreement and Plan of Merger, dated as of October 20, 2006, by and among the Registrant, Fortezza Iridium Holdings, Inc., a Delaware corporation, and Iridium Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Fortezza (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated October 20, 2006)

4.1	First Amendment to Stockholder Protection Rights Agreement, dated as of October 20, 2006, by and among the Registrant and Mellon Investor Services LLC, as rights agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated October 20, 2006)

10.1	Amendment to Change of Control Severance Agreement dated as of October 20, 2006 by and between the Registrant and Gregory J. Dukat

10.2	Amendment to Change of Control Severance Agreement dated as of October 20, 2006 by and between the Registrant and Patrick M. Henn

10.3	Amendment to Change of Control Severance Agreement dated as of October 20, 2006 by and between the Registrant and Joseph T. Trino

10.4	Amendment to Change of Control Severance Agreement dated as of October 20, 2006 by and between the Registrant and Arthur W. Beckman

Exhibit
Number	Description
10.5	Separation Agreement, General Release of All Claims and Covenant Not to Sue, dated October 31, 2006 by and between Registrant and John D. Gregg (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated October 31, 2006)

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32.1	Section 1350 Certification of CEO *

32.2	Section 1350 Certification of CFO *

*	This exhibit is furnished to the Securities and Exchange Commission and is not deemed to be filed with the Securities and Exchange Commission as part of this report.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDUS INTERNATIONAL, INC.
(Registrant)

Date: November 9, 2006

/s/ Patrick M. Henn

Patrick M. Henn
Executive Vice President and Chief Financial Officer
(Principal Financial & Accounting Officer)